Form 10-K
period 1999-12-31
HEALTHEXTRAS INC
filed 2000-03-30
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER 1-15535

                               HEALTHEXTRAS, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                  52-2181356
              ---------                                 -----------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
    incorporation or organization)


         2275 Research Boulevard, 7th Floor, Rockville, Maryland 20850 (Address of principal executive offices, zip code)

                                 (301) 548-2900
                (Registrant's phone number, including area code)

                                Not Applicable
                         -----------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to 12(b) of the Act: None
Securities registered pursuant to 12(g) of the Act: Common Stock,
                                                    $0.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ( X )

The number of shares of Common Stock, par value $.01 per share, outstanding on March 21, 2000 was 27,600,000. As of March 21, 2000, assuming as fair value the last sale price of $5.25 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $28,875,000.

                      Documents incorporated by reference:
The Company's Proxy Statement for its annual meeting of stockholders to be held in June, 2000, a definitive copy of which will be filed within 120 days of December 31, 1999, is incorporated by reference in Part III of this Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                       Page
PART I
     Item 1.   Business..........................................        3
     Item 2.   Properties........................................       11
     Item 3.   Legal Proceedings.................................       11
     Item 4.   Submission of Matters for a Vote of Security
               Holders...........................................       11

PART II

     Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters................................      12
     Item 6.   Selected Financial Data...........................       13
     Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............       14
     Item 7A   Quantitative and Qualitative Disclosures About Market
               Risk..............................................       21
     Item 8.   Financial Statements and Supplementary Data.......       21
     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure...............       21

PART III

     Item 10.  Directors and Executive Officers of the Registrant      22
     Item 11.  Executive Compensation............................      22
     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management....................................      22
     Item 13.  Certain Relationships and Related Transactions....      22

PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K..............................       23

SIGNATURES

     THIS FORM 10-K, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE AND FINANCIAL CONDITION. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE" AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THEIR DATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THOSE IDENTIFIED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, IMPORTANT FACTORS TO CONSIDER IN EVALUATING SUCH FORWARD-LOOKING STATEMENTS INCLUDE CHANGES IN EXTERNAL MARKET FACTORS, CHANGES IN THE COMPANY'S BUSINESS OR GROWTH STRATEGY OR AN INABILITY TO EXECUTE ITS STRATEGY DUE TO CHANGES IN ITS INDUSTRY OR THE ECONOMY GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCES THAT THE RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K WILL IN FACT OCCUR. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

                                     PART 1

ITEM 1. BUSINESS

   OVERVIEW

         HealthExtras, Inc. ("the Company" or "HealthExtras") is a Delaware corporation organized on July 9, 1999 and the successor to certain predecessor companies (the "Predecessor Companies"). The Predecessor Companies include:
Sequel Newco, Inc., Sequel Newco Joint Venture (the Joint Venture), Health Extras Partnership (HEP), Sequel Newco, LLP (SN LLP) and HealthExtras, LLC. Through December 31, 1998, the Company was considered to be a development stage enterprise. The Company commenced business operations with its health benefits program on November 1, 1998. Sequel Newco, Inc. (Sequel), an Iowa Corporation, was originally incorporated on October 23, 1996 as PB Newco II, Inc. Sequel's business, which consisted of developing and evaluating international and domestic healthcare management service opportunities, was contributed to the Joint Venture as of January 1, 1997. The Joint Venture was originally formed on December 1, 1996 and its business involved the development of provider software applications and the development of international healthcare management opportunities. Effective April 7, 1997, the Joint Venture was merged into a limited liability partnership, SN LLP. SN LLP continued the business of the Joint Venture, i.e., the development of provider software applications and the development of international healthcare management opportunities. HEP was originally formed on April 7, 1997 and its business involved the development of supplemental catastrophic health benefit programs. Effective August 1, 1998, SN LLP and HEP were merged into HealthExtras LLC, a Maryland limited liability company, with HealthExtras, LLC being the surviving business entity. On May 27, 1999, HealthExtras, LLC, which was then a Maryland limited liability company, contributed substantially all of its assets to HealthExtras, LLC, a Delaware limited liability company, and Capital Z Healthcare Holding Corp. invested $5 million in that entity in exchange for a 20% ownership interest. On December 17, 1999, in connection with the closing of the initial public offering of 5,500,000 shares of the Company's common stock at an initial public offering price of $11.00 per share, HealthExtras LLC was merged into the Company with the Company being the surviving entity (the "Reorganization") and the members of HealthExtras LLC received an aggregate 22,100,000 shares of the Company's common stock in exchange for their member interests. The net proceeds received by the Company from the initial public offering (net of underwriting commissions and expenses of $5.6 million) were approximately $54.9 million.

         HealthExtras intends to be the leading Internet-based seller of health and disability benefit programs. We design and develop membership programs, which are marketed directly to consumers over the Internet at our website, www.healthextras.com. At our website, consumers can enroll as members of HealthExtras and tailor their benefit packages to best suit their needs and circumstances. By joining HealthExtras, members can address critical gaps in their insurance protection. Those gaps have traditionally not been addressed by insurance agents or brokers due to the low price point of that protection and the high costs associated with that distribution channel. We believe we are the first company to develop and sell Internet-based membership programs offering products and services that incorporate health and disability benefits. We have contracted with insurance companies to underwrite the insurance components of our programs. As a result, we do not assume any insurance underwriting risk. The financial responsibility for the payment of claims resulting from a qualifying disability, or other event covered by the insurance features of our programs, is borne by third-party insurers. All of the insurance and service features included in our membership programs are supplied by outside vendors. Since launching our programs in January 1999, and through December 31, 1999, we have enrolled over 105,000 program members.

         The features of membership in HealthExtras include health related services that can be utilized in the absence of a qualifying disability, medical condition or organ transplant. These include unlimited access to a nurse-advice line, air-evacuation in the event of qualifying emergency while traveling and access to cost savings through the national health care provider network. In the event of a qualifying disability, medical condition or organ transplant, HealthExtras offers consultation services to ensure that the benefits payable under the insurance features are used appropriately.

         The Internet is an increasingly significant medium for communication, information and commerce. International Data Corporation, commonly referred to as IDC, estimates that there were 97 million Internet users worldwide at the end of 1998 and anticipates that number will grow to approximately 320 million users by the end of 2002. In addition, IDC estimates that the worldwide consumer electronic commerce market is expected to grow from approximately $11 billion in 1998 to approximately $94 billion in 2002. That growth is being driven by a number of factors, including:

         * A growing base of PCs in the home and workplace;

         * Improvements in network security, infrastructure and bandwidth;

         * Faster and less expensive Internet access;

         * Increases in the quantity and quality of content available on the Internet;

         * The overall increase in public awareness of the Internet; and

         * The convenience, timeliness and reduced costs of electronic commerce.

         Over the last few years, consumers have significantly increased their usage of the Internet and expanded the categories of products and services they purchase over the Internet. A new class of Internet-based companies has emerged to address these online opportunities. These companies are focusing on such areas as books, CDs, videocassettes, airline tickets, online stock trading and, increasingly, other consumer financial products and services.

  OUR MARKET

         According to Forrester Research, a leading e-commerce and technology research firm, Internet-influenced sales of insurance will grow from $1.5 billion in 1998 to $11.0 billion in 2003. In addition, Booz, Allen & Hamilton, Inc. has estimated that the cost of distribution of insurance products over the Internet can be as much as 71% less than the distribution costs of products through traditional brokers and agents. We believe our programs are well-suited for delivery over the Internet because:

         * health and disability benefits are information-based products that need neither physical shipment nor warehousing of merchandise;

         * the cost advantages and direct contact with customers afforded by the Internet enable us to target and serve segments of the market which would not be as profitable if they had to be accessed through large sales staffs and costly local offices;

         * effective two-way communication flow via the Internet facilitates interaction with consumers and rapidly delivers feedback on consumer preferences; and

         * the Internet provides customers with convenience, privacy and control over the process of researching and pricing benefits, without the pressure of a commissioned agent.

         Further, we believe that the Internet provides us with significant opportunities in the direct marketing of our benefit programs, including the ability to:

         * evaluate and respond rapidly to consumer reactions to marketing programs and product offerings;

         * target the most attractive customer segments and customize advertising to them across different websites; and

         * provide customers flexibility to customize benefit programs.

         The market of health and disability insurance is large and continues to grow. We believe that the demand for insurance products will grow and be driven by:

         * significant growth in Internet commerce, through which more consumers will have access to alternatives to traditional insurance products and distribution channels;

         * a growing awareness by consumers of their financial exposure to catastrophic events, due to limitations in their insurance coverage; and

         * the growth in elective employee benefit plans which incorporate a variety of insurance options.

  THE HEALTHEXTRAS OPPORTUNITY

         Many individuals and families are financially exposed to the costs of catastrophic injuries and illnesses. According to Employee Benefit Research Institute, more than 60% of insured Americans are covered by policies that limit overall lifetime health benefits to $1.0 million or less and fewer than half of American workers covered by group health insurance are covered by disability policies. Most disability insurance is limited to short-term income replacement and does not address longer-term financial security. Thus, individuals covered by employer-sponsored health plans frequently have a significant amount of their net worth exposed to loss through catastrophic illness or injury. In addition, many uninsured Americans lack an effective means of accessing catastrophic coverage because the comparatively low premiums associated with those products make their commission yield unattractive to agents and brokers. As a result, these products often are not actively marketed.

         In response to these market opportunities, HealthExtras began to develop membership program descriptions including coverage features, health services, levels of benefits, exclusions and age parameters. HealthExtras sought out insurers and reinsurers to underwrite specific features intended to be included in its membership program. At its own expense, HealthExtras had group policies filed in all fifty states and has continued to monitor progress and respond to changes requested in the regulatory process. HealthExtras also established the qualification provisions that allow cardholders of our participating financial institutions to be group members through membership in HealthExtras.

  BUSINESS STRATEGY

         We are an Internet-based seller of health and disability benefit programs. The Internet represents a more cost-effective marketing and operating platform for our business which can eliminate a significant percentage of the costs associated with commission-driven distribution systems. Accordingly, the Internet enhances our ability to provide access to affordable health and disability benefit programs. Elements of our strategy include:

    Become the Leading Online Seller of Health and Disability Benefit
Programs.

         We are moving aggressively to capture a leading share of the Internet segment of the health and disability market. We are positioned to promote membership features of HealthExtras, including health and disability benefits, that historically have been relatively uneconomic to offer to consumers through traditional, commission-driven distribution channels. By leveraging our membership base to obtain group rates, we are able to offer benefits to members at a cost which we believe is less than they would have to pay individually for comparable benefits.

    Promote HealthExtras as the National Brand for Health and Disability
Benefits.

         Through our exclusive association with Christopher Reeve, we have the opportunity to achieve recognizable brand identity for our membership programs. We intend to continue to expand our brand marketing aggressively through the Internet, television, radio and print activities.

    Develop Strategic Marketing Relationships.

         We have established strategic marketing relationships with six of the nation's largest credit card issuing banks for access to their customers. We have entered into marketing programs with selected Internet portals, insurance-related websites, and other websites with attractive demographic profiles.

    Continue to Develop and Arrange for the Sale of Additional Innovative Health and Disability Programs to Members.

         We are continuing to develop an expanded list of insurance and service options for inclusion in our membership programs. These additional products would provide flexibility in coverage amounts to our program members and address additional insurance needs.

  BRAND DEVELOPMENT

    Christopher Reeve

         Christopher Reeve has entered into an exclusive agreement to assist HealthExtras in developing products, making consumers aware of various catastrophic events that could threaten their families' security and promoting the HealthExtras brand. Mr. Reeve appears in a number of television, radio and print advertisements to promote HealthExtras programs and our website.

         We have an agreement with Cambria Productions, Inc. f/s/o Christopher Reeve, which had an initial three-year term from July 8, 1997. This agreement has been extended for an additional two-year term, to July 8, 2002.

         HealthExtras has exclusive rights to use the advertisements and promotional materials involving Mr. Reeve that it develops for television, radio, Internet and print, including newspapers, magazines, direct mail and other consumer print materials, but excluding life-size cut-outs, billboards and shelf-facing materials, during the term of the agreement and for a 10-year annuity period thereafter, within the United States and its possessions, territories and commonwealth. Further, under the agreement, Christopher Reeve shall not promote, create commercials, or endorse any other product which combines credit cards and health-related benefits; however, Mr. Reeve may perform in television or productions sponsored by competitive companies and products and may appear in promotions for such programs.

         Mr. Reeve has the absolute right to approve all advertisements created under the agreement, or to give a notice of disapproval. If Mr. Reeve gives proper disapproval notice and the parties are unable to agree as to the advertisement content, either party may terminate the agreement.

         HealthExtras is required to make payments for Mr. Reeve's services based on the number of persons who purchase a HealthExtras benefit program, subject to the payment of guaranteed amounts. Mr. Reeve's representative has the right to terminate the agreement immediately upon giving notice to HealthExtras if any payment due under the agreement is not received within 30 days of its due date. In such case, HealthExtras relinquishes any right to use any materials previously created with Mr. Reeve's likeness.

  STRATEGIC MARKETING RELATIONSHIPS

         We have established strategic marketing relationships with six of the nation's largest credit card issuing banks for access to their customers. These banks are assisting us in establishing brand name recognition and driving traffic to our website with their installed base of customers, which we estimate represents more than 55 million households. In addition, we have established marketing relationships with selected Internet content sites, electronic commerce sites and Internet portals. These relationships drive traffic to our website and increase our brand name recognition.

         These arrangements provide for various marketing initiatives, including, statement inserts, statement messages, banner placements and e-mail. These communications feature Christopher Reeve, provide information about HealthExtras benefit programs and promote our website. In addition, our bank partners may establish links from their websites to the HealthExtras website. HealthExtras compensates those banks based principally on the benefit programs purchased in response to these communications.

         Under the contracts which govern our relationships with our bank partners, the banks have the right to review and approve all marketing materials and to determine whether to send those materials to customers. HealthExtras pays for the marketing material used and generally compensates the banks based on the purchases of HealthExtras benefit programs by bank customers.

         The contracts are typically for a term of 12 months, with automatic annual renewal unless cancelled upon written notice 30 or 90 days prior to an anniversary date. Some contracts also provide for termination by either party without cause upon 30 or 90 days prior written notice.

  PRODUCTS OFFERED

         Membership in HealthExtras offers access to various combinations of health and disability benefits. Further, we seek to provide flexibility for members to customize the package of benefits included in their HealthExtras program to meet their individual needs. HealthExtras does not assume any underwriting risks for the benefits included in its programs. The current benefits which can be obtained through membership in HealthExtras include:

         * Catastrophic Disability.   This provides a $1 million to $2 million
           cash payment to members who become permanently disabled as the result of an accident

         * Excess Medical. This provides program members an additional $5 million in health insurance coverage after the exhaustion of the $1 million lifetime limit on a member's primary health insurance coverage.

         * Organ Transplant. Many employer-sponsored health insurance plans contain an embedded limitation on organ transplant coverage. The organ transplant benefit provides up to $250,000 to cover expenses for an organ transplant in excess of a member's primary health insurance coverage.

         * Out of Area Expense Reimbursement. This provides up to $2,500 per year in reimbursements for co-payments and deductibles for health services furnished to members when they are over 100 miles from home.

         * Emergency Evacuation and Repatriation. This provides a member who needs emergency medical treatment with up to $50,000 of coverage for air ambulance transportation to an appropriate medical facility abroad or in the United States.

         * 24-Hour Nurse Consultation. This provides access to general medical information from a centralized nursing staff 24 hours per day, 7 days per week, through a toll-free telephone number. This service does not provide any diagnosis of medical conditions, nor does it provide or control medical services.

         * Provider Network Access.   This allows members to receive the
           discounts or the price concessions for medical services available through the United Payors & United Providers, Inc. nationwide network of medical care providers. The United Payors & United Providers, Inc. network includes over 2,500 hospitals and 150,000 physicians.

         The significant majority of HealthExtras' revenue and membership to date is based on benefit combinations featuring the catastrophic disability product.

  OTHER STRATEGIC RELATIONSHIPS

    Reliance National Insurance Company

         Our relationship with Reliance National is governed by a Program Administrator's Agreement between HealthExtras and Reliance National. This agreement runs through February 28, 2002. Under this agreement, Reliance National agreed to file the underlying benefit insurance policies in all 50 states and to use its best efforts to obtain approvals from the various state insurance departments. Reliance National identifies for HealthExtras the regulatory status in the various states for the insurance coverage it provides. Reliance National is not, however, obligated to issue insurance under this agreement. Also, Reliance National provides marketing and sales expertise for the HealthExtras benefits programs. HealthExtras is required to pay Reliance National for the cost of the insurance coverage provided to HealthExtras program members. HealthExtras maintains a prepaid balance with respect to the insurance coverages obtained from Reliance National.

         Under this agreement, Reliance National has appointed HealthExtras as administrator and designated the Sklover Group, Inc. as the program manager. The Sklover Group is an independent insurance agent. HealthExtras has no authority to adjust, compromise, settle or pay any claim made on the insurance policies. HealthExtras maintains a toll free telephone number to provide its members convenient access to information; however, all inquiries regarding policy certificate holder services, including claim inquiries, are referred to the licensed program manager.

         This agreement gives Reliance National the right to suspend HealthExtras as administrator or terminate the agreement based on an inability to obtain and maintain in force reinsurance satisfactory to Reliance National and in various circumstances pertaining to HealthExtras, for example, an administrative accusation against it for violation of insurance laws, a default in its duties and responsibilities, excessive consumer complaints, or insolvency. In addition, Reliance National could unilaterally decide to stop issuing policies for our programs at any time.

    United Payors & United Providers, Inc.

  Network Access

         Our relationship with United Payors & United Providers, Inc. enables us to offer our program members access to the price concessions for medical services available through the United Payors & United Providers, Inc. network of health care providers. This network consists of over 2,500 hospitals and 150,000 physicians throughout the United States.

         HealthExtras has entered into a contract with United Payors & United Providers, Inc. to allow HealthExtras program members to access, subject to various criteria, the United Payors & United Providers, Inc. network of health care providers. United Payors & United Providers, Inc. has the unilateral right to revise the criteria for network access. In exchange, we have agreed to pay United Payors & United Providers $1.00 per program member per month for the initial year of membership, which amount escalates in stages for subsequent membership years to a maximum of $1.50 per program member per month in the fourth year of continued membership and thereafter. However, we can terminate these payments by conveying $25 million in market value of our common stock to United Payors & United Providers, Inc.

         The contract contains mutual confidentiality and indemnification provisions. The contract terminates on December 31, 2003, but may be terminated prior to that time by either party upon breach of a provision of the contract, provided the party gives the breaching party 30 days written notice of the breach and the breaching party fails to correct the breach.

  ADMINISTRATIVE SERVICES

         HealthExtras has relied on United Payors & United Providers, Inc. to furnish operating and administrative services and facilities necessary to its business, which include personnel, office space, furniture and equipment, telephone service, both voice and facsimile, and computer capabilities. HealthExtras reimburses United Payors & United Providers, Inc. on a cost basis for these services. In December 1999, HealthExtras entered into a sublease for office space with United Payors & United Providers. In addition, effective April 1, 2000 all employees of United Payors & United Providers, Inc. whose services are devoted full time to HealthExtras will become our employees. From that date, services to be provided by United Payors & United Providers, Inc. will be limited primarily to services relating to information technology and communications. Compensation to United Payors & United Providers, Inc. for such services will be based on a cost plus fee basis.

         The Chairman of the Board of HealthExtras was also the Chairman of the Board and Co-Chief Executive Officer of United Payors & United Providers, Inc, until its merger with a subsidiary of BCE Emergis Inc. on March 28, 2000.

  COMPETITION

         Since HealthExtras programs incorporate insurance benefits, we consider that our programs compete with those of online and traditional providers of insurance products. The market for selling insurance products over the Internet is new, rapidly evolving and intensely competitive. Current and new competitors may be able to launch new websites at a relatively low cost.

         We also face competition from the traditional distributors of insurance, such as captive agents, independent brokers and agents, and direct distributors of insurance. Insurance companies and distributors of insurance products are increasingly competing with banks, securities firms and mutual fund companies that sell insurance or alternative products to similar consumers. Traditionally, regulation separated much of the activity in the financial services industry. However, recent regulatory changes have begun to permit other financial institutions to sell insurance also.

         We potentially face competition from unanticipated alternatives to our benefit programs from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including America Online, Microsoft and Yahoo!. These potential competitors could choose to compete with us directly or indirectly through affiliations with insurers, insurance agents and brokers and other electronic commerce companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could harm our business, results of operations and financial condition.

         We believe that the principal competitive factors in our markets are price, brand recognition, marketing expertise, website accessibility, ability to fulfill customer purchase requests, customer service, reliability of delivery, ease of use, and technical expertise and capabilities. Many of our current and potential competitors, including Internet directories and search engines and traditional insurance agents and brokers, have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than we. Certain of these competitors may be able to secure products and services on more favorable terms than we can obtain. In addition, many of these competitors may be able to devote significantly greater resources than we for developing websites and systems, marketing and promotional campaigns, attracting traffic to their websites and attracting and retaining key employees.

         Any of the firms described above could seek to compete against us through traditional channels or by copying our products or business model. Increased competition may result in reduced operating margins, loss of market share and damage to our brand. We cannot assure you that we will be able to compete successfully against current and future competitors or that competition will not harm our business, results of operations and financial condition.

  REGULATION

         Since   the   HealthExtras   programs   include   insurance   benefits,
distribution of our programs must satisfy applicable legal requirements relating, among other things, to policy form and rate approvals, the licensing laws for insurance agents and insurance brokers, and the satisfaction by a HealthExtras member who receives the insurance benefit of requisite criteria, for example being a resident of a state which has approved the insurance policy. We believe we satisfy applicable requirements. The underwriter of the insurance benefits included in HealthExtras programs is responsible for obtaining regulatory approvals for those benefits. An independent licensed insurance agency is responsible for the solicitation of insurance benefits involved in HealthExtras programs.

         Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance impose strict and substantial requirements on insurance coverage sold to consumers and businesses. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. Each jurisdiction's insurance regulator typically has the power, among other things, to:

         * administer and enforce the laws and promulgate rules and regulations applicable to insurance, including the quotation of insurance premiums;

         * approve policy forms and regulate premium rates;

         * regulate how, by which personnel and under what circumstances an insurance premium can be quoted and published; and

         * regulate  the   solicitation  of  insurance  and  license   insurance
           companies, agents and brokers who solicit insurance.

         State insurance laws and regulations are complex and broad in scope and are subject to periodic modification as well as differing interpretations. There can be no assurance that insurance regulatory authorities in one or more states will not determine that the nature of our business requires us to be licensed under applicable insurance laws. A determination to that effect or that we or our business partners are otherwise not in compliance with applicable regulations could result in fines, additional licensing requirements or inability to market our products in particular jurisdictions. Such penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory or legal action against us turn out to be false, negative publicity relating to any such allegation could result in a loss of consumer confidence and significant damage to our brand. We believe that because many consumers and insurance companies are not yet comfortable with the concept of purchasing insurance online, the publicity relating to any such regulatory or legal issues could significantly harm our business.

         The distribution of our programs including an insurance component over the Internet subjects us to additional risk as most insurance laws and regulations have not been modified to clarify or amend their application to Internet transactions. Currently, many state insurance regulators and legislators are exploring the need for specific regulation of insurance sales over the Internet. Such regulation could dampen the growth of the Internet as a means of providing insurance services. Moreover, the application of laws governing general commerce on the Internet remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing insurance, intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws and regulations that may impose additional burdens on companies conducting business over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could harm our business.

         We believe that we are currently in compliance with applicable legal requirements. However, the future regulation of insurance sales via the Internet as a part of the new and rapidly growing electronic commerce business sector is unclear. If additional state or federal laws or regulations are adopted, they may have an adverse impact on us.

  EMPLOYEES

         As of December 31, 1999, we had 46 personnel whose services are devoted full time to HealthExtras. As discussed under "Business - Other Strategic Relationships - United Payors & United Providers, Inc." our personnel currently are employees of United Payors & United Providers, Inc. This arrangement is for our convenience. Effective April 1, 2000, we will establish employee benefits similar to the benefits these personnel currently receive. At that time, they will become direct employees of ours. We have never had a work stoppage. A collective bargaining unit does not represent our personnel. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.


ITEM 2.  PROPERTIES

         Our existing executive, administrative and operating offices are located in approximately 2,473 square feet of office space in Rockville, Maryland under a sublease with United Payors & United Providers, Inc. that expires on February 28, 2001. We anticipate that we will be moving to new office space in Rockville, MD consisting of approximately 19,700 square feet during the second quarter of 2000. The new office space will be the subject of a sublease with United Payors & United Providers, Inc. that expires May 2004. We believe that the new office space is adequate for our existing needs and that suitable additional space on commercially reasonable terms will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

         From time to time we may become subject to legal proceedings and claims in the ordinary course of business. Such legal proceedings and claims could include claims of alleged infringement of third party intellectual property rights and notices from state regulators that we may have violated state regulations. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, harm our business, financial condition or results of operations in any material respect.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock has been quoted on the Nasdaq National Market under the symbol "HLEX" since the Company's initial public offering on December 14, 1999. The following table sets forth for the period indicated the high and low sales prices for the common stock:


                                              High           Low
                                              ----           ---

1999
----
December 14 - December 31.........            $12.38          $7.38

2000
----
First quarter (through March 21, 2000)...     $11.97          $4.39

         On March 21, 2000 the last closing sale price of the common stock, as reported by the Nasdaq National Market was 5.25 per share. As of March 21, 2000, the Company had approximately 3,418 stockholders of record. The Company did not pay any cash dividends in 1999 and has no plans to do so in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         (In thousands except per share data)

         The following selected financial data has been derived from the audited financial statements of the Company and its predecessor companies. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements, including notes thereto.



                                For the Period
                                 October 23,
                                1996 (date of
                                inception) to   For the Years Ended December 31,
                                December 31,    --------------------------------

                                 1996         1997       1998         1999
                                 ----         ----       ----         ----

Statement of Operations
Data:
Revenue .....................   $   --     $    --    $     --      $  5,327

Direct expenses .............       --          --          --         3,096
Product development and
 marketing ..................      810       3,380       4,936        10,331
General and administrative ..      146       1,306       1,598         2,996
                                ------      ------      ------       -------

Operating loss ..............     (956)     (4,686)     (6,534)      (11,096)
Interest expense, net .......       --        (556)       (110)         (351)
Other income (expense), net .       (5)        589          --           (73)
                                -------    --------    --------     ---------
Net loss ....................   $ (961)    $(4,653)   $ (6,644)     $(11,520)
                                =======    ========   =========     =========

Basic and diluted net loss
per share                       $   --     $    --    $     --      $  (0.56)
Weighted average shares of
 common stock outstanding ...       --          --          --        20,588

Pro forma basic and diluted
net loss per share (1) ......   $  (0.05)  $  (0.26)  $  (0.38)     $     --
Pro forma weighted average
shares of common stock
outstanding (1) .............     17,680     17,680     17,680            --


                                                  December 31,
                                        ---------------------------------
                                        1996      1997       1998    1999
                                        ----      ----      -----   -----
Balance Sheet Data:
Cash and cash equivalents            $ 3,526   $ 9,651   $   219   $46,971
Total assets ...............           4,226    12,710     4,608    53,662
Total liabilities ..........             188     7,770     5,531     6,298
Total stockholders' (members')
equity (deficit)............           4,038     4,940      (923)   47,364

--------------
(1) Reflects the formation of HealthExtras, Inc. and the Reorganization as if those events had taken place at the beginning of the period, except that no effect is given to the investment by Capital Z Healthcare Holding Corp. in HealthExtras prior to May 27, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Form 10-K may contain forward-looking statements (see "Certain Factors That May Affect Future Operating Results or Stock Prices") within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

         We expect to generate a significant portion of our revenue from the sale of membership programs which include supplemental health and disability benefits. While product development has been ongoing for the past several years, we began revenue-generating activities in January 1999. Prior to that time, we were a development stage enterprise, which designed and test marketed various benefit combinations. To date, we have primarily focused on the distribution of our membership programs to bank customers and building recognition of our program brand. Christopher Reeve is featured prominently in our online, television and print marketing campaigns to build brand awareness. Our intent is to effect a substantial portion of our program distributions over the Internet.

         We believe our consumer research and marketing efforts have given us valuable insight into the consumer perceptions and preferences regarding the value and limitations of prevailing insurance products. Accordingly, we believe that our programs are well positioned to address the needs of our targeted market segments. As of December 31, 1999, more than 105,000 members had enrolled in our programs.

         Revenue is generated by payments for program benefits. The primary determinant of HealthExtras' revenue recognition is monthly program enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer for an initial 90-day period. As of December 31, 1999, initial revenue was deferred for approximately 40,000 program members.

         Direct expenses consist principally of bank marketing and processing fees and the cost of benefits provided to program members. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. HealthExtras has historically maintained a prepaid expense balance with respect to the insurance features of its programs. Where amounts are prepaid, direct expense is recognized based on the actual membership levels in each program. These prepaid amounts were $879,300 and $731,800 at December 31, 1998 and December 31, 1999, respectively. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment levels will allow the balance at December 31, 1999 to be fully utilized prior to expiration.

         We have entered into three-year employment agreements with five of our officers. The annual base salaries under these arrangements range from $120,000 to $210,000, and one executive will be entitled to a bonus equal to one percent of our after-tax profits. Our minimum aggregate payments under these employment agreements are expected to be $837,000 annually.

         Our limited history makes it difficult to evaluate our business and prospects. We have incurred substantial operating losses since our inception, and we intend to incur significant marketing and brand development expenses over the next several years. We anticipate that our operating losses will continue in the near term. There can be no assurance that we will generate significant revenues or profitability in the future.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         HealthExtras incurred an operating loss of $11.5 million for the year ended December 31, 1999. Revenue of $5.3 million consisted of annual program member payments earned during the period. Cash collections for program subscriptions through December 31, 1999 totaled $10.5 million. There was no revenue in 1998.

         Operating expenses for the year ended December 31, 1999 totaled $16.4 million. Direct expenses of $3.1 million consisted of the cost of obtaining the benefits included in our programs, and marketing and other fees payable to our distribution partners. These direct expenses represented 19% of operating expenses for that period. For the year ended December 31, 1999, HealthExtras incurred $10.3 million in product development and marketing expenses, or 63% of total operating expenses, $4.3 million of which was incurred for the continuing creative development of promotional and sales materials, including television and print advertisements, and $1.1 million of which was product endorsement costs. Media production expenses totaled $5.1 million for print and Internet advertisement production and distribution. Market research expenses were $380,000. General and administrative expenses for that period totaled $3.0 million or 18% of total operating expenses. These expenses included $1.7 million in compensation and benefits and $205,000 in professional services.

         Total operating expenses for the twelve months ended December 31, 1998 were $6.5 million. In 1998, total product development and marketing expenses were $4.9 million, representing 75% of total operating expenses. These expenses included $2.4 million for media development, consisting of $1.0 million in product endorsement costs, $631,000 in business partner marketing materials, $133,000 in test-marketing costs and approximately $650,000 in pre-production creative costs. Production-related expenses in 1998 total $1.1 million, of which $765,000 was in print advertisements and fulfillment materials and $330,000 was for the production of television and radio promotions. Also in 1998, $626,000 was devoted to market research and product development consulting. Additional costs of $237,000 of compensation expense, $324,000 in travel expense, and $220,000 of other costs were incurred as product development and marketing expenses. General and administrative expenses for the same period totaled $1.6 million, approximately 25% of total operating costs, and included approximately $630,000 in compensation and $224,000 in professional and consulting fees.

  YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Total operating expenses for the year ended December 31, 1998 were $6.5 million compared to $4.7 million for 1997. This difference was largely attributable to a $1.6 million increase in product development and marketing expenses, reflecting the implementation of marketing agreements, initial focus groups and product evaluation. In 1997, product development and marketing expenses included $674,000 for media development and $976,000 in market research and product development consulting. Other costs for 1997 totaled approximately $1,730,000, of which $513,000 was in compensation expense, $555,000 was in travel expenses and approximately $660,000 was in other product and media development costs. In 1998, product development and marketing expenses included $2.4 million for media development, consisting of $1.0 million in product endorsement costs, $631,000 in business partner marketing materials, $133,000 in test-marketing costs and approximately $650,000 in pre-production creative costs. Production-related expenses in 1998 totaled $1.1 million, of which $765,000 was in print advertisements and fulfillment materials and $330,000 was for the production of television and radio promotions. Also in 1998, $626,000 was devoted to market research and product development consulting. Additional costs of $237,000 of compensation expense, $324,000 in travel expense, and $220,000 of other costs were incurred as product development and marketing expenses. General and administrative expenses were largely unchanged from year to year. In 1997, these expenses included approximately $330,000 in compensation and $541,000 in professional and consulting fees. In 1998, these expenses included approximately $630,000 in compensation and $224,000 in professional and consulting fees. Net other income decreased from $589,000 for the year ended December 31, 1997 to a net expense of $100 for the year ended December 31, 1998. This decrease reflected a reduction in realized securities trading gains. Interest expense decreased from a net expense of $555,000 for the year ended December 31, 1997 to $110,000 for the year ended December 31, 1998, as more liquid assets were invested in interest-bearing instruments.

LIQUIDITY AND CAPITAL RESOURCES

         Our operations since inception were funded primarily through capital investments, advances from the Chairman of the Board of the Company and borrowings under a line of credit. In December 1999, we completed the sale to the public of 5,500,000 shares of the Company's common stock and received proceeds (net of underwriting commissions and expenses of $5.6 million) of approximately $54.9 million. As of December 31, 1999, we had $47.0 million in cash and cash equivalents, $45.2 in working capital and no debt.

         The primary commitment of our capital resources is to fund expenditures relating to marketing and brand development we intend to incur over the next several years and to fund the operating losses we anticipate in the near term.

         We currently anticipate our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditures and business expansion requirements for approximately the next 24 months. There can be no assurance that we will not require additional capital prior to the expiration of that 24-month period. Even if such funds are not required, we may seek additional equity or debt financing. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." We will be required to adopt SFAS No. 133 for the quarter ending March 31, 2001. Because we do not currently hold any derivative financial instruments and do not expect to engage in hedging activities, adoption of SFAS No. 133 is expected to have no material impact on our financial condition or results of operations.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Software for Internal Use," which provides guidance on accounting for the cost of computer software developed or obtained for internal use. We have adopted this statement of position for the year ended December 31, 1999. The adoption did not have a material impact on our financial statements for the year ended December 31, 1999.

INTEREST RATE AND EQUITY PRICE SENSITIVITY

         We are subject to interest rate risk on our short-term investments and equity price risk in our marketable securities. We have determined that a 10% move in the current weighted average interest rate of our short-term investments and/or a 10% move in the weighted average market price of our marketable securities would not have a material effect in our financial position, results of operations and cash flows in the next year.

YEAR 2000

         To date, we have not experienced any significant adverse effect related to the Year 2000 issue. Due to our recent founding, we developed our systems and technology in light of the Year 2000 problem, as opposed to many older systems designed before this problem was known. On June 15, 1999, we completed our review and testing of Year 2000 compliance for all of our internally developed software, which include substantially all of the systems for the operation of our website, customer interaction and transaction systems and our security, monitoring and back-up capabilities. On May 31, 1999, we completed our assessment of the Year 2000 readiness of our third party supplied software and hardware, and of our vendors. During the assessment phase, we identified those vendors critical to us, and received certifications of Year 2000 compliance or a readiness disclosure statement from them. Testing was completed in the fourth quarter of 1999.

         While we have not experienced any significant adverse effects to date, there can be no assurance that currently unidentified Year 2000 issues, if any, will not arise and that these issues will not have a material adverse effect on us.

  CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES

    FACTORS RELATED TO OUR BUSINESS

  Because we have a limited operating history, our business prospects are subject to a great deal of uncertainty

         While our product development efforts have been ongoing for the past two years, we only began revenue-generating activities in January 1999. This limited history of operating our business means that our business prospects are subject to a great deal of uncertainty and risks.

  We have not been profitable and may not become profitable in the future

         We have incurred operating losses since our inception. Because we plan to continue to significantly increase our operating expenses in an attempt to increase our member base, we will need to generate significantly higher revenues to achieve profitability. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

  Our future profitability is dependent, to a significant extent, upon increased consumer demand for additional products, which we are in the process of developing or may develop in the future

         Most of our revenue currently is derived from members purchasing membership programs which include disability benefits. We believe our future profitability is dependent upon achieving substantial increases in sales of our programs, including those providing excess health insurance coverage and other benefits we are developing or may develop in the future. To the extent these products include insurance features, they generally will require regulatory approvals. If we do not achieve these increased sales, we may never achieve profitability.

  If the sale of our membership programs over the Internet does not achieve widespread consumer acceptance, we may never achieve profitability

         To date, we primarily have promoted our membership programs through mailings to credit card or other customers of banks. However, we intend to significantly increase the distribution of our programs over the Internet. Thus, our future profitability is dependent in large part on our ability to achieve widespread consumer acceptance of purchasing our programs over the Internet. The development of an online market for programs, such as those we offer, has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Therefore, there is significant uncertainty with respect to the viability and growth potential of this market

         There can be no assurance that an online market for our programs will develop or that consumers will significantly increase their use of the Internet for obtaining the types of products and services included in the programs that we sell. If an online market for these products fails to develop, or develops more slowly than we expect, or if our programs do not achieve widespread market acceptance, the prospects for our achieving profitable operations will be significantly reduced.

  If we lose one or more of our marketing relationships, our access to potential customers would decline and sales and revenues would suffer

         A substantial majority of all of our programs sold to date have been through mailings sent by banks to their credit card and other customers. If we lose one or more of our marketing relationships with credit card issuers and are unable to replace those relationships with other marketing outlets, our access to potential customers would decline and sales and revenues would suffer.

  If we are not able to achieve a high level of brand recognition and consumer demand for our programs, we will not achieve the level of revenues we need to be profitable

         There are a growing number of websites that offer consumers access to information regarding insurance coverage alternatives and product pricing. Our programs may be considered to compete with these and other distribution channels for insurance products. We believe that broader recognition of the HealthExtras brand and increased consumer demand for our programs are essential to our future success. To attempt to achieve that recognition and demand, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of our traditional print advertising, as well as national radio and television advertising, online marketing and promotional efforts. This effort will require significantly greater expenditures than we have been able to make to date. If these expenditures do not result in a sufficient increase in revenues, we will not achieve profitability.

  The loss of our relationship with Christopher Reeve to promote our programs could significantly impair our brand recognition and, thus, our ability to sell our programs

         Our agreement for Christopher Reeve to promote our programs currently expires in July 2002. The loss of the Christopher Reeve identification with our programs, upon termination of our contract or otherwise, could significantly reduce our ability to sell our programs.

  If we lose our relationships with our benefit providers, we could have difficulty meeting demand for the products and services included in the programs we sell

         We are dependent on the providers of benefits included in our programs. These benefits are provided pursuant to arrangements with Reliance National, Chubb & Son and others that may be terminated on relatively short notice. If we lose these relationships and are unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

  We may experience significant fluctuations in our quarterly results of operations which will make it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in our stock price

         Our quarterly expenses have fluctuated significantly in the past, and we expect our quarterly revenues and expenses to continue to fluctuate significantly in the future. The causes for fluctuations could include, among other factors:

         * changes in acceptance levels for our benefit program by consumers;

         * our levels of marketing expenditures;

         * renewal rate experience for our benefit programs;

         * the initiation of new or increased distribution methods, services and products by our competitors;

         * price competition by insurance companies in their sale of insurance products; and

         * the level of Internet use to purchase insurance or similar type products.

         We believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and not good indicators of our future performance. Due to the above-mentioned and other factors, it is possible that in one or more future quarters our operating results will fall below the expectations of securities analysts and investors. If this happens, the trading price of our common stock would likely decrease.

  If we do not manage our growth effectively, we will not be able to operate profitably

         We only began offering our programs this year, and we have been expanding our operations rapidly. Our growth strategy, if successful, will result in further expansion. We can achieve profitable operation, however, only if we are able to manage our growth effectively. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management and to attract, hire and retain additional highly skilled and motivated officers, managers and employees and improve existing systems and/or implement new systems.

         We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.

  If the providers of the benefits included in our programs fail to provide those benefits, we could become subject to liability claims by our program members

         We arrange for the provision by others of the benefits included in our member programs. If the firms with which we have contracted to provide those benefits fail to provide them as required, or are negligent or otherwise culpable in providing them, we could become involved in any resulting claim or litigation.

    FACTORS RELATED TO REGULATION

  If we fail to comply with all of the various and complex laws and regulations governing our business, we could be subject to fines, additional licensing requirements or the inability to market in particular jurisdictions

         Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance impose strict and substantial requirements on insurance coverage sold to consumers and businesses. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. The underwriter of the insurance benefits included in HealthExtras programs is responsible for obtaining and maintaining regulatory approvals for those benefits. If the appropriate regulatory approvals for the insurance benefits included in our programs are not maintained, we would have to stop including those benefits. An independent licensed insurance agency is responsible for the solicitation of insurance benefits involved in HealthExtras programs. Each jurisdiction's insurance regulator typically has the power, among other things, to:

         * administer and enforce the laws and promulgate rules and regulations applicable to insurance, including the quotation of insurance premiums;

         * approve policy forms and regulate premium rates;

         * regulate how, by which personnel and under what circumstances, an insurance premium can be quoted and published; and

         * regulate  the   solicitation  of  insurance  and  license   insurance
           companies, agents and brokers who solicit insurance.

         State insurance laws and regulations are complex and broad in scope and are subject to periodic modification as well as differing interpretations. There can be no assurance that insurance regulatory authorities in one or more states will not determine that the nature of our business requires us to be licensed under applicable insurance laws. A determination to that effect or that we or our business partners are not in compliance with applicable regulations could result in fines, additional licensing requirements or inability to market our programs in particular jurisdictions. Such penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory or legal action against us turn out to be false, negative publicity relating to any such allegation could result in a loss of consumer confidence and significant damage to our brand. We believe that because many consumers and insurance companies are not yet comfortable with the concept of purchasing insurance online, the publicity relating to any such regulatory or legal issues could significantly reduce sales of our programs.

  Regulation  of the sale of  insurance  over  the  Internet  and of  electronic
commerce   generally   is   unsettled,   and  future   laws,   regulations   and
interpretations could hinder our ability to offer programs over the Internet

         The distribution of our programs including an insurance component over the Internet subjects us to additional risk as most insurance laws and regulations have not been modified to clarify or amend their application to Internet transactions. Currently, many state insurance regulators and legislators are exploring the need for specific regulation of insurance sales over the Internet. Such regulation could dampen the growth of the Internet as a means of providing insurance services. Moreover, the application of laws governing general commerce on the Internet remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing insurance, intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws and regulations that may impose additional burdens on companies conducting business over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could hinder our ability to offer programs over the Internet.

  We could be subject to legal liability based upon the information on our website

         Our members may rely upon the information published on our website regarding insurance coverage, exclusions, limitations and ratings, and the other benefits included in our programs. To the extent that the information we provide is not accurate, we could be liable for damages. These types of claims could be time-consuming and expensive to defend, divert management's attention, and could cause consumers to lose confidence in our service. As a result, these types of claims, whether or not successful, could harm our business.

    FACTORS RELATED TO THE INTERNET AND ELECTRONIC COMMERCE

  If we experience failures of, or capacity constraints in, our systems or the systems of third parties on which we rely, sales of our programs likely would be reduced and our reputation could be damaged

         We use both internally developed and third party systems to operate the Internet aspects of our business. If the number of users of our service increases substantially, we will need to significantly expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate or timing of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner. Our ability to facilitate transactions successfully and provide high quality customer service also depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Our service has experienced periodic system interruptions, and it is likely that these interruptions will continue to occur from time to time. Additionally, our systems and operations are vulnerable to damage or interruption from human error, natural disasters, power loss, telecommunication failures, break-ins, sabotage, computer viruses, acts of vandalism and similar events. We may not carry sufficient business interruption insurance to compensate for losses that could occur. Any system failure that causes an interruption in service or decreases the responsiveness of our service would impair our revenue-generating capabilities, and could damage our reputation and our brand name.

  If we are unable to safeguard the security and privacy of our program members' information, our reputation would be damaged and we could be subject to litigation and liability

         A significant barrier to electronic commerce and online communications has been the need for secure transmission of confidential information over the Internet. Our ability to secure the transmission of confidential information over the Internet is essential in maintaining consumer confidence in our service. In addition, because we handle confidential and sensitive information about our program members, any security breaches would damage our reputation and could expose us to litigation and liability. We cannot guarantee that our systems will prevent security breaches.

ITEM     7A.   QUANTITATIVE  AND  QUALITATIVE   DISCLOSURES  ABOUT  MARKET  RISK
         (Included  in   Management's   Discussion  and  Analysis  of  Financial
         Condition and Results of Operations)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our audited Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-13, attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information required under this item is contained in the section entitled "Executive Officers and Directors" in our 1999 Proxy Statement and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         Information required under this item is contained in the sections entitled "Directors Compensation" and "Executive Compensation" in our 1999 Proxy Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required under this item is contained in the section entitled "Stock Ownership" in our 1999 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required under this item is contained in the section entitled "Certain Transactions" in our 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)  Documents filed as part of this report

         (1)  Financial Statements
              Report of Independent Accountants
              Balance Sheets as of December 31, 1998 and 1999
              Statements of Operations and Comprehensive Loss for the years ended December 31, 1997, 1998 and 1999 Statements of Stockholders' (Members') Equity (Deficit) for the years ended December 31, 1997, 1998 and 1999 Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 Notes to Financial Statements

         (2) All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Company's financial statements or notes thereto.

    (b)  Reports on Form 8-K

         None

    (c)  Exhibits

    The following exhibits are filed as part of this report unless noted otherwise:


    Exhibit No.                Description
    -----------     --------------------------------------------------
    2.1             Form of Reorganization  Agreement by and among HealthExtras,
                    Inc., HealthExtras, LLC and Capital Z Healthcare Holding
                    Corp (1)
    3.1(a)          Certificate of Incorporation of HealthExtras, Inc(1)
    3.1(b)          Form of Amended and Restated Certificate of Incorporation(1)
    3.2             Bylaws of HealthExtras, Inc.(1)
    4.1             Specimen Stock Certificate of HealthExtras, Inc.
    4.2             Form of Stockholders' Agreement(1)
    10.1            Form of Employment Agreement between HealthExtras, Inc. and
                    David T. Blair(1)
    10.2            Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
    10.3            Program Administrator's Agreement by and between
                    HealthExtras LLC and Reliance National Insurance Company (1)
    10.4            Agreement between United Payors & United Providers, Inc. and
                    HealthExtras, Inc. (filed herewith)
    10.5            Agreement by and between United Payors & United Providers,
                    Inc. and HealthExtras, LLC.re: network access(1)
    10.6            Agreement by and between Cambria Productions, Inc. f/s/o
                    Christopher Reeve and HealthExtras, Inc. (1) (2)
    10.7            Indemnification Agreement (1)
    10.8            Sublease Agreement by and between United Payors & United
                    Providers, Inc. and HealthExtras, Inc. (filed herewith)
    10.9            Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
    10.10           Form of Registration Rights Agreement (1)
    27.1            Financial Data Schedule (filed herewith)

--------------

(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.

(2)  Confidential  treatment  requested  for portion of agreement  pursuant to
Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HEALTHEXTRAS, INC.


Date March 29, 2000                   By: /s/ David T. Blair
                                          -----------------------
                                          David T. Blair
                                          Chief Executive Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date:  March 29, 2000                 By: /s/ Thomas L. Blair
                                          -----------------------
                                          Thomas L. Blair
                                          Chairman of The Board


Date:  March 29, 2000                 By: /s/ David T. Blair
                                          -----------------------
                                          David T. Blair
                                          Chief Executive Officer and Director


Date:  March 29, 2000                 By: /s/ Michael P. Donovan
                                          -----------------------
                                          Michael P. Donovan
                                          Chief Financial Officer and
                                          Chief Accounting Officer


Date:  March 29, 2000                 By: /s/ Julian A. L. Allen
                                          -----------------------
                                          Julian A. L. Allen
                                          Director


Date:  March 29, 2000                 By: /s/ Bette B. Anderson
                                          ----------------------
                                          Bette B. Anderson
                                          Director


Date:  March 29, 2000                 By: /s/ William E. Brock
                                          -----------------------
                                          William E. Brock
                                          Director


Date:  March 29, 2000                 By: /s/ Thomas J. Graf
                                          -------------------
                                          Thomas J. Graf
                                          Director

Date:  March 29, 2000                 By: /s/ Julia M. Lawler
                                          -----------------------
                                          Julia M. Lawler
                                          Director


Date:  March 29, 2000                 By: /s/ Karen E. Shaff
                                          -----------------------
                                          Karen E. Shaff
                                          Director


Date:  March 29, 2000                 By: /s/ Paul H. Warren
                                          -----------------------
                                          Paul H. Warren
                                          Director

                       Report of Independent Accountants

To the Board of Directors and Stockholders of HealthExtras, Inc:

   In our opinion, the accompanying balance sheets, the related statements of operations and comprehensive loss, changes in stockholders' (members') equity (deficit), and of cash flows, present fairly, in all material respects, the financial position of HealthExtras, Inc. at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                            PricewaterhouseCoopers LLP

McLean, Virginia
March 2, 2000

                               HealthExtas, Inc.
                                 Balance Sheets


                                               December 31,     December 31,
                                                   1998             1999
                                                ------------    -------------
Current assets:
 Cash and cash equivalents ....................   $    219,285    $ 46,971,106
 Certificate of deposit .......................        700,000            --
 Marketable securities of a related party .....      1,144,255         664,984
 Accounts receivable ..........................           --            62,795
 Deferred charges:
    Direct ....................................        879,300       1,203,854
    Marketing and promotion ...................      1,110,000       2,316,491
 Other current assets .........................           --           240,153
                                                  ------------    ------------
      Total current assets ....................      4,052,840      51,459,383
Deferred marketing and promotion charges ......        555,000            --
Fixed assets, net .............................           --         1,904,847
Other assets ..................................           --           297,853
                                                  ------------    ------------
      Total assets ............................   $  4,607,840    $ 53,662,083
                                                  ============    ============

Current liabilities:
 Accounts payable and accrued expenses .......    $    426,396    $  1,056,777
 Accrued benefit expense ......................        546,562            --
 Marketing expenses payable ...................      1,016,000           4,000
 Contribution payable .........................        200,000            --
 Deferred revenue .............................        257,746       5,237,210
 Due to member ................................      1,334,429            --
                                                  ------------    ------------
      Total current liabilities ...............      3,781,133       6,297,987
 Line of credit ...............................      1,750,000            --
                                                  ------------    ------------
      Total liabilities .......................      5,531,133       6,297,987
                                                  ------------    ------------

Commitments

Stockholders' (members') equity (deficit)
 Preferred stock, $0.01 par value, 5,000,000
    shares authorized, none issued ............           --              --
 Common stock, $0.01 par value, 100,000,000
    shares authorized, 27,600,000 shares issued
    and outstanding at December 31, 1999 ......           --           276,000
 Additional paid-in capital ...................           --        48,045,635
 Accumulated deficit ..........................           --          (719,976)
 Members' deficit .............................     (1,535,232)           --
 Deferred compensation ........................           --          (370,232)
 Accumulated other comprehensive income .......        611,939         132,669
                                                  ------------    ------------
      Total stockholders' (members') equity
        (deficit) .............................       (923,293)     47,364,096
                                                  -------------   ------------
      Total liabilities and stockholders'
       (members')equity (deficit) ............   $  4,607,840    $ 53,662,083
                                                  ============    ============


       The accompanying notes are an integral part of these financial statements

                               HealthExtras, Inc.
                Statements of Operations and Comprehensive Loss

                                                     For the years ended December 31,
                                                   1997             1998            1999
                                                 ---------       ---------       -----------

Revenue ...................................   $       --      $       --      $  5,326,527
                                              ------------    ------------    ------------
Direct expenses ...........................           --              --         3,095,397
Product development and marketing .........      3,379,770       4,935,831      10,331,163
General and administrative (includes
     expenses from related parties of
  $182,364, $964,023 and $2,287,832 for
  the years ended December 31,
  1997, 1998 and 1999, respectively) ......      1,306,519       1,597,660       2,996,345
                                              ------------    ------------    ------------
    Total operating expenses ..............      4,686,289       6,533,491      16,422,905
                                              ------------    ------------    ------------

    Operating loss ........................     (4,686,289)     (6,533,491)    (11,096,378)

Interest income (expense), net (includes
     imputed interest applicable
     to related-party transactions of
     $483,191, $238,479 and $268,064 for
     the years ended December 31, 1997,
     1998, and 1999, respectively) ........       (555,651)       (110,273)       (350,487)
Other income (expense), net ...............        589,228            (100)        (73,234)
                                              ------------    ------------    ------------

     Net loss .............................     (4,652,712)     (6,643,864)    (11,520,099)

Unrealized holding gains (losses) on
     marketable securities arising
     during the period ....................         71,000         542,189        (479,270)
                                              ------------    ------------    ------------

     Comprehensive loss ...................   $ (4,581,712)   $ (6,101,675)   $(11,999,369)
                                              ============    ============    ============

Basic and diluted net loss per share ......   $       --      $       --      $      (0.56)

Weighted average shares of common
     stock outstanding
     (in thousands) .......................           --              --            20,588


Pro forma basic and diluted net loss
     per share ............................   $      (0.26)   $      (0.38)   $       --
Pro forma weighted average shares of common
     stock outstanding
     (in thousands) .......................         17,680          17,680            --

       The accompanying notes are an integral part of these financial statements

                               HealthExtras, Inc.
       Statement of Changes in Stockholders' (Members') Equity (Deficit)


                  HealthExtras LLC                             HealthExtras, Inc.
                 ------------------------  -----------------------------------------------------------------------

                              Accumulated    Common Stock                  Accumulated
                              Other          ------------                  Other
                  Members     Comprehensive                   Additional   Comprehensive
                  Capital     Income                          Paid In      Income         Accumulated    Deferred
                  (deficit)   Loss       Shares      Amount    Capital     (Loss)         Deficit       Compensation    Total
                  -------     --------   ----------  --------  -----------  -----------   ------------    ------------ -----------
Balance at
  December
 31, 1996          $ 4,039,674 $  (1,250)         -- $    --    $    --      $    --       $        --         $   --   $ 4,038,424
Additional
  capital
  contributions
  by members         5,000,000        --          --      --         --           --                --             --     5,000,000
Unrealized gain
  on marketable
  securities               --     71,000          --      --         --           --                --             --        71,000
Noncash interest
  expense              483,191        --          --      --         --           --                --             --       483,191
Net loss            (4,652,712)       --          --      --         --           --                --             --     4,652.712)
                   -----------   -------      ------  -------   --------      ------          --------         --------   ---------
Balance at
  December
 31, 1997           4,870,153     69,750          --      --         --           --                --             --     4,939,903
Unrealized gain
  on marketable
  securities               --    542,189          --      --         --           --                --             --       542,189
Noncash interest
  expense              238,479        --          --      --         --           --                --             --       238,479
Net loss            (6,643,864)       --          --      --         --           --                --             --    (6,643,864)
                   -----------   --------     ------  -------   --------      ------          --------         ---------  ---------
Balance at
  December
 31, 1998           (1,532,232)  611,939          --      --          --          --                --             --      (923,293)
Grant of
 effective
 member
 interests to
 management,
 net of deferred
 compensation of
 $370,232               97,341        --          --      --           --         --                --             --        97,341
Capital
 contribution
 by new member       5,000,000        --          --      --           --         --                --             --     5,000,000
Unrealized gain
 (loss) on
 marketable
 securities                 --  (491,817)         --      --           --     12,547                --             --      (479,270)
Noncash interest
 expense and
 loan guarantee
 fees                  268,063        --          --      --           --         --                --             --       268,063
Net loss for the
 period from
 January 1, 1999
 to December 16,
 1999 (see Note 1) (10,800,123)       --          --      --           --         --                --             --   (10,800,123)
Reorganization,
 December 17,
 1999 (see
 Note 1)             6,969,951  (120,122) 22,100,000  221,000   (6,820,719)   120,122               --        (370,232)          --
Net proceeds
 from initial
 public offering
 (see Note 1)               --         --  5,500,000   55,000   54,866,354        --                --             --    54,921,354
Net loss for the
 period from
 December 17, 1999
 to December 31,
 1999                       --         --         --      --           --         --           (719,976)           --      (719,976)
                      --------     ------ ----------  -------   ----------    -------          ---------      ---------   ---------
 Balance at
  December 31,
  1999             $       --  $       -- 27,600,000 $276,000  $48,045,635   $132,669         $(719,976)     $(370,232)  $47,364,096
                      ========     ====== ========== ========  ===========    =======         ==========     ==========  ===========

   The accompanying notes are an integral part of these financial statements

                               HealthExtras, Inc.
                            Statements of Cash Flows

                                                           For the years ended December 31,
                                                           1997           1998            1999
                                                      -----------    ------------    ------------
Cash flows from operating activities:
  Net loss .......................................   $ (4,652,712)   $ (6,643,864)   $(11,520,099)
  Depreciation expense ...........................           --              --            89,889
  Noncash compensation expense and fees ..........           --              --            97,341
  Change in deferred charges .....................     (2,775,000)        230,700        (976,045)
  Noncash interest expense .......................        483,191         238,479         268,064
  Changes in assets and liabilities:
    Accounts receivable ..........................           --              --           (62,795)
    Trading securities, net ......................        494,375            --                --
    Prepaid expenses and other assets ............         (1,437)         20,000        (538,006)
    Accounts payable and accrued expenses ........        201,635          73,901         630,381
    Accrued benefit expense ......................           --           546,562        (546,562)
    Marketing expenses payable ...................      2,031,713      (1,015,713)     (1,012,000)
    Contribution payable .........................        190,909           9,091        (200,000)
    Deferred revenue .............................           --           257,746       4,979,464
                                                       ----------      ----------      -----------
      Net cash used in operating activities ......     (4,027,326)     (6,283,098)     (8,790,368)
                                                       -----------     -----------     -----------
Cash flows from investing activities:
  Capital expenditures ...........................           --              --        (1,994,736)
  Deposits .......................................        152,000            --                --
  Maturity (purchase) of certificate of deposit ..           --          (700,000)        700,000
  Purchases of available for sale securities .....       (179,100)       (338,341)             --
  Sales of available for sale securities .........         20,750            --                --
                                                       -----------     -----------     -----------
      Net cash used in investing activities ......         (6,350)     (1,038,341)     (1,294,736)
                                                      ------------     -----------    ------------
Cash flows from financing activities:
  Proceeds from (repayment of) line of credit ....           --         1,750,000      (1,750,000)
  Capital contributions ..........................      5,000,000            --         5,000,000
  Borrowings from (repayment to) member, net .....      5,158,461      (3,860,282)     (1,334,429)
  Net proceeds from initial public offering ......           --              --        54,921,354
                                                       ----------      -----------     -----------
      Net cash provided by (used in) financing
      activities..................................     10,158,461      (2,110,282)     56,836,925
                                                       ----------      -----------     ----------
Net increase (decrease) in cash and cash
  equivalents ....................................      6,124,785      (9,431,721)     46,751,821
Cash and cash equivalents at the beginning
  of period ......................................      3,526,221       9,651,006         219,285
                                                        ---------       ---------      ----------
Cash and cash equivalents at the end of period ...   $  9,651,006    $    219,285     $46,971,106
                                                      ===========     ===========      ==========
Supplemental disclosure:
  Cash paid for interest .........................   $    131,515    $      3,248     $   181,729







   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

    HealthExtras, Inc. (the "Company" or "HealthExtras") is a Delaware corporation organized on July 9, 1999 and the successor to certain predecessor companies (the "Predecessor Companies") The Predecessor Companies include:
Sequel Newco, Inc., Sequel Newco Joint Venture (the Joint Venture), Health Extras Partnership (HEP), Sequel Newco, LLP (SN LLP) and HealthExtras LLC. Through December 31, 1998, the Company was considered to be a development stage enterprise. The Company commenced business operations with its health benefits program on November 1, 1998; however, all operating revenues were deferred and were recognized in 1999 in order to coincide with the program member benefits.

    Sequel Newco, Inc. (Sequel), an Iowa Corporation, was originally incorporated on October 23, 1996 as PB Newco II, Inc. Sequel's business, which consisted of developing and evaluating international and domestic healthcare management service opportunities, was contributed to the Joint Venture as of January 1, 1997.

    The Joint Venture was originally formed on December 1, 1996 and its business involved the development of provider software applications and the development of international healthcare management opportunities. Effective April 7, 1997, the Joint Venture was merged into a limited liability partnership, SN LLP. SN LLP continued the business of the Joint Venture, i.e., the development of provider software applications and the development of international healthcare management opportunities.

    HEP was originally formed on April 7, 1997 and its business involved the development of supplemental catastrophic health benefit programs. Effective August 1, 1998, SN LLP and HEP were merged into Health Extras LLC, a Maryland limited liability company, with HealthExtras, LLC being the surviving business entity.

    On May 27, 1999, HealthExtras, LLC, which was then a Maryland limited liability company, contributed substantially all of its assets to HealthExtras, LLC, a Delaware limited liability company, and Capital Z Healthcare Holding Corp. invested $5 million in that entity in exchange for a 20% ownership interest.

    On December 17, 1999, in connection with the closing of the initial public offering of 5,500,000 shares of the Company's common stock at an initial public offering price of $11.00 per share, HealthExtras LLC was merged into the Company with the Company being the surviving entity (the "Reorganization") and the members of HealthExtras LLC received an aggregate 22,100,000 shares of the Company's common stock in exchange for their member interests. The net proceeds received by the Company from the initial public offering (net of underwriting commissions and expenses of $5.6 million) were approximately $54.9 million.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of presentation

    The accompanying financial statements include the accounts of the Company and the Predecessor Companies.

  Cash and cash equivalents

    Cash and cash equivalents consist of cash and investments in highly liquid instruments with maturities of three months or less when purchased.

  Marketable securities

    The Company has purchased certain marketable securities of a certain related entity. Management considers all of the common stock purchased to be available for sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value, with net unrealized gains and losses reported as a component of other comprehensive income.

                               HEALTHEXTRAS, INC.

    During 1997, the Company engaged in the trading of marketable securities. Trading securities are reported at fair value, with net unrealized gains and losses reported in the statement of operations and comprehensive loss. Realized gains and losses on the sale of trading securities are determined using the specific identification method. For the year ended December 31, 1997, net realized gains of $732,977 were recorded. All trading securities were sold prior to December 31, 1997.

    The historical cost, gross unrealized holding gains and fair value of marketable securities available for sale as of December 31, 1998, and 1999 are as follows:



                                                1998          1999
                                               -----         -----
Historical cost .................           $  532,316   $  532,315
Gross unrealized holding gains...              611,939      132,669
                                            ----------   ----------
Total marketable securities .....           $1,144,255   $  664,984
                                            ==========   ==========

  Fixed assets

    Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated lives of the assets or the lease term.

  Concentration of credit risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains such amounts in bank accounts which, at times, may exceed federally insured amounts. The Company has not experienced any losses related to its cash or cash equivalents and believes it is not exposed to any significant credit risk on its cash or cash equivalents.

  Use of estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Contributions

  Contributions made, including unconditional promises to give, are recognized as expenses in the period made or promised.

  Income taxes

    Prior to the Reorganization, no provision for federal or state income taxes was made in the accompanying financial statements since the Company was treated as a partnership for federal and state Income tax purposes.

    Upon the Reorganization, the Company became subject to federal and state income taxes. No provision for federal or state income taxes has been made for the period from December 17, 1999 to December 31, 1999 as the Company incurred an operating loss for the period.

    The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse.

                               HEALTHEXTRAS, INC.

  Net loss per share

    Basic net loss per share is based on the weighted average number of shares outstanding during the year. Diluted net loss per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the year. All outstanding stock options at December 31, 1999 were excluded from the computation of diluted net loss per share because the exercise price of the stock options exceeded the average market price of the common shares, and therefore, were antidilutive.

    Pro forma basic and diluted net loss per share and weighted average shares outstanding reflect the formation of HealthExtras, Inc. and merger with HealthExtras, LLC in exchange for Company common stock as if the merger was effective January 1, 1997.

    Pro forma weighted average basic net loss per share is computed based on the number of outstanding shares of common stock. Pro forma diluted net loss per share adjusts the pro forma basic shares weighted average for the potential dilution that could occur if stock options or warrants, if any, were exercised. Pro forma diluted net loss per share is the same as pro forma basic net loss per share because there were no dilutive securities outstanding at December 31, 1997 and 1998.

  Revenue and direct expense recognition

    The primary determinant of revenue recognition is monthly program enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized by HealthExtras includes the cost of membership features supplied by others, including the insurance components. Direct expenses consist of the costs that are a direct function of a period of membership and a specif set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

    Revenue from program benefits and related direct expenses (principally bank marketing and processing fees and the cost of the benefits provided to program members) are initially deferred for 90 days, the period during which a program member is generally entitled to obtain a refund. If a member requests a refund, HealthExtras retains any interest earned on funds held during the refunded membership period. Revenue and direct expenses attributable to the initial deferral are recognized in the subsequent month. After the initial deferral period, revenue is recognized as earned and direct expenses as incurred.

    HealthExtras has historically maintained a prepaid balance for the benefits included in its programs. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment levels will allow the balance at December 31, 1999 to be fully utilized prior to expiration.

    HealthExtras' members always enroll for an annual period but may chose to pay either annually or in monthly installments. There is no interest charged under the monthly option but members who pay annually receive a reduced rate that reflects lower administrative, transaction and maintenance costs.

  Marketing agreements

    The Company defers the amount of payments under marketing and similar agreements. Expense is recognized straight-line over the term of the agreements.

                               HEALTHEXTRAS, INC.

  Segment reporting

    The  Company   operates  in  only  one  market  segment  as  a  provider  of supplemental health and disability benefit programs to individuals. The Company has no major customers and operates only in the United States.

3.  FIXED ASSETS

    Fixed assets as of December 31, 1999 consist of the following:

    Computer equipment ......................   $   451,118
    Furniture, fixtures and office equipment         88,217
    Leasehold improvements in process .......     1,455,401
                                                 ----------
         Total fixed assets .................     1,994,736
    Accumulated depreciation and amortization       (89,889)
                                                 -----------
          Fixed assets, net ..................  $  1,904,847
                                                 ===========

    Depreciation  expense for the year ended  December  31, 1999 was $89,889.

4.  INCOME TAXES

    No provision for federal and state income taxes have been recorded for the period from December 17, 1999 to December 31, 1999 as the Company incurred an operating loss for the period.

    A summary of the components of deferred income taxes at December 31, 1999 computed at an effective tax rate of 38.6% as follows:

    Deferred tax assets (liabilities):

    Deferred charges ..........                 $  (464,928)
    Deferred revenue ..........                   2,022,610
    Net operating loss ........                       5,473
    Valuation allowance .......                  (1,563,155)
                                                ------------
         Net deferred tax asset                 $        --
                                               =============


    The Company has a net operating loss carryforward of approximately $14,400 as of December 31, 1999.

         The effective tax rate for the period from December 17, 1999 to December 31, 1999 varies from the U.S. Federal Statutory tax rate principally due to the following:


    U.S. Federal Statutory tax rate ...              (34.0%)
    State tax, net of federal benefit..               (4.6)
    Valuation allowance ...............               38.5
    Other .............................                 .1
                                                     -----
    Effective tax rate ................                 -%
                                                     =====

                               HEALTHEXTRAS, INC.

5.  STOCKHOLDERS' EQUITY

  Stock (member interests) grants

    In February 1999, certain management employees were granted effective member interests aggregating 1.87% (equivalent to 413,333 common shares, post Reorganization) of the Company, after giving effect to an existing commitment to sell a 20% interest in the Company to a third party for $5,000,000 cash. Such grants vest over a four-year period commencing March 1, 1999. The Company recorded the estimated fair value of such interests of $467,573 ($1.13 per post Reorganization common share) as stockholders' equity and deferred compensation expense. During the year ended December 31, 1999, amortization of deferred compensation expensed amounted to $97,341. The remainder of the deferred compensation expense will be amortized over the vesting period for the interests.

  Stock option plan

    In connection with the Reorganization and initial public offering, the Company established the HealthExtras, Inc. 1999 Stock Option Plan ("SOP"). The maximum number of shares of the Company's common stock reserved for issuance pursuant to the exercise of options under the SOP is 4,000,000 shares. All officers, employees and independent contractors of the Company are eligible to receive option awards. A Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the SOP.

    Concurrent with the Reorganization and initial public offering, stock options to purchase 2,956,000 shares of the Company's common stock, all at an exercise price of $13.20 per share, were issued to certain officers and employees of the Company. These stock options vest ratably over a period of four years. None of the stock options are exercisable and all remain outstanding as of December 31, 1999. The contractual life of all of the stock options is ten years.

    During 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. This pronouncement requires that the Company calculate the fair value of stock options and shares issued under employee stock purchase plans at the date of grant using an option-pricing model. The Company has elected the "pro forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations. The following table reflects pro forma net loss and net loss per share for the year ended December 31, 1999 had the Company elected to adopt the fair value approach of FAS 123:


    Net loss
        As reported .....................          $11,520,099
        Pro forma .......................           11,693,258
    Net loss per share
        As reported - basic and diluted..                0.56
        Pro forma - basic and diluted....                0.57


    The exercise price of each option granted in 1999 exceeded the market price of the Company's common stock at the date of grant. The grant date fair value of each option granted was $5.70 per share.

    The estimated fair value of each option was calculated using the modified American Black-Scholes economic option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted during 1999:


    Risk-free interest rate........                          4.7%
    Expected years until exercise..                          5 years
    Expected volatility............                          61.3%
    Dividend yield.................                          -

                               HEALTHEXTRAS, INC.

6.  BANK LINE OF CREDIT

    In 1998, the Company entered into a credit facility with a bank totaling $2,000,000 and bearing interest at the prime rate (8.5% as of December 31,
1999). The facility extends to February 2000, is collateralized by substantially all the Company's assets and has been guaranteed by United Payors & United Providers, Inc. As of December 31, 1998, the Company had borrowed $1,750,000 under this credit facility. As of December 31, 1999, all amounts due under the credit facility have been paid. The Company terminated the credit facility in January 2000.

    Loan guarantee fees have been imputed based on the monthly amounts outstanding under the credit line at an annual rate of 2%. The imputed loan guarantee fees have been recorded as interest expense in the statement of operations and as members' capital. Such fees amounted to $0, and $45,453 for the years ended December 31, 1998, and 1999, respectively.

7.  LEASE COMMITMENTS

    The Company has entered into an agreement dated December 22, 1999, to lease office space under a non-cancelable sublease agreement with United Payors & United Providers, Inc. The sublease agreement provides for annual escalations and for the payment by the Company of its proportionate share of the increase in the costs of operating the building. For financial reporting purposes, the Company will recognize rent expense on a straight-time basis over the term of the sublease.

    Future minimum lease payments under the sublease are as follows:

    2000.....            $   451,000
    2001.....                602,000
    2002.....                626,000
    2003.....                657,000
    2004.....                280,000
                           ---------
     Total...             $2,616,000
                           =========

8.  COMMITMENTS

    During 1997, the Company entered into two marketing agreements each with an initial three-year term whereby the Company committed to make $3,030,000 of non-refundable payments, payable in three equal installments, to certain individuals in exchange for their participation in various marketing campaigns. Under both marketing agreements, the Company has the option to extend and renew the agreements for an additional two-year period, which would result in additional guaranteed minimum payments the Company of approximately $2,034,000.

    Under the marketing agreements, the Company must pay annual fees of $1.00 and $0.10, respectively, per program member that subscribes to the benefits promoted by the individuals when program members exceed the number of program members covered under the guaranteed payments referenced above. Such payments are for the initial three-year term of the marketing agreements and shall continue for a 10-year period thereafter.

    Additionally, during 1997, the Company pledged to contribute $300,000 to a charitable foundation payable in equal installments of $100,000 commencing on August 1, 1997. The contribution commitment was made to support education and research in the areas of paralysis and related rehabilitation efforts. The contribution was made independent of any direct or indirect obligation on the part of the recipient to further HealthExtras' business or program marketing. Through December 31, 1998, the Company paid $100,000 to the charitable foundation. As of December 31, 1999, the entire pledge has been satisfied.

                               HEALTHEXTRAS, INC.

     During 1998, the Company entered into various agreements with participating companies in the amount of $1,260,900, whereby the Company committed to provide minimum enrollment in its programs. The Company has historically maintained a prepaid expense balance with respect to benefit features of its programs. Direct expense is recognized based on the actual membership levels in each program. The deferred amount at the end of each quarter is adjusted to reflect advances, if any, made during the period, expenses recognized and remaining coverage periods and membership levels to which such advances can be applied. The Company has deferred expense recognition for $879,300 and $731,786 in minimum and advance payments at December 31, 1998 and 1999, respectively, with respect to these commitments in order to match related future revenue recognition. A liability of $546,562 for the unpaid amount included in accrued benefit expense on the balance sheet as of December 31, 1998 was paid during 1999.

     During July 1998, the Company entered into an agreement for a mass marketing campaign requiring a minimum payment of $100,000 which is included in sales and marketing expense for the year ended December 31, 1998. A liability of $100,000 for such payment included in accrued expenses on the balance sheet as of December 31, 1998 was paid during 1999.

    The Company has entered into three-year employment agreements with five of its executive officers. The annual base salaries under these agreements range from $120,000 to $210,000, and one executive will be entitled to a bonus equal to one percent of the Company's annual after-tax profits. The Company's minimum aggregate payments under these employment agreements are expected to be $837,000 annually.

    In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

9.  RELATED PARTY TRANSACTIONS

    For corporate business purposes, the Company utilizes the services of an aircraft owned by Southern Aircraft Leasing, which is owned by the Chairman of the Board of the Company. For the years ended December 31, 1997, 1998 and 1999, the Company paid $105,703, $97,638, and $156,185, respectively, for utilizing the services of the aircraft.

    The Company holds available for sale securities in a corporation for which the Chairman of the Board of the Company is the Chairman of the Board and Co-Chief Executive Officer. Investments held were $1,144,255, and $664,984 as of December 31, 1998 and 1999, respectively.

    The Chairman of the Board of the Company, from time to time, loaned the Company funds, in excess of his pro-rata share of capital contributions, in order to underwrite operating expenses. This loan amounted to $1,334,429 at December 31, 1998. Interest has been imputed on the monthly outstanding balance of the loan at an annual rate of 10%. The imputed interest has been recorded as interest expense in the statement of operations and as stockholders' equity. Imputed interest expense amounted $476,346, $173,868, and $150,109 for the years ended December 31, 1997, 1998, and 1999, respectively. All funds advanced have been repaid as of December 31, 1999.

    Effective January 1, 1999, the Company entered into an agreement with United Payors & United Providers, Inc. ("UP&UP"), a corporation for which the Chairman of the Board of the Company is Chairman of the Board and Co-Chief Executive Officer, whereby UP&UP provides administrative services for the Company and is reimbursed for the costs incurred. Prior to January 1, 1999, the Company had an unwritten arrangement with UP&UP to provide similar services. The amount paid by the Company for such services were $76,661, $866,385, and $3.3 million, for the years ended December 31, 1997, 1998 and 1999, respectively. Under a revised agreement dated December 22, 1999, services to be provided by UP&UP subsequent to March 31, 2000, will be limited primarily to services relating to information technology and communications and will be paid on a cost plus fee basis.

                               HEALTHEXTRAS, INC.

    From time to time the Company owes UP&UP for the costs of administrative services. Such amounts payable do not bear interest. Interest on amounts due UP&UP has been imputed at an annual rate of 10% and has been recorded as interest expense in the statement of operations and as stockholders' equity. Such expense amounted to $6,845, $64,611, and $72,501 for the years ended December 31, 1997, 1998 and 1999, respectively.

    The Company also signed a five-year royalty agreement effective January 1, 1999 relating to the Company's program members accessing the UP&UP provider network. In return for providing network access to UP&UP's national network of healthcare providers, the Company will pay UP&UP $1.00 per member per month for the initial year of membership, which amount escalates in stages for subsequent membership years to a maximum of $1.50 per member per month in the fourth year of continued membership an thereafter. However, the Company can terminate these payments by conveying $25 million in market value of the Company's common stock to UP&UP. Amounts paid under this agreement in 1999, approximated $529,000.