Form 10-K/A
period 1999-12-31
HEALTHEXTRAS INC
filed 2000-04-28
CIK 1090403

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

[X]   ANNUAL REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended December 31, 1999

                                      OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period from _________________ to ____________________.

                        Commission File Number: 1-15535

                              HEALTHEXTRAS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                              52-2181356
----------------------------------------                     -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2273 Research Blvd., Rockville, Maryland                            20850
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (301) 548-2900
                                                             -------------------

Former name, former address and former
fiscal year, if changed since last report:                      Not Applicable
                                                             -------------------

Securities registered pursuant to Section 12(b)          None
of the Act:                                              ----

Securities registered pursuant to 12(g) of the Act:      Common Stock, $0.01 par
                                                         value
                                                         -----------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----       -----

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
 X
----

      The number of shares of Common Stock, par value $0.01 per share, outstanding on March 21, 2000 was 27,600,000. As of March 21, 2000, assuming as fair value the last sale price of $5.25 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $28,875,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information with respect to the directors and executive officers of the Company as of April 25, 2000.


                                                                               DIRECTOR
NAME                                 AGE  POSITION                              SINCE
-----                                --   ------                               --------

NOMINEES FOR TERMS EXPIRING IN 2003

Bette B. Anderson.................   71   Director                               2000
Thomas L. Blair(1)................   55   Chairman of the Board                  1999
Edward S. Civera..................   49   Nominee as Director                     --
Julia M. Lawler(2)................   40   Director                               1999

DIRECTORS WHOSE TERMS EXPIRE IN 2001

Julian A.L. Allen(3)..............   30   Director                               1999
William E. Brock..................   69   Director                               2000
Karen E. Shaff(2).................   45   Director                               1999

DIRECTORS WHOSE TERMS EXPIRE IN 2002

David T. Blair(1).................   30   Chief Executive Officer and Director   1999
Thomas J. Graf(2).................   51   Director                               1999
Paul H. Warren(3).................   44   Director                               1999

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Marshall J. Coleman...............   44   Chief Marketing Officer
Michael P. Donovan................   41   Chief Financial Officer
-----------------------------
(1) Thomas L. Blair is the father of David T. Blair.
(2) Ms. Lawler, Ms. Shaff and Mr. Graf may be considered nominees of Principal Mutual Holding Company.
(3) Messrs. Allen and Warren may be considered nominees of Health Partners.


BIOGRAPHICAL INFORMATION OF DIRECTORS

      JULIAN A.L. ALLEN is a Principal and Vice President of Capital Z Management, LLC, the management affiliate for Capital Z Partners. Prior to joining Capital Z Management in July, 1998, Mr. Allen was a Vice President of Zurich Centre Investments, the strategic private equity investing arm of Zurich Financial Services, which he joined in September 1997, and an Associate of Patricof & Co. Ventures, Inc. from September 1995. Prior to such time, Mr. Allen worked as a financial analyst at Wasserstein Perella & Co. Mr. Allen currently serves as a director of Emergent Advisors, Inc.

      BETTE B. ANDERSON was appointed to the Board on March 29, 2000. She has served as Vice Chairman of Kelly, Anderson & Patrick, management consultants, since 1995. She served as its President from 1989 through 1995. Ms. Anderson has served on the Board of Directors for ITT Corporation, ITT Educational Services, ITT Hartford Insurance and American Banknote Corp. She is Chairman of the United States Treasury Historical Association and the Advisory Council of the Girl

Scouts of the United States of America. Previously, Ms. Anderson served as Under Secretary of the United States Department of the Treasury and prior to that, she was Senior Vice President in charge of credit administration for the Citizens and Southern National Bank of Savannah, Georgia.

      THOMAS L. BLAIR was the founder of HealthExtras and its predecessors. Mr. Blair served as Chairman and Chief Executive Officer or Co-Chief Executive Officer of United Payors & United Providers, Inc. from January 1995 until its acquisition by BCE Emergis on March 28, 2000. Mr. Blair founded America's Health Plan, Inc. in 1989 and served as its President and Chief Executive Officer from 1989 to 1992. From 1992 to 1995, Mr. Blair was President of Initial Managers & Investors, Inc., which business was contributed to United Payors & United Providers. From 1977 until 1988, Mr. Blair was a principal of Jurgovan & Blair, Inc., which developed and managed health maintenance organizations. Mr. Blair is also a director of Coventry Health Care, Inc.

      DAVID T. BLAIR joined a predecessor of HealthExtras in July of 1997 as Chief Financial Officer. From 1995 to 1997, prior to joining HealthExtras, Mr. Blair was the Finance Manager of United Payors & United Providers. At United Payors & United Providers, Mr. Blair focused his efforts on United Payors & United Providers, initial public offering and several strategic acquisitions. In 1994, Mr. Blair co-founded and was President of Continued Health Care Benefit Program, which markets healthcare benefits to individuals leaving the United States armed forces. In 1995, this program was merged into United Payors & United Providers. From 1991 to 1994, Mr. Blair worked in corporate finance and new business development for Kelly, Anderson, Pethick and Associates, a management consulting firm.

      WILLIAM E. BROCK was appointed to the Board on March 29, 2000. He has served as Senior Counsel and Trustee of the Center for Strategic and International Studies in Washington, D.C. since 1994. From 1988 to 1994, Mr. Brock served as Chairman of the Brock Group, a consulting firm. From 1988 to 1991, he served as the Chairman of the National Endowment for Democracy. From 1985 to 1987, he served as the United States Secretary of Labor and from 1981 to 1985, he was a United States Trade Representative. Mr. Brock has also served for eight years as a member of the United States House of Representatives and for six years as a member of the United States Senate. Mr. Brock is a director of Sinclair Broadcasting Corp. and On Assignment, Inc.

      EDWARD S. CIVERA is President and Chief Operating Officer of United Payors & United Providers, which, as of March 28, 2000, became a subsidiary of BCE Emergis. From 1997 to March 28, 2000, Mr. Civera served as President and Co-Chief Executive Officer or Chief Operating Officer of United Payors & United Providers. Prior to joining United Payors & United Providers, Mr. Civera was a partner with PricewaterhouseCoopers LLP, then Coopers & Lybrand L.L.P., where he had been employed for 25 years.

      THOMAS J. GRAF joined Principal Life Insurance Company, the operating, wholly owned, subsidiary of Principal Mutual Holding Company in 1972 and since 1994, has served as its Senior Vice President. Mr. Graf is also a director of Coventry Health Care, Inc.

      JULIA M. LAWLER joined Principal Life Insurance Company in 1984 and, since May 1995, has served as Director, Capital Markets. Since 1993, Ms. Lawler has served as an officer of Principal Life Insurance Company in various other capacities, including Executive Advisor to the President.

      KAREN E. SHAFF is a Senior Vice President and Deputy General Counsel for Principal Life Insurance Company. She joined Principal Life Insurance Company in 1982 and held several positions within its law department until being named Vice President and Associate General Counsel in 1995, and to her current position in 1999.

      PAUL H. WARREN is a Director and Senior Vice President of Capital Z Management, LLC and Capital Z Partners. Mr. Warren was a partner in Insurance Partners, L.P., a limited partnership organized in 1994 to make investments in property and casualty insurers, life and health insurers, health care services firms and related insurance businesses. In connection with Insurance Partners, L.P., Mr. Warren serves as a director of Corporate Health Dimensions, Provincia Salud, Provincia ART and Annuity & Life Re. In addition, Mr. Warren serves as a director of Brookdale Living Communities, Inc. Prior to the formation of Insurance Partners, L.P., Mr. Warren was a Managing Director of International Insurance Advisors, Inc. and a Vice President in the insurance group at J.P. Morgan & Co. Before that, Mr. Warren was an Assistant Secretary in the Hong Kong Government.

BIOGRAPHICAL INFORMATION OF EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

      MARSHALL J. COLEMAN joined HealthExtras in 1999 as Vice President of Marketing. Mr. Coleman has over fifteen years experience in marketing communications, brand and business development. From 1994 to 1999, Mr. Coleman worked for America Online as Senior Manager of Marketing Communication, Manager of Programming and Promotions and Manager of Business Development.

      MICHAEL P. DONOVAN joined HealthExtras in April 1999 as the Chief Financial Officer. From early 1998 until early 1999, Mr. Donovan was engaged in a variety of technology and business development activities for HealthExtras. From 1992 to 1997, Mr. Donovan served as Senior Vice President of Business and Technology Development for PHP Healthcare Corporation. From 1989 to 1992, Mr. Donovan served as Chief Financial Officer of Direct Health, Inc. Prior to that, Mr. Donovan was a Senior Manager for KPMG, LLP, then KPMG Peat Marwick, responsible for a variety of technology and health care clients.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

      Based solely on its review of the copies of the reports it has received, the Company believes that each of the Company's executive officers and directors has complied with applicable reporting requirements for transactions in HealthExtras common stock during the fiscal year ended December 31, 1999.

ITEM 11.    EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

      Directors did not receive compensation for their services as Directors in 1999. On March 29, 2000, the Company established the following benefits for Directors. Directors who are not employees of the Company are entitled to receive a fee of $2,500 for each Board of Directors meeting and $500 for each committee meeting attended, plus travel and incidental expenses incurred in attending meetings and carrying out their duties as directors.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the cash and non-cash compensation paid to or earned by the Chief Executive Officer during 1999 and the other executive officer of the Company who received more than $100,000, during 1999.


                                                                           LONG-TERM
                                                                         COMPENSATION
                                                                      ------------------
                                     ANNUAL COMPENSATION                    AWARDS
                           --------------------------------------  ------------------------
                                                        OTHER      RESTRICTED   SECURITIES     ALL OTHER
                                                        ANNUAL       STOCK      UNDERLYING   COMPENSATION
NAME AND PRINCIPAL    FISCAL    SALARY      BONUS     COMPENSATION    AWARDS      OPTIONS         ($)
     POSITIONS         YEAR      ($)         ($)         ($)(1)      ($)(2)         (#)
-------------------   -----     ------      -----     ------------  ----------   ----------   ------------

David T. Blair         1999    $111,183    $15,300       $ --         $         1,500,000     $5,500 (3)
Michael P. Donovan     1999     174,500       --           --          301,334    600,000        --


(1) Does not include the aggregate amount of perquisites and other personal  benefits, which was less than
    10% of the total annual salary and bonus reported.
(2) Represents the total value of an award of rights to receive the equivalent of 266,667 shares of common stock of HealthExtras which was granted to Mr. Donovan in February 1999 by a predecessor entity. The rights vest over a four-year period commencing March 1, 1999. At December 31, 1999, the value of the unvested restricted stock award was $3,200,000.
(3) Represents matching 401k contributions of $5,500.


OPTION GRANTS IN LAST FISCAL YEAR

   The following table provides information regarding stock option grants to Messrs. Blair and Donovan during the year ended December 31, 1999.

                                                                              POTENTIAL REALIZABLE
                                                                                 VALUE AT ASSUMED
                                                                                 ANNUAL RATES OF
                                                                                   STOCK PRICE
                    NUMBER OF       % OF TOTAL                                   APPRECIATION FOR
                    SECURITIES       OPTIONS                                      OPTION TERMS(2)
                    UNDERLYING      GRANTED TO    EXERCISE                   _________________________
                      OPTIONS       EMPLOYEES      PRICE
                      ORANTED           IN          PER       EXPIRATION
      NAME             (#)(1)      FISCAL YEAR     SHARE         DATE           5%             10%
----------------     ----------    -----------   ----------  -----------   ------------   ------------

David T. Blair        1,500,000       50.7%        $13.20      12/17/09     $6,480,000     $22,395,000
Michael P. Donovan      600,000       20.3          13.20      12/17/09      2,832,000       9,198,000
_______________________________
(1)  25% of the options granted are exercisable on December 17, 2000 and the remaining 75% of the options granted vest in three equal annual installments beginning on December 17, 2001.
(2)  As of December 31, 1999, the exercise price of these options was in excess of the market price of the underlying common stock. The dollar gains under these columns result from calculations required by the
     Securities and Exchange Commission's rules and are not intended to forecast future price appreciation for HealthExtras' common stock. It is important to note that options have value only if the stock price increases above the exercise price shown in the table during the effective option period.

OPTION VALUE AT FISCAL YEAR END

   The following table provides information regarding unexercised stock options for Messrs. Blair and Donovan as of December 31, 1999. Messrs. Blair and Donovan did not exercise any stock options during the year ended December 31, 1999.


                              NUMBER OF SECURITIES
                             UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                                   OPTIONS                       IN-THE-MONEY OPTIONS
         NAME                AT FISCAL YEAR-END (#)            AT FISCAL YEAR-END ($)(1)
----------------------    ---------------------------         ---------------------------
                          EXERCISABLE   UNEXERCISABLE         EXERCISABLE   UNEXERCISABLE
                          -----------   -------------         -----------   -------------

David T. Blair                 --         1,500,000                --            --
Michael P. Donovan             --           600,000                --            --
-------------------------------
(1)    None of the options were in the money as of December 31, 1999.


EMPLOYMENT AGREEMENTS

      HealthExtras has executed employment agreements with David T. Blair and Michael P. Donovan, both of which were effective January 1, 2000.

      The employment agreements, which are substantially similar for each of the executives, except for a bonus arrangement for Mr. Blair, provide for three-year terms and automatically renew for an additional two years unless a notice of non-renewal is given six months prior to the expiration date. Mr. Blair's base salary, pursuant to his employment agreement, is $165,000 per year. In addition, Mr. Blair is entitled to a bonus equal to one percent of HealthExtras' annual after-tax profits. Mr. Donovan's base salary, pursuant to his employment agreement, is $210,000 per year. Base salary may be increased by the Board of Directors, in the case of Mr. David Blair, and by the Chief Executive Officer, in the case of Mr. Donovan. In addition to base salary, the employment agreements provide for, among other things, participation by the executives in employee benefit plans, an automobile allowance and other fringe benefits applicable to executive personnel and reimbursement of reasonable expenses incurred in promoting our business.

      Upon an executive's termination for cause, or upon an executive's voluntary resignation, that executive shall be entitled only to such compensation and benefits as shall have accrued through the date of the executive's termination or resignation, as the case may be. In the event that an executive is terminated for any reason other than cause or voluntary resignation, including termination by reason of death or disability, that executive shall receive payments under the employment agreement due for the remaining term of the employment agreement, provided that such payment shall not be less than the payment due for a 12 month period. Upon an executive's voluntary resignation or termination for cause during the term of the agreement, each employment agreement provides that, for a period of two years from the date of termination, the executive will not compete directly or indirectly with HealthExtras' business, nor will the executive solicit or contract with entities contracting with HealthExtras, including bank clients.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information about the shares of HealthExtras common stock that may be considered to be owned by each beneficial owner of more than 5% of the Company's outstanding common stock known to the Company, by each director or nominee for director of the Company and by all directors and executive officers of the Company as a group as of April 25, 2000. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown.



                                                                          PERCENT OF
                                                          NUMBER OF      COMMON STOCK
                         NAME                            SHARES OWNED     OUTSTANDING
   ---------------------------------------------------  --------------   -------------

   Highland Investments, LLC(1).......................    17,680,000         64.1%
   Principal Mutual Holding Company(2)................    17,680,000         64.1%
   Thomas L. Blair(3).................................    17,680,000         64.1%
   Health Partners(4).................................     4,420,000         16.0%
   United Payors & United Providers, Inc.(5)..........     4,330,000         15.7%
   David T. Blair(6)..................................        --              --
   Michael P. Donovan(6)(7)...........................        --              --
   Julian A.L. Allen(4)(8)............................        --              --
   Bette B. Anderson..................................        --              --
   William E. Brock...................................        --              --
   Edward S. Civera...................................        --              --
   Thomas J. Graf(1)(9)...............................        --              --
   Julia M. Lawler(1)(9)..............................        --              --
   Karen E. Shaff (1)(9)..............................        --              --
   Paul H. Warren(4)(10)..............................        --              --
   All directors and executive officers as a group (11
   persons)(11).......................................   22,100,000          80.1

(1) Highland Investments, LLC is controlled 49.5% by Mr. Thomas L. Blair and 50% by an indirect subsidiary of Principal Mutual Holding Company. Thomas J. Graf, Julia
    M. Lawler and Karen E. Shaff, directors of HealthExtras, are employed by Principal
    Mutual or an affiliate of that company. The address of Principal Mutual is 711 High
    Street, Des Moines, Iowa 50392. See Note 5 below for additional information.
(2) Principal Mutual does not hold any shares of HealthExtras common stock; but it may be deemed the beneficial owner of the shares held by Highland Investments, by virtue of its indirect controlling relationship with that entity.  See Note 5 below for additional information.
(3) Thomas L. Blair does not hold any shares of HealthExtras common stock; but he may be deemed the beneficial owner of the shares held by Highland Investments, by virtue of his controlling relationship with that entity. See Note 5 below for additional information.
(4) Health Partners is a general partnership whose general partners are Capital Z Financial
    Services Fund, II, L.P., Capital Z Financial Services Private Fund II, L.P., and
    International Managed Care Advisors. Steven M. Gluckstern, who is the Chairman of the
    Board, and Robert Spass, who is the Deputy Chairman of the Board of Capital Z Partners,
    Ltd., the ultimate general partner of Capital Z Financial Services Fund, II, L.P. and
    Capital Z Financial Services Private Fund, II, L.P., may be deemed to be beneficial owners of the shares held by Health Partners. Messrs. Gluckstern and Spass disclaim any such beneficial ownership. The address for Health Partners is 54 Thompson Street, New York,
    New York 10012.
(5) United Payors & United Providers has purchased an option from Thomas L. Blair to purchase
    4,330,000 shares of common stock of the Company prior to October 1, 2003 at an aggregate exercise price of $4 million. The shares subject to this option are shares currently held by Highland Investments, and are also included as shares beneficially owned by Highland
    Investments, Principal Mutual and Thomas L. Blair. The address of United Payors & United
    Providers is 2273 Research Boulevard, Rockville, Maryland 20850.
(6) Does not include options to purchase, at an exercise price of $13.20, 1,500,000 and 600,000 shares of common stock, respectively, granted to Messrs. David T. Blair and Donovan.  These options will vest 25% at the end of twelve months






    from the date of grant and the remaining options will vest in one-third increments at the end of each of the next three years after the first vesting date.
(7) Does not include rights to receive 266,667 shares of our common stock granted to Mr. Donovan.
    Rights to receive 66,667 of these shares vested on February 29, 2000, but the shares have not yet been issued. The remaining 200,000 shares subject to these rights vest in one-third increments at the end of each of the next three years after February 29, 2000.
(8) Mr. Allen, a director of HealthExtras, is an officer of Capital Z Management, LLC, which manages Capital Z Financial Services Fund, II, L.P. and Capital Z Financial Services Private
    Fund II, L.P. These persons are affiliated with  Health Partners.  They disclaim, however, any beneficial ownership of the shares of HealthExtras owned by Health Partners.
(9) Mr. Graf, Ms. Lawler and Ms. Shaff, directors of HealthExtras, are affiliated with Principal
    Mutual. They disclaim, however, any beneficial ownership of the shares of HealthExtras beneficially owned by Principal Mutual.
(10)Mr. Warren, a director of HealthExtras, is a director, officer and member or shareholder, as the case may be, of Capital Z Management, LLC, which manages Capital Z Financial Services Fund
    II, L.P. and Capital Z Financial Services Private Fund II, L.P. and Capital Z Partners, Ltd.,
    the ultimate general partner of Capital Z Financial Services Fund II, L.P. and Capital Z
    Financial Services Private Fund II, L.P. Mr. Warren disclaims any beneficial ownership of the shares of HealthExtras owned by Health Partners.
(11)Includes the shares owned by Highland Investments and Health Partners.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following are transactions involving Thomas L. Blair, the Chairman of the Board and/or United Payors & United Providers and the Company. Mr. Blair was the Chairman of the Board of Directors, Co-Chief Executive Officer and beneficial owner of an aggregate of approximately 38.2% of United Payors & United Providers common stock prior to United Payors & United Providers' acquisition by BCE Emergis on March 28, 2000.

      Effective January 1, 1999, the Company entered into an agreement with United Payors & United Providers for United Payors & United Providers to furnish administrative services to the Company. The amount paid by the Company to United Payors & United Providers for such services was $3.3 million for the year ended December 31, 1999. Under a revised agreement dated December 22, 1999, services to be provided by United Payors & United Providers subsequent to March 31, 2000, will be limited primarily to services relating to information technology and communications and will be paid on a cost plus fee basis.

      In addition, on July 26, 1999, the Company formalized an office space lease arrangement with United Payors & United Providers by entering into a written sublease agreement. The sublease agreement obligates the Company to pay its proportionate share of the lease obligations of United Payors & United Providers under its lease of the premises. A new sublease agreement was entered into as of December 22, 1999. The sublease agreement provides for annual escalations and for the payment by the Company of its proportionate share of the increase in the costs of operating the building.

      The Company entered into a line of credit in the amount of $3.0 million from a commercial bank which extended to February 2000. This line of credit called for interest at the prime rate, was collateralized by substantially all of the Company's assets and was guaranteed by United Payors & United Providers. As of December 31, 1999, all amounts due under the line of credit had been repaid. The Company terminated the line of credit in January 2000 and the guarantee by United Payors & United Providers has been cancelled.

      As of December 31, 1999, the Company owned 40,150 shares of common stock, or 0.2% of the outstanding common stock, of United Payors & United Providers.

      The Company has a five-year royalty agreement effective January 1, 1999 relating to the Company's program members accessing the United Payors & United Providers network of healthcare providers. In return for providing that network access to the Company, the Company will pay United Payors & United Providers $1.00 per member per month for the initial year of membership, which amount escalates in stages for subsequent membership years to a maximum of $1.50 per member per month in the fourth year of continued membership and thereafter. However, the Company can terminate these payments by conveying $25 million in market value of the Company's common stock to United Payors & United Providers. Amounts paid under this agreement in 1999, approximated $529,000.

      For corporate business purposes, the Company utilizes the services of an aircraft owned by Southern Aircraft Leasing, which is owned by Mr. Blair. For the year ended December 31, 1999, the Company paid $156,185 for utilizing the services of the aircraft.

      Prior to completion of the Company's public offering, Mr. Blair agreed to provide sufficient additional funding to enable the Company to continue operations through December 2000. Mr. Blair advanced funds to the Company, pursuant to this undertaking to cover operating expenses through non-interest bearing loans. These loans by Mr. Blair were repaid by the Company with proceeds from the public offering prior to December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 28, 2000                 HEALTHEXTRAS, INC.



                                      By: /s/ Michael P. Donovan
                                          --------------------------------
                                          Michael P. Donovan
                                          Chief Financial Officer