Form 10-Q
period 2000-03-31
HEALTHEXTRAS INC
filed 2000-05-15
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ------   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of common stock, par value $.01 per share, outstanding on May 10, 2000 was 27,600,000.

                               HEALTHEXTRAS, INC.

                          FIRST QUARTER 2000 FORM 10-Q

                               TABLE OF CONTENTS

                                                                         Page
PART I FINANCIAL INFORMATION

     ITEM 1. Financial Statements

       Balance Sheets as of December 31, 1999 and March 31, 2000
       (Unaudited) ..........................................................1

       Statements of Operations and Comprehensive Loss for the Three
       Months Ended March 31, 1999 and 2000 (Unaudited) .....................2

       Statements of Cash Flows for the Three Months Ended
       March 31, 1999 and 2000 (Unaudited) ..................................3

       Notes to Financial Statements ........................................4

     ITEM 2 Management's Discussion and Analysis of Financial Condition
            and Results of Operations .......................................6

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk ..........13

PART II OTHER INFORMATION

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               HEALTHEXTRAS, INC.
                                 BALANCE SHEETS



                                                    December 31,      March 31,
                                                      1999              2000
                                                   -------------     -----------
                                                                     (Unaudited)
Current assets:
  Cash and cash equivalents ..................     $ 46,971,106    $ 42,967,372
  Marketable securities of a related party ...          664,984              --
  Due from sale of marketable securities .....               --         658,800
  Accounts receivable ........................           62,795          74,205
  Deferred charges:
    Direct ...................................        1,203,854         914,256
    Marketing and promotion ..................        2,316,491       3,152,327
  Other current assets .......................          240,153         308,845
                                                   ------------    ------------
      Total current assets ...................       51,459,383      48,075,805
Fixed assets, net ............................        1,904,847       2,070,907
Other assets .................................          297,853         247,218
                                                   ------------    ------------
      Total assets ...........................     $ 53,662,083    $ 50,393,930
                                                   ============    ============

Current liabilities:
  Accounts payable and accrued expenses ......     $  1,056,777    $  2,652,336
  Marketing expenses payable .................            4,000           1,000
  Deferred revenue ...........................        5,237,210       7,125,493
                                                   ------------    ------------
      Total current liabilities ..............        6,297,987       9,778,829
                                                   ------------    ------------
      Total liabilities ......................        6,297,987       9,778,829
                                                   ------------    ------------

Commitments

Stockholders' equity
  Preferred stock, $0.01 par value, 5,000,000
    shares authorized, none issued ...........               --              --
  Common stock, $0.01 par value, 100,000,000
    shares authorized, 27,600,000 shares issued
    and outstanding at December 31, 1999
    and March 31, 2000 .......................          276,000         276,000
  Additional paid-in capital .................       48,045,635      48,045,635
  Accumulated deficit ........................         (719,976)     (7,365,526)
  Deferred compensation ......................         (370,232)       (341,008)
  Accumulated other comprehensive income .....          132,669              --
                                                   ------------    -------------
      Total stockholders' equity .............       47,364,096      40,615,101
                                                   ------------    -------------
      Total liabilities and stockholders' equity   $ 53,662,083    $ 50,393,930
                                                   ============    ============


   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)

                                        Three months ended March 31,
                                        ----------------------------
                                              1999            2000
                                           ------------    ------------

Revenue ............................       $    256,256    $  5,253,244
                                           ------------    ------------

Direct expenses ....................            148,918       2,680,342
Product development and marketing ..          1,295,923       8,829,309
General and administrative .........            420,985       1,620,997
                                           ------------    ------------
      Total operating expenses .....          1,865,826      13,130,648
                                           ------------    ------------

      Operating loss ...............         (1,609,570)     (7,877,404)

Interest income (expense), net .....            (87,480)        680,757
Other income, net ..................                 --         551,097
                                           ------------    ------------

      Net loss .....................         (1,697,050)     (6,645,550)

Unrealized holding losses on
  marketable securities arising
  during the period ................           (218,316)        132,669
                                           -------------   ------------

    Comprehensive loss .............       $ (1,915,366)   $ (6,512,881)
                                           =============   =============

Basic and diluted net loss per share ...   $         --    $      (0.24)
Weighted average shares of common stock
  outstanding (in thousands) ...........             --          27,635

Pro forma basic and diluted net loss
  per share ............................   $      (0.10)   $         --
Pro forma weighted average shares of
  common stock outstanding (in thousands)         17,680             --


   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                 Three months ended March 31,
                                                 ----------------------------
                                                      1999             2000
                                                 ------------    ------------
Cash flows from operating activities:
 Net loss ....................................   $ (1,697,050)   $ (6,645,550)
 Depreciation expense ........................             --          61,046
 Gain on sale of marketable securities .......             --        (551,734)
 Other noncash items .........................         60,029          29,223
 Changes in assets and liabilities:
  Accounts receivable ........................             --         (11,410)
  Deferred charges ...........................        277,500        (546,238)
  Prepaid expenses and other assets ..........             --         (18,057)
  Accounts payable and accrued expenses ......        312,929       1,595,559
  Marketing expenses payable .................     (1,003,000)         (3,000)
  Contribution payable .......................        (50,000)             --
  Deferred revenue ...........................      1,041,716       1,888,283
                                                 ------------    ------------
   Net cash used in operating activities .....     (1,057,876)     (4,201,878)
                                                 ------------    ------------

Cash flows from investing activities:
 Capital expenditures ........................             --        (227,106)
 Sale of marketable securities ...............             --         425,250
                                                 ------------    ------------
   Net cash provided byinvesting activities ..             --         198,144
                                                 ------------    ------------

Cash flows from financing activities:
 Proceeds from (repayment of) line of credit .        250,000              --
                                                 ------------    ------------
   Net cash provided by financing activities .        250,000              --
                                                 ------------    ------------
Net decrease in cash and cash equivalents ....       (807,876)     (4,003,734)
Cash and cash equivalents at the beginning
 of period ...................................        919,285      46,971,106
                                                 ------------    ------------
Cash and cash equivalents at the end of period   $    111,409    $ 42,967,372
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.

                         NOTES OF FINANCIAL STATEMENTS
                                  (Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION


     HealthExtras, Inc. (the "Company" or "HealthExtras") is a Delaware corporation organized on July 9, 1999 and the successor to certain predecessor companies (the "Predecessor Companies"). The Predecessor Companies include:
Sequel Newco, Inc., Sequel Newco Joint Venture (the Joint Venture), Health Extras Partnership ("HEP"), Sequel Newco, LLP ("SN LLP") and HealthExtras, LLC. Through December 31, 1998, the Company was considered to be a development stage enterprise. The Company commenced business operations with its health benefits program on November 1, 1998; however, all operating revenues were deferred and were recognized in 1999 in order to coincide with the program member benefits.

     Sequel Newco, Inc. ("Sequel"), an Iowa Corporation, was originally incorporated on October 23, 1996 as PB Newco II, Inc. Sequel's business, which consisted of developing and evaluating international and domestic healthcare management service opportunities, was contributed to the Joint Venture as of January 1, 1997.

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

     HEP was originally formed on April 7, 1997 and its business involved the development of supplemental catastrophic health benefit programs. Effective August 1, 1998, SN LLP and HEP were merged into Health Extras, LLC, a Maryland limited liability company, with HealthExtras, LLC being the surviving business entity.

     On May 27, 1999, HealthExtras, LLC, which was then a Maryland limited liability company, contributed substantially all of its assets to HealthExtras, LLC, a Delaware limited liability company, and Capital Z Healthcare Holding Corp. invested $5 million in that entity in exchange for a 20% ownership interest.

     On December 17, 1999, in connection with the closing of the initial public offering of 5,500,000 shares of the Company's common stock at an initial public offering price of $11.00 per share, HealthExtras, LLC was merged into the Company with the Company being the surviving entity (the "Reorganization") and the members of HealthExtras, LLC received an aggregate 22,100,000 shares of the Company's common stock in exchange for their member interests. The net proceeds received by the Company from the initial public offering (net of underwriting commissions and expenses of $5.6 million) were approximately $54.9 million.

     The accompanying financial statements include the accounts of the Company and the Predecessor Companies.

                               HEALTHEXTRAS, INC.

                         NOTES OF FINANCIAL STATEMENTS
                                  (Unaudited)

2. NET LOSS PER SHARE

     Basic net loss per share is based on the weighted average number of shares outstanding during the period. Diluted net loss per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period. Stock options to purchase 2,956,000 shares of common stock, all at an exercise price of $13.20, were outstanding during the three months ended March 31, 2000 but were excluded from the computation of diluted net loss per share because exercise price of the stock options exceeded the average market price of the common shares, and therefore, were antidilutive.

     Pro forma basic and diluted net loss per share and weighted average shares outstanding reflect the formation of HealthExtras, Inc. and merger with HealthExtras, LLC in exchange for Company common stock as if the merger was effective January 1, 1999.

     Pro forma basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Pro forma diluted net loss per share adjusts the pro forma basic shares weighted average for the potential dilution that could occur if stock options or warrants, if any, were exercised. Pro forma diluted net loss per share is the same as pro forma basic net loss per share because there were no dilutive securities outstanding during the three months ended March 31, 1999

3. UNAUDITED INFORMATION

     The financial statements for the three months ended March 31, 1999 and 2000 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW
--------

     We expect to generate a significant portion of our revenue from the sale of membership programs which include health and disability benefits. While product development has been ongoing for the past several years, we began revenue-generating activities in January 1999. Prior to that time, we were a development stage enterprise, which designed and test marketed various benefit combinations. To date, we have primarily focused on the distribution of our membership programs to bank customers and building recognition of our program brand. Christopher Reeve is featured prominently in our online, television and print marketing campaigns to build brand awareness. Our intent is to effect a substantial portion of our program distributions over the Internet.

     We believe our consumer research and marketing efforts have given us valuable insight into the consumer perceptions and preferences regarding the value and limitations of prevailing insurance products. Accordingly, we believe that our programs are well positioned to address the needs of our targeted market segments. As of March 31, 2000, more than 180,000 members had enrolled in our programs.

     Revenue is generated by payments for program benefits. The primary determinant of HealthExtras' revenue recognition is monthly program enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer for an initial 90-day period. As of March 31, 2000, initial revenue was deferred for approximately 53,000 program members.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

     HealthExtras incurred an operating loss of $7.9 million for the three months ended March 31, 2000, compared to an operating loss of $1.6 million for the same period in 1999. Revenue of $5.3 million for the period ended March 31, 2000 consisted of program member payments earned during the period. Cash collections from program subscriptions for the three months ended March 31, 2000, totaled $7.1 million. Revenue and cash collections for the three months ended March 31, 1999, were $256,000 and $1.3 million, respectively.

     Operating expenses for the three months ended March 31, 2000 totaled
$13.1 million compared to $1.9 million for the same period in 1999. Direct expenses for the three months ended March 31, 2000 were $2.7 million, or 20.4% of total operating expenses, reflecting the cost of the benefits included in our programs, and marketing and other fees payable to our distribution partners. Direct expenses for the three months ended March 31, 1999 were $149,000, representing 8.0% of total operating expenses. HealthExtras incurred approximately $8.8 million, or 67.2% of total operating expenses, in product development and marketing costs for the three months ended March 31, 2000. These costs included $662,000 for the creative development of promotional and sales materials, including television, radio, and print advertisements, $3.2 million for media production, including television, radio, print and Internet advertising, $3.7 million in media distribution expenses, $277,500 in product endorsement costs, and $194,000 in market research and ongoing product development. Product development and marketing costs for the three months ended March 31, 1999 were approximately $1.3 million, or 69.5% of total operating expenses, including $451,000 in creative costs for print advertisements, $475,000 for media production, including print and Internet advertising, $278,000 in product endorsement, and approximately $92,000 in market research and product development. General and administrative expenses for the three months ended March 31, 2000 were $1.6 million, or 12.3% of total operating expenses, including $775,000 in compensation and benefits, $135,000 in other personnel costs, $83,000 in telephone and software expenses, $58,000 in professional fees, and $33,000 in travel expenses. General and administrative expenses for the same period in 1999 were approximately $421,000, or 22.6% of total operating expenses, including $316,000 in compensation and benefits, $14,000 in telephone and software expense, and $18,000 in travel expenses. All increases in expenses were generally attributable to higher levels of operating activities and growth in personnel.

     Interest income of $681,000 for the three months ended March 31, 2000 reflects the investment of the net proceeds received upon the closing of the Company's initial public offering in December 1999. Other income, net for the three months ended March 31, 2000 consists primarily of a gain of $552,000, realized on the sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Our operations since inception were funded primarily through capital investments, advances from the Chairman of the Board of the Company and borrowings under a line of credit. In December 1999, we completed the sale to the public of 5,500,000 shares of the Company's common stock and received proceeds (net of underwriting commissions and expenses of $5.6 million) of approximately $54.9 million. As of March 31, 2000, we had $43.0 million in cash and cash equivalents, $38.3 in working capita and no debt.

     The primary commitment of our capital resources is to fund expenditures relating to marketing and brand development we intend to incur over the next several years.

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

RECENT ACCOUNTING PRONOUNCEMENTS
-------------------------------

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

INTEREST RATE AND EQUITY PRICE SENSITIVITY
------------------------------------------

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

YEAR 2000
---------

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES
------------------------------------------------------------------------

FACTORS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, OUR BUSINESS PROSPECTS ARE SUBJECT TO A GREAT DEAL OF UNCERTAINTY
-----------------------------------------------------------------------

     While our product development efforts have been ongoing for the past two years, we only began revenue-generating activities in January 1999. This limited history of operating our business means that our business prospects are subject to a great deal of uncertainty and risks.

WE HAVE NOT BEEN PROFITABLE AND MAY NOT BECOME PROFITABLE IN THE FUTURE
-----------------------------------------------------------------------

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

OUR FUTURE PROFITABILITY IS DEPENDENT, TO A SIGNIFICANT EXTENT, UPON INCREASED CONSUMER DEMAND FOR ADDITIONAL PRODUCTS, WHICH WE ARE IN THE PROCESS OF DEVELOPING OR MAY DEVELOP IN THE FUTURE
-----------------------------------------------------------------------------

     Most of our revenue currently is derived from members purchasing membership programs, which include disability benefits. We believe our future profitability is dependent upon achieving substantial increases in sales of our programs, including those providing excess health insurance coverage and other benefits we are developing or may develop in the future. To the extent these products include insurance features, they generally will require regulatory approvals. If we do not achieve these increased sales, we may never achieve profitability.

IF THE SALE OF OUR MEMBERSHIP PROGRAMS OVER THE INTERNET DOES NOT ACHIEVE WIDESPREAD CONSUMER ACCEPTANCE, WE MAY NEVER ACHIEVE PROFITABILITY
-------------------------------------------------------------------------

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

IF WE LOSE ONE OR MORE OF OUR MARKETING RELATIONSHIPS, OUR ACCESS TO POTENTIAL CUSTOMERS WOULD DECLINE AND SALES AND REVENUES WOULD SUFFER
------------------------------------------------------------------------------

     A substantial majority of all of our programs sold to date have been through mailings sent by banks to their credit card and other customers. If we lose one or more of our marketing relationships with credit card issuers and are unable to replace those relationships with other marketing outlets, our access to potential customers would decline and sales and revenues would suffer.

IF WE ARE NOT ABLE TO ACHIEVE A HIGH LEVEL OF BRAND RECOGNITION AND CONSUMER DEMAND FOR OUR PROGRAMS, WE WILL NOT ACHIEVE THE LEVEL OF REVENUES WE NEED TO BE PROFITABLE
-------------------------------------------------------------------------------

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

THE LOSS OF OUR RELATIONSHIP WITH CHRISTOPHER REEVE TO PROMOTE OUR PROGRAMS COULD SIGNIFICANTLY IMPAIR OUR BRAND RECOGNITION AND, THUS, OUR ABILITY TO SELL OUR PROGRAMS
-------------------------------------------------------------------------------

     The loss of the Christopher Reeve identification with our programs, upon termination of our contract or otherwise, could significantly reduce our ability to sell our programs.

IF WE LOSE OUR RELATIONSHIPS WITH OUR BENEFIT PROVIDERS, WE COULD HAVE DIFFICULTY MEETING DEMAND FOR THE PRODUCTS AND SERVICES INCLUDED IN THE PROGRAMS WE SELL
-------------------------------------------------------------------------------

     We are dependent on the providers of benefits included in our programs. These benefits are provided pursuant to arrangements with Reliance National, Chubb & Son and others that may be terminated on relatively short notice. If we lose these relationships and are unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

WE MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN OUR QUARTERLY RESULTS OF OPERATIONS WHICH WILL MAKE IT DIFFICULT FOR INVESTORS TO MAKE RELIABLE PERIOD-TO-PERIOD COMPARISONS AND MAY CONTRIBUTE TO VOLATILITY IN OUR STOCK PRICE
--------------------------------------------------------------------------------

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

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, WE WILL NOT BE ABLE TO OPERATE PROFITABLY
--------------------------------------------------------------------------

     We only began offering our programs in November 1998, and we have been expanding our operations rapidly. Our growth strategy, if successful, will result in further expansion. We can achieve profitable operation, however, only if we are able to manage our growth effectively. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management and to attract, hire and retain additional highly skilled and motivated officers, managers and employees and improve existing systems and/or implement new systems.

     We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.

IF THE PROVIDERS OF THE BENEFITS INCLUDED IN OUR PROGRAMS FAIL TO PROVIDE THOSE BENEFITS, WE COULD BECOME SUBJECT TO LIABILITY CLAIMS BY OUR PROGRAM MEMBERS
-----------------------------------------------------------------------------

     We arrange for the provision by others of the benefits included in our member programs. If the firms with which we have contracted to provide those benefits fail to provide them as required, or are negligent or otherwise culpable in providing them, we could become involved in any resulting claim or litigation.

FACTORS RELATED TO REGULATIONS

IF WE FAIL TO COMPLY WITH ALL OF THE VARIOUS AND COMPLEX LAWS AND REGULATIONS GOVERNING OUR BUSINESS, WE COULD BE SUBJECT TO FINES, ADDITIONAL LICENSING REQUIREMENTS OR THE INABILITY TO MARKET IN PARTICULAR JURISDICTIONS
-----------------------------------------------------------------------------

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

REGULATION OF THE SALE OF INSURANCE OVER THE INTERNET AND OF ELECTRONIC COMMERCE GENERALLY IS UNSETTLED, AND FUTURE LAWS, REGULATIONS AND INTERPRETATIONS COULD HINDER OUR ABILITY TO OFFER PROGRAMS OVER THE INTERNET
-------------------------------------------------------------------------------

     The distribution of our programs including an insurance component over the Internet subjects us to additional risk as most insurance laws and regulations have not been modified to clarify or amend their application to Internet transactions. Currently, many state insurance regulators and legislators are exploring the need for specific regulation of insurance sales over the Internet. Such regulation could dampen the growth of the Internet as a means of providing insurance services. Moreover, application of laws governing general commerce on the Internet remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing insurance, intellectual property, privacy and taxation apply to the Internet. In addition, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws and regulations that may impose additional burdens on companies conducting business over the Internet. Any new laws or regulations or new interpretations of existing laws or regulations relating to the Internet could hinder our ability to offer programs over the Internet.

WE COULD BE SUBJECT TO LEGAL LIABILITY BASED UPON THE INFORMATION ON OUR WEBSITE
--------------------------------------------------------------------------------

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

FACTORS RELATED TO THE INTERNET AND ELECTRONIC COMMERCE

IF WE EXPERIENCE FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY, SALES OF OUR PROGRAMS LIKELY WOULD BE REDUCED AND OUR REPUTATION COULD BE DAMAGED
--------------------------------------------------------------------------------

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

IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF OUR PROGRAM MEMBERS' INFORMATION, OUR REPUTATION WOULD BE DAMAGED AND WE COULD BE SUBJECT TO LITIGATION AND LIABILITY
------------------------------------------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        (Included in Management's Discussion and Analysis of Financial Condition and Results of Operations)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     In the ordinary close of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

ITEM 2 CHANGES IN SECURITIES

     On December 14, 1999, the Company's Registration Statement on Form S-1 (File No. 333-83761) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, 5,500,000 shares of the Company's Common Stock, $0.01 par value, were offered and sold at an offering price of $11.00 per share. The offering was completed on December 17, 1999. The managing underwriters of the offering were Warburg Dillon Read LLC, PaineWebber
Incorporated,   Prudential   Securities   Incorporated   and  SG  Cowen
Securities Corporation.

     The net proceeds to the Company from the sale of the 5,500,000 shares of common stock were approximately $54.9 million after deducting underwriting discounts and offering expenses of approximately $4.2 million and $1.4 million, respectively. As of March 31, 2000, the Company had used approximately $11.9 million of the net proceeds. Of this amount, approximately $2.9 million was used to repay borrowings under a line of credit and approximately $2.3 million was used to repay a non-interest bearing loan from the Chairman of the Board of the Company. The remainder was used to fund operating activities, in particular those relating to the Company's sales and marketing efforts. The amount of the net proceeds not used as of March 31, 2000 has been invested in short-term, investment grade, interest bearing securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Not Applicable)

ITEM 5. OTHER INFORMATION (None)

ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.              Description
-----------         ------------------------------------------------------------
   2.1         Form of Reorganization Agreement by and among HealthExtras, Inc.,
               HealthExtras, LLC and Capital Z Healthcare Holding Corp (1)
   3.1(a)      Certificate of Incorporation of HealthExtras, Inc (1)
   3.1(b)      Form of Amended and Restated Certificate of Incorporation (1)
   3.2         Bylaws of HealthExtras, Inc. (1)
   4.1         Specimen Stock Certificate of HealthExtras, Inc.
   4.2         Form of Stockholders' Agreement (1)
  10.1         Form of Employment Agreement between HealthExtras, Inc. and David
               T. Blair (1)
  10.2         Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
  10.3         Program Administrator's Agreement by and between HealthExtras LLC and Reliance National Insurance Company (1)
  10.4         Agreement between United Payors & United Providers, Inc. and
               HealthExtras, Inc. (3) 10.5 Agreement by and between United
               Payors & United Providers, Inc. and HealthExtras, LLC. re:
               network access (1)
  10.6         Agreement by and between Cambria Productions, Inc. f/s/o
               Christopher Reeve and HealthExtras, Inc. (1) (2)
  10.7         Indemnification Agreement (1)
  10.8         Sublease Agreement by and between United Payors & United
               Providers, Inc. and HealthExtras, Inc. (3)
  10.9         Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
  10.10        Form of Registration Rights Agreement (1)
  27.1         Financial Data Schedule (filed herewith)

--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2) Confidential treatment requested for portion of agreement pursuant to
Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(3) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1999.


2. Reports on Form 8-K

     None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HealthExtras, Inc.
                                                (Registrant)

Date: May 12, 2000                      By: /s/ Thomas L. Blair
                                            ------------------------------------
                                                Thomas L. Blair
                                                Chairman of The Board


Date: May 12, 2000                      By: /s/ David T. Blair
                                            ------------------------------------
                                                David T. Blair
                                                Chief Executive Officer
                                                and Director


Date: May 12, 2000                      By: /s/ Michael P. Donovan
                                            ------------------------------------
                                                Michael P. Donovan
                                                Chief Financial Officer and
                                                Chief Accounting Officer