Form 10-Q
period 2000-06-30
HEALTHEXTRAS INC
filed 2000-08-14
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to ___________
                         Commission File Number 1-15535

                               HEALTHEXTRAS, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                   52-2181356
      --------------                              -------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


         2273 Research Boulevard, 2nd Floor, Rockville, Maryland 20850
               (Address of principal executive offices, zip code)
                                 (301) 548-2900
                (Registrant's phone number, including area code)

                                Not Applicable
                       ---------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                   -------    ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of common stock, par value $.01 per share, outstanding on July 31, 2000 was 27,600,000.

                               HEALTHEXTRAS, INC.

                         SECOND QUARTER 2000 FORM 10-Q

                               TABLE OF CONTENTS

                                                                            Page
PART I  FINANCIAL INFORMATION

     ITEM 1. Financial Statements

       Balance Sheets as of December 31, 1999 and June 30, 2000
       (Unaudited) ........................................................    1

       Statements of Operations  and  Comprehensive  Loss for the Three
       and Six Months Ended June 30, 1999 and 2000  (Unaudited)............    2

       Statements of Cash Flows for the Six Months Ended
       June 30, 1999 and 2000 (Unaudited) .................................    3

       Notes to Financial Statements ......................................    4

     ITEM 2  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ....................................    6

     ITEM 3 Quantitative and Qualitative Disclosures About
            Market Risk ...................................................   13

PART II OTHER INFORMATION

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                               HEALTHEXTRAS, INC.
                                 BALANCE SHEETS

                                              December 31,      June 30,
                                                   1999          2000
                                              ------------     -----------
                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                    $ 46,971,106    $ 41,844,233
  Marketable securities of a related party          664,984              --
  Accounts receivable                                62,795          65,908
  Deferred charges:
    Direct                                        1,203,854         308,058
    Marketing and promotion                       2,316,491       1,001,500
  Other current assets                              240,153         579,064
                                               ------------    ------------
      Total current assets                       51,459,383      43,798,763
Fixed assets, net                                 1,904,847       2,320,667
Other assets                                        297,853         261,927
                                               ------------    ------------
      Total assets                             $ 53,662,083    $ 46,381,357
                                               ============    ============

Current liabilities:
  Accounts payable and accrued expenses        $  1,060,777    $  3,339,211
  Deferred revenue                                5,237,210       7,137,909
                                               ------------    ------------
      Total current liabilities                   6,297,987      10,477,120
                                               ------------    ------------
      Total liabilities                           6,297,987      10,477,120
                                               ------------    ------------

Commitments

Stockholders' equity
  Preferred stock, $0.01 par value,
    5,000,000 shares authorized, none
  issued                                                 --              --
Common stock, $0.01 par value,
  100,000,000 shares authorized,
  27,600,000 shares issued and
  outstanding at December 31, 1999
  and June 30, 2000                                 276,000         276,000
Additional paid-in capital                       48,045,635      48,045,635
Accumulated deficit                                (719,976)    (12,105,613)
Deferred compensation                              (370,232)       (311,785)
Accumulated other comprehensive
  income                                            132,669              --
                                                -----------    ------------
    Total stockholders' equity                   47,364,096      35,904,237
                                                -----------    ------------
    Total liabilities and stockholders'
      equity                                   $ 53,662,083    $ 46,381,357
                                               ============    ============

The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)


                                                  Three months ended June 30,     Six months ended June 30,
                                                      1999             2000           1999           2000
                                                  ------------    ------------    ------------    -----------

Revenue                                           $    764,982    $  8,097,987    $  1,021,238    $ 13,351,231
                                                  ------------    ------------    ------------    ------------

Direct expenses                                        592,297       4,305,600         741,215       6,985,942
Product development and marketing                    1,887,782       7,284,715       3,183,705      16,114,024
General and administrative                             336,017       1,748,001         757,002       3,368,998
                                                  ------------    ------------    ------------    ------------
    Total operating expenses                         2,816,096      13,338,316       4,681,922      26,468,964
                                                  ------------    ------------    ------------    ------------

    Operating loss                                  (2,051,114)     (5,240,329)     (3,660,684)    (13,117,733)

Interest income (expense), net                        (101,639)        525,569        (189,119)      1,206,326
Other income (expense), net                               (300)        (25,327)           (300)        525,770
                                                  -------------   -------------   -------------   ------------

    Net loss                                        (2,153,053)     (4,740,087)     (3,850,103)    (11,385,637)

Unrealized holding gains (losses) on marketable
  securities arising during the period                   5,039              --        (213,277)       (132,669)
                                                  ------------    -------------   -------------   -------------

    Comprehensive loss                            $ (2,148,014)   $ (4,740,087)   $ (4,063,380)   $(11,518,306)
                                                  =============   =============   =============   ==============

Basic and diluted net loss per share              $         --    $      (0.17)   $         --    $      (0.41)
Weighted average shares of common stock
  outstanding (in thousands)                                --          27,703              --          27,669

Pro forma basic and diluted net loss per share    $      (0.11)   $         --    $      (0.21)   $         --
Pro forma weighted average shares of common
stock outstanding (in thousands)                        19,380              --          18,535              --


    The accompanying notes are an integral part of these financial statements
                                       2

                               HEALTHEXTRAS, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (UNAUDITED)


                                                         Six Months ended June 30,
                                                         --------------------------
                                                            1999            2000
                                                        -----------     ------------
Cash flows from operating activities:
 Net loss                                              $ (3,850,103)   $(11,385,637)
 Depreciation expense                                            --         123,776
 Gain on sale of marketable securities                           --        (551,735)
 Other noncash items                                        162,796          58,447
 Changes in assets and liabilities:
  Accounts receivable                                            --          (3,113)
  Deferred charges                                          587,273       2,210,787
  Prepaid expenses and other assets                              --         (81,433)
  Accounts payable and accrued expenses                     651,855       2,278,434
  Contribution payable                                     (100,000)             --
  Deferred revenue                                        1,200,020       1,900,699
                                                       ------------    ------------
   Net cash used in operating activities                 (1,348,159)     (5,449,775)
                                                       ------------    ------------

Cash flows from investing activities:
 Maturity of certificate of deposit                         700,000              --
 Capital expenditures                                            --        (539,596)
 Sale of marketable securities                                   --       1,084,050
 Other                                                           --        (221,552)
                                                       ------------    ------------
   Net cash provided by investing activities                700,000         322,902
                                                       ------------    ------------

Cash flows from financing activities:
 Capital contribution                                     5,000,000              --
 Proceeds from line of credit                               650,000              --
                                                       ------------    ------------
   Net cash provided by financing activities              5,650,000              --
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents      5,001,841      (5,126,873)
Cash and cash equivalents at the beginning
 of period                                                  219,285      46,971,106
                                                       ------------    ------------
Cash and cash equivalents at the end of period         $  5,221,126    $ 41,844,233
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements
                                       3

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

     On December 17, 1999, in connection with the closing of the initial public offering of 5,500,000 shares of the Company's common stock at an initial public offering price of $11.00 per share, HealthExtras, LLC was merged into the Company with the Company being the surviving entity (the "Reorganization") and the members of HealthExtras, LLC received an aggregate 22,100,000 shares of the Company's common stock in exchange for their member interests. The net proceeds received by the Company for the initial public offering (net of underwriting commissions and expenses of $5.6 million) were approximately $54.9 million.

     The accompanying financial statements include the accounts of the Company and the Predecessor Companies.

                               HEALTHEXTRAS, INC.

                         NOTES OF FINANCIAL STATEMENTS
                                  (Unaudited)

2.   NET LOSS PER SHARE

     Basic net loss per share is based on the weighted average number of shares outstanding during the period. Diluted net loss per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period. Stock options to purchase 2,956,000 shares of common stock, all at an exercise price of $13.20, were outstanding during the three and six months ended June 30, 2000 but were excluded from the computation of diluted net loss per share because the exercise price of the stock options exceeded the average market price of the common shares, and therefore, were antidilutive.

     Pro forma basic and diluted net loss per share and weighted average shares outstanding reflect the formation of HealthExtras, Inc. and merger with HealthExtras, LLC in exchange for Company common stock as if the merger was effective January 1, 1999.

     Pro forma basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Pro forma diluted net loss per share adjusts the pro forma basic shares weighted average for the potential dilution that could occur if stock options or warrants, if any, were exercised. Pro forma diluted net loss per share is the same as pro forma basic net loss per share because there were no dilutive securities outstanding during the three and six months ended June 3 1999.

3.   UNAUDITED INFORMATION

     The financial statements for the three and six months ended June 30, 1999 and 2000 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or in the future. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     We believe our consumer research and marketing efforts have given us valuable insight into the consumer perceptions and preferences regarding the value and limitations of prevailing insurance products. Accordingly, we believe that our programs are well positioned to address the needs of our targeted market segments. As of June 30, 2000, more than 280,000 members had enrolled in our programs.

     Revenue is generated by payments for program benefits. The primary determinant of HealthExtras' revenue recognition is monthly program enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer for an initial 90-day period. As of June 30, 2000, initial revenue was deferred for approximately 67,000 program members.

     Direct expenses consist principally of bank marketing and processing fees and the cost of benefits provided to program members. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. HealthExtras has historically maintained a prepaid expense balance with respect to the insura features of its programs. Where amounts are prepaid, direct expense is recognized based on the actual membership levels in each program. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by HealthExtras without any related revenue.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2000 TO THREE MONTHS ENDED JUNE 30, 1999

     HealthExtras incurred an operating loss of $5.2 million for the three months ended June 30, 2000, compared to an operating loss of $2.2 million for the same period in 1999. Revenue of $8.1 million for the three months ended June 30, 2000 consisted of program member payments earned during the period. Cash collections from program subscriptions for the three months ended June 30, 2000, totaled $8.2 million. Revenue and cash collections for the three months ended June 30, 1999, were $765,000 and $923,000, respectively.


     Operating expenses for the three months ended June 30, 2000 totaled
$13.3 million compared to $2.8 million for the same period in 1999. Direct expenses for the three months ended June 30, 2000 were $4.3 million, or 32% of total operating expenses, reflecting the cost of the benefits included in our programs, and compensation payable to our distribution partners. Direct expenses for the three months ended June 30, 1999 were $592,000, representing 21% of total operating expenses. HealthExtras incurred approximately $7.3 million, or 55% of total operating expenses, in product development and marketing costs for the three months ended June 30, 2000. These costs included $324,000 for the creative development of promotional and sales materials, including television, radio, and print advertisements, $440,000 for media production, including television, radio, print and Internet advertising, $5.7 million in media distribution expenses, $279,000 in product endorsement costs, and $71,000 in market research and ongoing product development. Product development and marketing costs for the three months ended June 30, 1999 were approximately $1.9 million, or 67% of total operating expenses, including $1.0 million in creative costs for print advertisements, $308,000 for media production, including print and Internet advertising, $278,000 in product endorsement, and approximately $201,000 in market research and product development. General and administrative expenses for the three months ended June 30, 2000 were $1.7 million, or 13% of total operating expenses, including $1.1 million in compensation and benefits, $116,000 in other personnel costs, $44,000 in telephone and software expenses, $74,000 in professional fees, and $131,000 in facilities expenses. General and administrative expenses for the same period in 1999 were approximately $336,000, or 12% of total operating expenses, including $236,000 in compensation and benefits, $21,000 in other personnel costs, and $78,000 in other expenses. All increases in expenses were generally attributable to higher levels of operating activities and growth in personnel.

     Interest income of $526,000 for the three months ended June 30, 2000 reflects the investment of the net proceeds received upon the closing of the Company's initial public offering in December 1999.

SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

     HealthExtras incurred an operating loss of $13.1 million for the six months ended June 30, 2000, compared to an operating loss of $3.7 million for the same period in 1999. Revenue of $13.4 million for the six months ended June 30, 2000 consisted of program member payments earned during the period. Cash collections from program subscriptions for the six months ended June 30, 2000, totaled $15.3 million. Revenue and cash collections for the six months ended June 30, 1999, were $1.0 million and $2.2 million, respectively.

     Operating expenses for the six months ended June 30, 2000 totaled $26.5 million compared to $4.7 million for the same period in 1999. Direct expenses for the six months ended June 30, 2000 were $7.0 million, or 26% of total operating expenses, reflecting the cost of the benefits included in our programs, and compensation payable to our distribution partners. Direct expenses for the six months ended June 30, 1999 were $741,000, representing 16% of total operating expenses. HealthExtras incurred approximately $16.1 million, or 61% of total operating expenses, in product development and marketing costs for the six months ended June 30, 2000. These costs included $986,000 for the creative development of promotional and sales materials, including television, radio, and print advertisements, $3.7 million for media production, including television, radio, print and Internet advertising, $9.4 million in media distribution expenses, $557,000 in product endorsement costs, and $265,000 in market research and ongoing product development. Product development and marketing costs for the six months ended June 30, 1999 were approximately $3.2 million, or 68% of total operating expenses, including $1.5 million in creative costs for print advertisements, $783,000 for media production, including print and Internet advertising, $555,000 in product endorsement, and approximately $293,000 in market research and product development. General and administrative expenses for the six months ended June 30, 2000 were $3.4 million, or 13% of total operating expenses, including $1.9 million in compensation and benefits, $251,000 in other personnel costs, $127,000 in telephone and software expenses, and $132,000 in professional fees. General and administrative expenses for the same period in 1999 were approximately $757,000, or 16% of total operating expenses, including $378,000 in compensation and benefits, $127,000 in professional services, and $252,000 in other expenses. All increases in expenses were generally attributable to higher levels of operating activities and growth in personnel.

     Interest income of $1.2 million for the six months ended June 30, 2000 reflects the investment of the net proceeds received upon the closing of the Company's initial public offering in December 1999. Other income, net for the six months ended June 30, 2000 consists primarily of a gain of $552,000, realized on the sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Our operations since inception were funded primarily through capital investments, advances from the Chairman of the Board of the Company and borrowings under a line of credit. In December 1999, we completed the sale to the public of 5,500,000 shares of the Company's common stock and received proceeds (net of underwriting commissions and expenses of $5.6 million) of approximately $54.9 million. As of June 30, 2000, we had $41.8 million in cash and cash equivalents, $33.3 in working capital and no debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

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

YEAR 2000
---------

     To date, we have not experienced any significant adverse effects related to the Year 2000 issue. While we have not experienced any significant adverse effects to date, there can be no assurance that currently unidentified Year 2000 issues, if any, will not arise and that these issues will not have a material adverse effect on us.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES
------------------------------------------------------------------------

FACTORS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, OUR BUSINESS PROSPECTS ARE SUBJECT TO A GREAT DEAL OF UNCERTAINTY
----------------------------------------------------------------------------

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

OUR FUTURE PROFITABILITY IS DEPENDENT, TO A SIGNIFICANT EXTENT, UPON INCREASED CONSUMER DEMAND FOR ADDITIONAL PRODUCTS, WHICH WE ARE IN THE PROCESS OF DEVELOPING OR MAY DEVELOP IN THE FUTURE
------------------------------------------------------------------------------

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

IF WE LOSE ONE OR MORE OF OUR MARKETING RELATIONSHIPS, OUR ACCESS TO POTENTIAL CUSTOMERS WOULD DECLINE AND SALES AND REVENUES WOULD SUFFER
-----------------------------------------------------------------------------

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

IF WE LOSE OUR RELATIONSHIPS WITH OUR BENEFIT PROVIDERS, WE COULD HAVE DIFFICULTY MEETING DEMAND FOR THE PRODUCTS AND SERVICES INCLUDED IN THE PROGRAMS WE SELL
--------------------------------------------------------------------------------

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

IF THE PROVIDERS OF THE BENEFITS INCLUDED IN OUR PROGRAMS FAIL TO PROVIDE THOSE BENEFITS, WE COULD BECOME SUBJECT TO LIABILITY CLAIMS BY OUR PROGRAM MEMBERS
--------------------------------------------------------------------------------

     We arrange for the provision by others of the benefits included in our member programs. If the firms with which we have contracted to provide those benefits fail to provide them as required, or are negligent or otherwise culpable in providing them, we could become involved in any resulting claim or litigation.

FACTORS RELATED TO REGULATIONS

IF WE FAIL TO COMPLY WITH ALL OF THE VARIOUS AND COMPLEX LAWS AND REGULATIONS GOVERNING OUR BUSINESS, WE COULD BE SUBJECT TO FINES, ADDITIONAL LICENSING REQUIREMENTS OR THE INABILITY TO MARKET IN PARTICULAR JURISDICTIONS
------------------------------------------------------------------------------

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

REGULATION OF THE SALE OF INSURANCE OVER THE INTERNET AND OF ELECTRONIC COMMERCE GENERALLY IS UNSETTLED, AND FUTURE LAWS, REGULATIONS AND INTERPRETATIONS COULD HINDER OUR ABILITY TO OFFER PROGRAMS OVER THE INTERNET
--------------------------------------------------------------------------------

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

IF WE ARE UNABLE TO SAFEGUARD THE SECURITY AND PRIVACY OF OUR PROGRAM MEMBERS' INFORMATION, OUR REPUTATION WOULD BE DAMAGED AND WE COULD BE SUBJECT TO LITIGATION AND LIABILITY
-----------------------------------------------------------------------------

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

     The net proceeds to the Company from the sale of the 5,500,000 shares of common stock were approximately $54.9 million after deducting underwriting discounts and offering expenses of approximately $4.2 million and $1.4 million, respectively. As of June 30, 2000, the Company had used approximately $13.1 million of the net proceeds. Of this amount, approximately $2.9 million was used to repay borrowings under a line of credit and approximately $2.3 million was used to repay a non-interest bearing loan from the Chairman of the Board of the Company. The remainder was used to fund operating activities, in particular those relating to the Company's sales and marketing efforts. The amount of the net proceeds not used as of June 30, 2000 has been invested in short-term, investment grade, and interest bearing securities.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES (NOT APPLICABLE)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on June 7, 2000. The following matters were submitted to a vote of the stockholders:

1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes:


                                                                 Abstained and
                                        For        Withheld     Broker Non-Vote
                                      ---------    --------     ----------------
        Bette B. Anderson             22,585,620      19,045             --
        Thomas L. Blair               22,585,620      19,045             --
        Edward S. Civera              22,585,620      19,045             --
        Julia M. Lawler               22,585,620      19,045             --


2. The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants was ratified by the following vote:

                                                                 Abstained and
                                        For        Withheld     Broker Non-Vote
                                     ---------    ---------    -----------------
                                     22,591,045       10,920          2,700



ITEM 5.   OTHER INFORMATION  (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORMS 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.             Description
-----------    ----------------------------------------------------------------
   2.1         Form of Reorganization Agreement by and among HealthExtras, Inc.,
               HealthExtras, LLC and Capital Z Healthcare Holding Corp (1)
   3.1(a)      Certificate of Incorporation of HealthExtras, Inc (1)
   3.1(b)      Form of Amended and Restated Certificate of Incorporation (1)
   3.2         Bylaws of HealthExtras, Inc. (1)
   4.1         Specimen Stock Certificate of HealthExtras, Inc. (1)
   4.2         Form of Stockholders' Agreement (1)
  10.1         Form of Employment Agreement between HealthExtras, Inc. and David
               T. Blair (1)
  10.2         Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
  10.3         Program Administrator's Agreement by and between HealthExtras LLC and Reliance National Insurance Company (1)
  10.4         Agreement between United Payors & United Providers, Inc. and
               HealthExtras, Inc. (3)
  10.5         Agreement by and between United Payors & United Providers, Inc.
               and HealthExtras, LLC. re: network access (1)
  10.6         Agreement by and between Cambria Productions, Inc. f/s/o
               Christopher Reeve and HealthExtras, Inc. (1) (2)
  10.7         Indemnification Agreement (1)
  10.8         Sublease Agreement by and between United Payors & United
               Providers, Inc. and HealthExtras, Inc. (3)
  10.9         Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
  10.10        Form of Registration Rights Agreement (1)
  27.1         Financial Data Schedule (filed herewith)

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


Date:  August 11, 2000             By:     /s/     Thomas L. Blair
                                          ---------------------------
                                          Thomas L. Blair
                                          Chairman of The Board


Date:  August 11, 2000             By:     /s/     David T. Blair
                                          ---------------------------
                                          David T. Blair
                                          Chief Executive Officer and Director


Date:  August 11, 2000             By:     /s/     Michael P. Donovan
                                          ---------------------------
                                          Michael P. Donovan
                                          Chief Financial Officer and
                                          Chief Accounting Officer