Form 10-Q
period 2000-09-30
HEALTHEXTRAS INC
filed 2000-11-14
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from _________ to _________
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

The number of shares of common stock, par value $.01 per share, outstanding on November 10, 2000 was 28,002,600.

                               HEALTHEXTRAS, INC.

                          Second Quarter 2000 Form 10-Q

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

     ITEM 1.   Financial Statements

         Balance Sheets as of December 31, 1999
         and September 30, 2000 Unaudited) ..................................  1

         Statements of Operations and Comprehensive
         Loss for the Three and Nine Months Ended
         September 30, 1999 and 2000 (Unaudited).............................  2

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 2000 (Unaudited).............................  3

         Notes to Financial Statements.......................................  4

     ITEM 2    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................  6

     ITEM 3    Quantitative and Qualitative Disclosures About
               Market Risk................................................... 13

PART II  OTHER INFORMATION

SIGNATURES


PART I.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                               HEALTHEXTRAS, INC.
                                 BALANCE SHEETS

                                                  December 31,    September 30,
                                                     1999             2000
                                                  ------------     -----------
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                      $  46,971,106  $  36,161,760
  Marketable securities of a related party             664,984             --
  Accounts receivable                                   62,795        911,882
  Deferred charges:
    Direct                                           1,203,854        570,167
    Marketing and promotion                          2,316,491        951,500
  Other current assets                                 240,153        689,391
                                                 -------------  -------------
      Total current assets                          51,459,383     39,284,700
Fixed assets, net                                    1,904,847      2,841,583
Other assets                                           297,853        215,547
                                                 -------------  -------------
      Total assets                               $  53,662,083  $  42,341,830
                                                 =============  =============
Current liabilities:
  Accounts payable and accrued expenses          $   1,060,777  $   2,375,631
  Deferred revenue                                   5,237,210      7,459,840
                                                 -------------  -------------
      Total current liabilities                      6,297,987      9,835,471
                                                 -------------  -------------
      Total liabilities                              6,297,987      9,835,471
                                                 =============  =============

Commitments

Stockholders' equity
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, none issued                                               --
                  -
  Common  stock,  $0.01 par value, 100,000,000 shares
    authorized,  27,600,000 shares issued and
    outstanding at December 31, 1999
    and September 30, 2000                            276,000         276,000
Additional paid-in capital                         48,045,635      48,045,635
Accumulated deficit                                  (719,976)    (15,532,714)
Deferred compensation                                (370,232)       (282,562)
Accumulated other comprehensive income                132,669              --
                                                 ------------   -------------
    Total stockholders' equity                     47,364,096      32,506,359
                                                 ------------   -------------
    Total liabilities and stockholders' equity   $ 53,662,083   $  42,341,830
                                                 ============   =============

   The accompanying notes are an integral part of these financial statements

                                              HEALTHEXTRAS, INC.
                             STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                               (UNAUDITED)


                                                  Three months ended September 30,     Six months ended September 30,
                                                       1999             2000                1999           2000
                                                  -------------     ------------      ------------    ------------

Revenue                                           $  1,572,309      $ 10,783,770      $  2,593,547    $ 24,135,001
                                                  ------------      ------------      ------------    ------------

Direct expenses                                        875,055         5,698,061         1,616,270      12,684,003
Product development and marketing                    2,487,079         7,069,249         5,670,784      23,183,272
General and administrative                           1,088,921         1,921,801         1,845,923       5,290,798
                                                  ------------      ------------      ------------    ------------
    Total operating expenses                         4,451,055        14,689,111         9,132,977      41,158,073
                                                  ------------      ------------      ------------    ------------

    Operating loss                                  (2,878,746)       (3,905,341)       (6,539,430)    (17,023,072)

Interest income (expense), net                         (82,628)          492,767          (271,747)      1,699,094
Other income (expense), net                                 --           (14,528)             (300)        511,242
                                                  ------------      ------------      ------------    ------------

    Net loss                                        (2,961,374)       (3,427,102)       (6,811,477)    (14,812,736)

Unrealized holding gains (losses) on marketable
  securities arising during the period                (223,334)               --          (436,611)       (132,669)
                                                  ------------      ------------      ------------    ------------

    Comprehensive loss                            $ (3,184,708)     $ (3,427,102)     $ (7,248,088)   $(14,945,405)
                                                  ============      ============      ============    ============

Basic and diluted net loss per share              $         --      $      (0.12)     $         --    $      (0.54)
Weighted average shares of common stock
  outstanding (in thousands)                                --            27,703                --          27,681

Pro forma basic and diluted net loss per share    $      (0.13)     $         --      $      (0.34)   $         --
Pro forma weighted average shares of common
stock outstanding (in thousands)                        23,116                --            19,817              --

   The accompanying notes are an integral part of these financial statements
                                       2

>


                               HEALTHEXTRAS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                 Nine months ended September 30,
                                                 -------------------------------
                                                        1999           2000
                                                   -------------   ------------
Cash flows from operating activities:
  Net loss                                         $ (6,811,477)   $(14,812,736)
  Depreciation expense                                     --
                                                                        306,697
  Gain on sale of marketable securities                    --
                                                                       (551,735)
  Other noncash items                                   258,987          87,670
  Changes in assets and liabilities:
    Accounts receivable                                    --
                                                                       (849,087)
    Deferred charges                                  1,039,839       1,998,678
    Prepaid expenses and other assets                      --
                                                                       (145,382)
    Accounts payable and accrued expenses                92,023
                                                                      1,314,854
    Contribution payable                               (100,000)           --
    Deferred revenue                                  1,828,202       2,222,630
                                                   ------------    ------------
      Net cash used in operating activities          (3,692,426)    (10,428,411)
                                                   ------------    ------------

Cash flows from investing activities:
  Maturity of certificate of deposit                    700,000              --
  Capital expenditures                                       --      (1,243,433)
  Sale of marketable securities                              --       1,084,050
  Other                                                      --        (221,552)
                                                    -----------    ------------
      Net cash provided by investing activities         700,000        (380,935)
                                                   ------------    ------------

Cash flows from financing activities:
  Capital contribution                                5,000,000              --
  Proceeds from line of credit                          650,000              --
  Offering expenses                                    (371,178)             --
                                                   ------------    ------------
      Net cash provided by financing activities       5,278,822              --
                                                   ------------    ------------
Net increase (decrease) in cash and cash
  equivalents                                         2,286,396     (10,809,346)

Cash and cash equivalents at the beginning
  of period                                             219,285      46,971,106
                                                   ------------    ------------
Cash and cash equivalents at the end of period     $  2,505,681    $ 36,161,760
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     HealthExtras, Inc. (the "Company" or "HealthExtras") is a leading provider of health and disability programs. Through its web site, employee benefit plans, and other direct channels, HealthExtras offers individuals, small businesses and employer groups customizable and affordable health and disability insurance. The Company has strategic relationships with nationally recognized insurance underwriters, and its marketing partners include the nation's largest financial institutions, along with leading affinity groups, associations, and Internet companies. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote its programs.

     HealthExtras, is a Delaware corporation organized on July 9, 1999 and the successor to certain predecessor companies including, from first to last: Sequel Newco, Inc., Sequel Newco Joint Venture (the Joint Venture), Health Extras Partnership ("HEP"), Sequel Newco, LLP ("SN LLP") and HealthExtras, LLC.

     On December 17, 1999, in connection with the closing of the initial public offering of 5,500,000 shares of the Company's common stock at a price of $11.00 per share, HealthExtras, LLC was merged into the Company, with the Company being the surviving entity. The members of HealthExtras, LLC received an aggregate 22,100,000 shares of the Company's common stock in exchange for their member interests. The proceeds received by the Company from the initial public offering (net of underwriting commissions and expenses of $5.6 million) were approximately $54.9 million.

     The accompanying financial statements include the accounts of the Company and the predecessor companies.

     The financial statements for the three and nine months ended September 30, 1999 and 2000 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or in the future. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                               HEALTHEXTRAS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
2.   NET LOSS PER SHARE

     Basic net loss per share is based on the weighted average number of shares outstanding during the period. Diluted net loss per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period. Stock options to purchase 3,922,500 shares of common stock, at exercise prices ranging from $4.0625 to $13.20 were excluded from the computation of diluted net loss per share at September 30, 2000 because the exercise price of the stock options exceeded the average market price of the common shares, and therefore, were antidilutive.

     Pro forma basic and diluted net loss per share and weighted average shares outstanding reflect the formation of HealthExtras, Inc. and merger with HealthExtras, LLC in exchange for Company common stock as if the merger was effective January 1, 1999.

     Pro forma basic net loss per share is computed based on the weighted average number of outstanding shares of common stock. Pro forma diluted net loss per share adjusts the pro forma basic shares weighted average for the potential dilution that could occur if stock options or warrants, if any, were exercised. Pro forma diluted net loss per share is the same as pro forma basic net loss per share because there were no dilutive securities outstanding during the three and nine months ended September 30, 1999.

3.   SUBSEQUENT EVENTS

     On October 10, 2000, the Company entered into a reciprocal marketing agreement with UnumProvident Corporation ("Unum"). Terms of the agreement include a strategic investment of $6 million by Unum, consisting of 1,302,600 shares of newly issued HealthExtras common stock, in support of this marketing opportunity. As part of the marketing agreement, Unum, a leading provider of group and individual disability insurance, will eventually serve as the exclusive underwriter for several of the HealthExtras products.

     On October 4, 2000, the Board adopted the 2000 HealthExtras Stock Option Plan. The plan provides for the issuance of options for 1 million shares of HealthExtras' common stock. Additionally, the board of directors adopted the 2000 HealthExtras' Board Member Stock Option Plan that provides for the issuance of options for 200,000 shares of HealthExtras' common stock. Both of these plans are subject to shareholder approval.

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

     We believe our consumer research and marketing efforts have given us valuable insight into the consumer perceptions and preferences regarding the value and limitations of prevailing insurance products. Accordingly, we believe that our programs are well positioned to address the needs of our targeted market segments. As of September 30, 2000, more than 360,000 members had enrolled in our programs.

     Revenue is generated by payments for program benefits. The primary determinant of our revenue recognition is monthly program enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized includes the cost of the membership benefits, which are supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. As of September 30, 2000, initial revenue was deferred for approximately 83,000 program members.

     Direct expenses consist principally of compensation to distribution partners, processing fees, and the cost of benefits provided to program members. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and our related expense are determined monthly, as are our remaining direct expenses. We have historically maintained a prepaid expense balance with respect to the insurance features of its programs. Where amounts are prepaid, direct expense is recognized based on the actual membership levels in each program. The carrying value of our prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed without any related revenue.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2000 TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     HealthExtras incurred an operating loss of $3.9 million for the three months ended September 30, 2000, compared to an operating loss of $2.9 million for the same period in 1999. Revenue of $10.8 million for the three months ended September 30, 2000 consisted of program member payments earned during the period. Cash collections from program subscriptions for the three months ended September 30, 2000, totaled $11.1 million. Revenue and cash collections for the three months ended September 30, 1999, were $1.6 million and $2.2 million, respectively.

     Operating expenses for the three months ended September 30, 2000 totaled $14.7 million compared to $4.5 million for the same period in 1999. Direct expenses for the three months ended September 30, 2000 were $5.7 million, or 39% of total operating expenses, reflecting the cost of the benefits included in our programs and compensation payable to our distribution partners. Direct expenses for the three months ended September 30, 1999 were $875,000, representing 20% of total operating expenses. We incurred approximately $7.1 million, or 48% of total operating expenses, in product development and marketing costs for the three months ended September 30, 2000. These costs included $87,000 for the creative development of promotional and sales materials, including television, radio, and print advertisements, $793,000 for media production, including television, radio, print and Internet advertising, $4.8 million in media distribution expenses, $250,000 in product endorsement costs, and $265,000 in market research and ongoing product development. Product development and marketing costs for the three months ended September 30, 1999 were approximately $2.5 million, or 56% of total operating expenses, including $1.8 million in creative costs for print advertisements, $417,000 for media production, including print and Internet advertising, $203,000 in product endorsement, and approximately $87,000 in market research and product development. General and administrative expenses for the three months ended September 30, 2000 were $1.9 million, or 13% of total operating expenses, including $1.0 million in compensation and benefits, $95,000 in other personnel costs, $34,000 in telephone and software expenses, $117,000 in professional fees, $132,000 in facilities expenses, and $183,000 in depreciation and amortization charges. General and administrative expenses for the same period in 1999 were approximately $1.1 million, or 24% of total operating expenses, including $571,000 in compensation and benefits and $62,000 in professional fees. All increases in expenses were generally attributable to higher levels of operating activities and growth in personnel.

     Interest income of $493,000 for the three months ended September 30, 2000 reflects the investment of the net proceeds received upon the closing of our initial public offering in December 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     HealthExtras incurred an operating loss of $17.0 million for the nine months ended September 30, 2000, compared to an operating loss of $6.5 million for the same period in 1999. Revenue of $24.1 million for the nine months ended September 30, 2000 consisted of program member payments earned during the period. Cash collections from program subscriptions for the nine months ended September 30, 2000, totaled $26.4 million. Revenue and cash collections for the nine months ended September 30, 1999, were $2.6 million and $4.4 million, respectively.

     Operating expenses for the nine months ended September 30, 2000 totaled $41.2 million compared to $9.1 million for the same period in 1999. Direct expenses for the nine months ended September 30, 2000 were $12.7 million, or 31% of total operating expenses, reflecting the cost of the benefits included in our programs and compensation payable to our distribution partners. Direct expenses for the nine months ended September 30, 1999 were $1.6 million, representing 18% of total operating expenses. We incurred approximately $23.2 million, or 56% of total operating expenses, in product development and marketing costs for the nine months ended September 30, 2000. These costs included $1.1 million for the creative development of promotional and sales materials, including television, radio, and print advertisements, $4.5 million for media production, including television, radio, print and Internet advertising, $14.2 million in media distribution expenses, $807,000 in product endorsement costs, and $530,000 in market research and ongoing product development. Product development and marketing costs for the nine months ended September 30, 1999 were approximately $5.7 million, or 62% of total operating expenses, including $3.3 million in creative costs, $1.2 million for media production, including print and Internet advertising, $758,000 in product endorsement, and approximately $380,000 in market research and product development. General and administrative expenses for the nine months ended September 30, 2000 were $5.3 million, or 13% of total operating expenses, including $3.0 million in compensation and benefits, $346,000 in other personnel costs, $161,000 in telephone and software expenses, $249,000 in professional fees, $263,000 in facilities expenses, and $307,000 in depreciation and amortization charges. General and administrative expenses for the same period in 1999 were approximately $1.8 million, or 20% of total operating expenses, including $949,000 in compensation and benefits, $189,000 in professional fees. All increases in expenses were generally attributable to higher levels of operating activities and growth in personnel.

     Interest income of $1.7 million for the nine months ended September 30, 2000 reflects the investment of the net proceeds received upon the closing of our initial public offering in December 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Prior to our initial public offering, our operations were funded primarily through capital investments, advances from our Chairman of the Board, and borrowings under a line of credit. In December 1999, we completed the sale to the public of 5,500,000 shares of the Company's common stock and received proceeds (net of underwriting commissions and expenses of $5.6 million) of approximately $54.9 million. As of September 30, 2000, we had $36.2 million in cash and cash equivalents, $29.4 million in working capital and no debt. As discussed in Note 3 to the financial statements, subsequent to September 30, 2000, UnumProvident Corporation invested $6 million in exchange for 1.3 million shares of newly issued shares of our common stock.

     We anticipate our available cash resources will be sufficient to meet our presently anticipated working capital, capital expenditures, and business expansion requirements for approximately the next 24 months. There can be no assurance that we will not require additional capital prior to the expiration of that 24-month period. Even if such funds are not required, we may seek additional equity or debt financing. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

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

INTEREST RATE AND EQUITY PRICE SENSITIVITY
------------------------------------------

     We are subject to interest rate risk on our short-term investments. We have determined that a 10% move in the current weighted average interest rate of our short-term investments would not have a material effect in our financial position, results of operations and cash flows in the next year.


CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES
------------------------------------------------------------------------

FACTORS RELATED TO OUR BUSINESS

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, OUR BUSINESS PROSPECTS ARE SUBJECT TO A GREAT DEAL OF UNCERTAINTY
-------------------------------------------------------------------------------

     While our product development efforts have been ongoing for the past three years, we began revenue-generating activities in January 1999. This limited history of operating our business means that our business prospects remain subject to a great deal of uncertainty and risks.

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

OUR FUTURE PROFITABILITY IS DEPENDENT, TO A SIGNIFICANT EXTENT, UPON
INCREASED CONSUMER DEMAND FOR ADDITIONAL PRODUCTS, WHICH WE ARE IN THE PROCESS OF DEVELOPING OR MAY DEVELOP IN THE FUTURE
------------------------------------------------------------------------------+

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

IF WE LOSE ONE OR MORE OF OUR MARKETING RELATIONSHIPS, OUR ACCESS TO POTENTIAL CUSTOMERS WOULD DECLINE AND SALES AND REVENUES WOULD SUFFER
---------------------------------------------------------------------

     A substantial majority of all of our programs sold to date have been through mailings sent by banks to their credit card and other customers. If we lose one or more of our marketing relationships with credit card issuers and are unable to replace those relationships with other marketing outlets, our access to potential customers would decline and sales and revenues would suffer.

IF WE ARE NOT ABLE TO ACHIEVE A HIGH LEVEL OF BRAND RECOGNITION AND
CONSUMER DEMAND FOR OUR PROGRAMS, WE WILL NOT ACHIEVE THE LEVEL OF REVENUES WE NEED TO BE PROFITABLE
------------------------------------------------------------------------------

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

THE LOSS OF OUR RELATIONSHIP WITH CHRISTOPHER REEVE TO PROMOTE OUR PROGRAMS COULD SIGNIFICANTLY IMPAIR OUR BRAND RECOGNITION AND, THUS, OUR ABILITY TO SELL OUR PROGRAMS
--------------------------------------------------------------------------------

     The loss of the Christopher Reeve identification with our programs, upon termination of our contract or otherwise, could significantly reduce our ability to sell our programs.

IF WE LOSE OUR RELATIONSHIPS WITH OUR BENEFIT PROVIDERS, WE COULD HAVE DIFFICULTY MEETING DEMAND FOR THE PRODUCTS AND SERVICES INCLUDED IN THE PROGRAMS WE SELL

     We are dependent on the providers of benefits included in our programs. These benefits are provided pursuant to arrangements with Chubb & Son and others that may be terminated on relatively short notice. If we lose these relationships and are unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

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

IF WE DO NOT MANAGE OUR GROWTH EFFECTIVELY, WE WILL NOT BE ABLE TO OPERATE PROFITABLY
-------------------------------------------------------------------------------

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

IF THE PROVIDERS OF THE BENEFITS INCLUDED IN OUR PROGRAMS FAIL TO PROVIDE THOSE BENEFITS, WE COULD BECOME SUBJECT TO LIABILITY CLAIMS BY OUR PROGRAM MEMBERS
------------------------------------------------------------------------------

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

REGULATION OF THE SALE OF INSURANCE OVER THE INTERNET AND OF ELECTRONIC COMMERCE GENERALLY IS UNSETTLED, AND FUTURE LAWS, REGULATIONS AND
INTERPRETATIONS COULD HINDER OUR ABILITY TO OFFER PROGRAMS OVER THE INTERNET
----------------------------------------------------------------------------

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

WE COULD BE SUBJECT TO LEGAL LIABILITY BASED UPON THE INFORMATION ON OUR
WEBSITE
------------------------------------------------------------------------------

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

FACTORS RELATED TO THE INTERNET AND ELECTRONIC COMMERCE

IF WE EXPERIENCE FAILURES OF, OR CAPACITY CONSTRAINTS IN, OUR SYSTEMS OR THE SYSTEMS OF THIRD PARTIES ON WHICH WE RELY, SALES OF OUR PROGRAMS LIKELY WOULD BE REDUCED AND OUR REPUTATION COULD BE DAMAGED
---------------------------------------------------------------------------

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

ITEM 2   CHANGES IN SECURITIES

     On December 14, 1999, the Company's Registration Statement on Form S-1 (File No. 333-83761) was declared effective by the Securities and Exchange Commission. Pursuant to the Registration Statement, 5,500,000 shares of the Company's Common Stock, $0.01 par value, were offered and sold at an offering price of $11.00 per share. The offering was completed on December 17, 1999. The managing underwriters of the offering were Warburg Dillon Read LLC, PaineWebber Incorporated, Prudential Securities Incorporated and SG Cowen Securities Corporation. Refer to Item 5 for information regarding outstanding securities issued to the UnumProvident Corporation.

     The net proceeds to the Company from the sale of the 5,500,000 shares of common stock were approximately $54.9 million after deducting underwriting discounts and offering expenses of approximately $4.2 million and $1.4 million, respectively. As of September 30, 2000, we had used approximately $18.7 million of the net proceeds. Of this amount, approximately $2.9 million was used to repay borrowings under a line of credit and approximately $2.3 million was used to repay a non-interest bearing loan from the Chairman of the Board of the Company. The remainder was used to fund operating activities, in particular those relating to the Company's sales and marketing efforts. The amount of the net proceeds not used as of September 30, 2000 has been invested in short-term, investment grade, and interest bearing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (NOT APPLICABLE)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

      On October 10, 2000, the Company entered into a reciprocal marketing agreement with UnumProvident Corporation ("Unum"). Terms of the agreement include a strategic investment of $6 million by Unum, consisting of 1,302,600 shares of newly issued HealthExtras common stock, in support of this marketing opportunity. As part of the marketing agreement, Unum, a leading provider of group and individual disability insurance, will eventually serve as the exclusive underwriter for several of the HealthExtras products. In connection with such sale, the Company relied upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) of that Act.

     On October 4, 2000, the Board adopted the 2000 HealthExtras Stock Option Plan. The plan provides for the issuance of options for 1 million shares of HealthExtras' common stock. Additionally, the board of directors adopted the 2000 HealthExtras' Board Member Stock Option Plan that provides for the issuance of options for 200,000 shares of HealthExtras' common stock. Both of these plans are subject to shareholder approval.

Paul H. Warren and Julian A.L. Allen have resigned from the Board of Directors.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.                                     Description
-----------       -------------------------------------------------------------
     27.1         Financial Data Schedule (filed herewith)
     99.1         IPM Press Release

2.   REPORTS ON FORM 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 14, 2000          By:  /s/ Thomas L. Blair
                                      -------------------
                                      Thomas L. Blair
                                      Chairman of The Board


Date:  November 14, 2000         By:  /s/ David T. Blair
                                      ------------------
                                      David T. Blair
                                      Chief Executive Officer and Director


Date:  November 14, 2000         By:  /s/ Michael P. Donovan
                                      ----------------------
                                      Michael P. Donovan
                                      Chief Financial Officer and
                                      Chief Accounting Officer