Form 10-K
period 2000-12-31
HEALTHEXTRAS INC
filed 2001-04-02
CIK 1090403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER 0-31014

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ( __ )


The number of shares of Common Stock, par value $.01 per share, outstanding on March 26, 2001 was 29,186,157. As of March 26, 2001, assuming as fair value the last sale price of $5.09 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $43.0 million.

                      DOCUMENTS INCORPORATED BY REFERENCE:
The Company's Proxy Statement for its annual meeting of stockholders to be held in June, 2001, a definitive copy of which will be filed within 120 days of December 31, 2000, is incorporated by reference in Part III of this Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----

PART I

     Item 1.     Business...............................................3
     Item 2.     Properties.............................................8
     Item 3.     Legal Proceedings......................................8
     Item 4.     Submission of Matters for a Vote of
                 Security Holders.......................................8

PART II

     Item 5.     Market for Registrant's Common Equity and
                 Related Stockholder Matters............................9
     Item 6.     Selected Financial Data...............................10
     Item 7.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........11
     Item 7A     Quantitative and Qualitative Disclosures
                 About Market Risk.....................................22
     Item 8.     Financial Statements and Supplementary Data...........22
     Item 9.     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure................22

PART III

     Item 10.    Directors and Executive Officers of the
                 Registrant............................................23
     Item 11.    Executive Compensation................................23
     Item 12.    Security Ownership of Certain Beneficial
                 Owners and Management.................................23
     Item 13.    Certain Relationships and Related Transactions........23

PART IV

     Item 14.    Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K...............................24

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

                                     PART 1

ITEM 1.  BUSINESS
- -----------------

    OVERVIEW

         HealthExtras, Inc. (the "Company" or "HealthExtras") is a leading provider of health and disability programs, that utilizes a variety of direct marketing channels to offer individuals, small businesses and employer groups customizable and affordable health and disability insurance programs. The Company has strategic relationships with nationally recognized insurance underwriters, and its marketing partners include many of the nation's largest financial institutions, along with leading affinity groups, associations, and Internet companies. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote its programs.

         We have contracted with insurance companies to underwrite the insurance components of our programs. As a result, we do not assume any insurance underwriting risk. The financial responsibility for the payment of claims resulting from a qualifying disability, or other event covered by the insurance features of our programs, is borne by third-party insurers. All of the insurance and service features included in our membership programs are supplied by outside vendors. As of December 31, 2000, we have enrolled over 450,000 program members.

    ACQUISITION OF INTERNATIONAL PHARMACY MANAGEMENT, INC.

         Effective November 1, 2000 the Company acquired control of International Pharmacy Management, Inc. ("IPM"). The acquisition is intended to accelerate our introduction of pharmacy benefits to individual and small business customers. Prescription drug costs continue to grow rapidly, reflecting both increased drug utilization and price inflation. These factors should contribute to an increasing opportunity to market cost effective programs to underserved market segments. IPM has developed and begun to market insurance products, underwritten like the Company's other products by third parties, to small employer groups. These prescription drug programs are reasonably priced compared to full service drug benefits and generally provide significant coverage for generic drugs, a contribution to the cost of brand drugs and a point of sale discount feature for the non-covered portion of the prescription.

         We believe that there will be a growing market for pharmacy benefits including potentially significant opportunities with Medicare eligibles. Pharmacy programs are attractive because the discount pricing and benefit administration are highly automated and reliable at the point of sale. The refinement and distribution of pharmacy benefits and services will be a major focus of our revenue growth strategy in the future. We believe this growth will be driven by traditional pharmacy benefit administration services marketed to employer groups as well as more direct consumer and small business offerings.

         The significant majority of IPM's current revenues are derived from pharmacy benefit management services marketed to health plan sponsors, including self-insured employers. These services allow customers to manage costs and to better understand the effect of pharmaceutical utilization on their membership. IPM's pharmacy benefit management products and services include plan design, administration of a network of over 50,000 retail pharmacies, electronic point-of-sale claims processing, mail order pharmacy services, formulary administration/management and other services.

    BUSINESS STRATEGY

         We are a multi-channel direct seller of health and disability benefit programs. In addition to traditional distribution channels, the Internet represents a more cost-effective marketing and operating platform for our business which can eliminate a significant percentage of the costs associated with commission-driven distribution systems. Accordingly, the Internet enhances our ability to provide access to affordable health and disability benefit programs. Elements of our strategy include:

    Become a Recognized Leader In The Online Sale of Health and Disability Benefit Programs.

         We are moving aggressively to capture a significant share of the Internet segment of the health and disability market. We are positioned to promote membership features of HealthExtras, including health and disability benefits that historically have been relatively uneconomic to offer to consumers through traditional, commission-driven distribution channels. By leveraging our membership base to obtain group rates, we are able to offer benefits to members at a cost which we believe is less than they would have to pay individually for comparable benefits.

    Promote  HealthExtras  as the  National  Brand  for  Health  and  Disability
Benefits.

         Through our exclusive association with Christopher Reeve, we have the opportunity to achieve recognizable brand identity for our membership programs. We intend to continue to expand our brand marketing through the selective use of the Internet, television, radio, and print activities.

    Develop Strategic Marketing Relationships.

        We have established strategic marketing relationships with many of the nation's largest credit card issuing banks for access to their customers. We have entered into marketing programs with selected Internet portals, insurance-related websites, and other websites with attractive demographic profiles. We have also entered into agreements with national insurance companies and direct insurance marketers to expand the distribution of our products.

    Continue to Develop and Arrange for the Sale of Additional Innovative Health and Disability Programs to Members.

        We are continuing to develop an expanded list of insurance and service options for inclusion in our membership programs. These additional products would provide flexibility in coverage amounts to our program members and address additional insurance needs. Specifically, our recent acquisition of Internal Pharmacy Management, Inc. should accelerate our introduction of consumer prescription drug benefits.

    STRATEGIC MARKETING RELATIONSHIPS

         We have established strategic marketing relationships with many of the nation's largest credit card issuing banks as well as leading direct marketers of insurance products for access to their customers. These partners are assisting us in establishing brand name recognition and driving traffic to our website with their installed bases of customers, which we estimate represent more than 70 million households. In addition, we have established marketing relationships with selected Internet content sites. These relationships drive traffic to our website and increase our brand name recognition.

        These  arrangements  provide for various marketing  initiatives,
including,    telemarketing,    statement   inserts,   statement   messages,
direct-response television, banner placements and e-mail. These communications feature Christopher Reeve, provide information about HealthExtras benefit programs and promote our website. In addition, our marketing partners may establish links from their websites to the HealthExtras website. HealthExtras compensates these partners based principally on a commission basis for the benefit programs purchased in response to these communications.

         Under the contracts that govern our relationships with our partners, they have the right to review and approve all marketing materials and to determine whether to market to customers. In general, HealthExtras pays for the marketing material used and generally compensates our marketing partners based on the purchases of HealthExtras benefit programs by their customers.

        The contracts are typically for a term of 12 months, with automatic annual renewal unless cancelled upon written notice 30 or 90 days prior to an anniversary date. Some contracts also provide for termination by either party without cause upon 30 or 90 days prior written notice.

        Christopher Reeve has entered into an exclusive agreement to assist HealthExtras in developing products, making consumers aware of various catastrophic events that could threaten their families' security and promoting the HealthExtras brand. Mr. Reeve appears in a number of television, radio and print advertisements to promote HealthExtras programs and our website. We have an agreement with Cambria Productions, Inc. f/s/o Christopher Reeve, which had an initial three-year term from July 8, 1997. This agreement has been extended through June of 2005 with renewal provisions through 2010.

    PRODUCTS OFFERED

         Through membership in a HealthExtras program, participants have access to various combinations of health and disability benefits. Further, we seek to provide flexibility for members to customize the package of benefits included in their HealthExtras program to meet their individual needs. HealthExtras does not assume any underwriting risks for the benefits included in its programs. The principal benefits, which can be obtained through membership in HealthExtras, include:

         *   Catastrophic accidental disability
         *   Short-term income replacement
         *   Pharmacy benefits
         *   Accidental death and disability

         The significant majority of HealthExtras' revenue and membership to date is based on purchases of the catastrophic disability product.

    OTHER STRATEGIC RELATIONSHIPS

         Reliance National Insurance Company

         During 2000, HealthExtras was required to discontinue its relationship with Reliance National Insurance Company ("Reliance"). Reliance had been HealthExtras' primary underwriting partner and had issued insurance coverage for our catastrophic disability, organ transplant and excess medical programs. In general, our marketing partners require that our insurance underwriters maintain an A.M. Best claims paying rating of A-minus or better as a condition for marketing to their customers. When Reliance's rating was reduced and remained below this minimum standard we began the process of transitioning our members to other carriers; and in the case of the excess medical and organ transplant programs to termination of coverage. Effective September 1, 2000, we had successfully implemented these changes with a minimum of disruption or loss of business.

         United Payors & United Providers, Inc. (Now BCE Emergis Corporation)

    NETWORK ACCESS

         We continue to maintain a royalty agreement with BCE Emergis Corporation ("BCE"), formerly United Payors & United Providers, Inc., which provides us the ability to market access to their national network of hospitals, physicians, and other medical providers in conjunction with our health care products. Because Reliance was the sole underwriter of the insurance components of these programs, the termination of that relationship resulted in a complete loss of membership in programs to which the royalty was applicable. We are currently investigating alternative underwriting relationships and plan to reintroduce comparable programs as quickly as possible.

    ADMINISTRATIVE SERVICES

         During 2000, the Company significantly reduced its reliance on BCE for personnel, information systems, and facilities support. Currently, HealthExtras subleases our office space and, through a utilization-based
contract,   accesses   certain   shared   technology   systems,   including  the
communications grid.

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

         We potentially face competition from unanticipated alternatives to our benefit programs from a number of large Internet companies and services that have expertise in developing online commerce and in facilitating Internet traffic, including America Online, Microsoft and Yahoo. These potential competitors could choose to compete with us directly or indirectly through affiliations with insurers, insurance agents and brokers and other electronic commerce companies. Other large companies with strong brand recognition, technical expertise and experience in Internet commerce could also seek to compete with us. Competition from these and other sources could harm our business, results of operations and financial condition.

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

         As we expand pharmacy offerings, we will face additional industry specific competition. Competitors in this industry include other pharmacy benefit management companies, drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. Pharmacy benefit management companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, the competitors listed above are large, profitable and well-established companies with substantially greater financial and marketing resources than our own.


    REGULATION

         Since the HealthExtras programs include insurance benefits, distribution of our programs must satisfy applicable legal requirements relating, among other things, to policy form and rate approvals, the licensing laws for insurance agents and insurance brokers, and the satisfaction by a HealthExtras member who receives the insurance benefit of requisite criteria, for example being a resident of a state which has approved the insurance policy. We believe we satisfy applicable requirements. The underwriter of the insurance benefits included in HealthExtras programs is responsible for obtaining regulatory approvals for those benefits. Independent licensed insurance agencies are responsible for the solicitation of insurance benefits involved in HealthExtras programs.

        Complex  laws,  rules  and  regulations  of  each of the 50  states  and
the  District  of  Columbia   pertaining  to  insurance  impose  strict  and
substantial requirements on insurance coverage sold to consumers and businesses. These factors are also relevant to insured pharmacy programs marketed by HealthExtrasRx and underwritten by third-party insurers. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. Each jurisdiction's insurance regulator typically has the power, among other things, to:

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

         One of the means by which the Company markets its programs is telemarketing, which it generally outsourced to third parties. Telemarketing has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. For example such regulation limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. Some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the shared responsibility of the Company, its sub-contractors and its marketing partners.

    EMPLOYEES

         As of December 31, 2000, we had 78 personnel whose services are devoted full time to HealthExtras or IPM. We have never had a work stoppage. A collective bargaining unit does not represent our personnel. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.


ITEM 2.  PROPERTIES
- -------------------

         Our primary executive, administrative and operating offices are located in approximately 19,700 square feet of office space in Rockville, Maryland under a sublease that expires on March 31, 2004. Additionally, IPM's executive, administrative, and operating offices consist of approximately 6,800 square feet of office space in Birmingham, Alabama under a lease that expires on March 31, 2003. We believe that our office space is adequate for our existing needs and that suitable additional space on commercially reasonable terms will be available as required.


ITEM 3.  LEGAL PROCEEDINGS
- --------------------------

         From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such legal proceedings and claims could include claims of alleged infringement of third party intellectual property rights, notices from state regulators that we may have violated state regulations, and employment related disputes. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, significantly harm our business, financial condition or results of operations in any material respect.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- ------------------------------------------------------------------------------

         The common stock has been quoted on the Nasdaq National Market under the symbol "HLEX" since the Company's initial public offering on December
14, 1999. The following table sets forth for the period indicated the high and low sales prices for the common stock:

                                                       High              Low
1999
- ----
December 14 - December 31...................         $ 12.38           $  7.38

2000
- ----
First quarter...............................         $ 11.97           $  3.88
Second quarter..............................         $  6.13           $  3.31
Third quarter...............................         $  6.06           $  2.50
Fourth quarter..............................         $  6.00           $  2.38

2001
- ----
First quarter (through March 26, 2001)......         $  6.44           $  3.25


         On March 26, 2001 the last closing sale price of the common stock, as reported by the Nasdaq National Market was $5.09 per share. As of March 26, 2001, the Company had approximately 2,211 stockholders of record. The Company did not pay any cash dividends in 2000 and has no plans to do so in the foreseeable future.

         In connection with the establishment of the strategic relationship with UnumProvident Corporation, discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation", on October 10, 2000 the Company sold 1,302,600 shares of its common stock for net proceeds of $5,862,000 to an affiliate of UnumProvident. This sale was made in a private transaction in reliance upon the exemption from the registration requirements of the Securities Act of 1933 afforded by Section 4(2) of that Act. In connection with this sale, the Company entered into agreements related to registration rights and certain restrictions on transfers of the shares for two years.

         In connection with the establishment of a marketing relationship with J.C. Penney Life Insurance Company, the Company entered into a Warrant Agreement which could require the Company to issue to J.C. Penney warrants to purchase up to a maximum aggregate of 4.2 million shares of common stock at exercise prices ranging from $5.21 to $15.63 per share. Issuances of warrants is dependent upon specific annualized thresholds of revenue attributable to the marketing relationship, to be measured for the tweleve-month periods ending June 30, 2001, 2002 and 2003 and such revenue as a percentage of Company revenue for 2001 and 2002.

         The net  proceeds to the Company  from the December 17, 19999 initial
public offering of the 5,500,000 shares of  common  stock  were   approximately
$54.9 million after deducting  underwriting discounts and offering expenses of approximately $4.2 million and $1.4 million, respectively. As of December 31, 2000, we had used approximately $26.0 million of the net proceeds. Of this amount, approximately $2.9 million was used to repay borrowings under a line of credit and approximately $2.3 million was used to repay a non-interest bearing loan from the Chairman of the Board of the Company. Approximately $7.5 million was used for the acquisition of International Pharmacy Management, Inc. The remainder was used to fund operating activities, in particular those relating to the Company's sales and marketing efforts. The amount of the net proceeds not used as of December 31, 2000 has been invested in short-term, investment grade, and interest bearing securities.
                                       9

ITEM 6.  SELECTED FINANCIAL DATA
- --------------------------------
(In thousands except per share data)

         The following selected financial data has been derived from the audited financial statements of the Company and its predecessor companies.
The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements, including notes thereto.


                                          For the Period
                                         October 23, 1996
                                             (date of
                                          inception) to             For the Years Ended December 31,
                                                                    --------------------------------
                                           December 31,
                                               1996            1997         1998           1999            2000
                                               ----            ----         ----           ----            ----

Statement of Operations Data:
Revenue...............................  $        --      $        --   $        --   $       5,327      $   44,178

Direct expenses.......................           --               --            --           3,096          24,303
Product development and
     marketing........................          810            3,380         4,936          10,331          31,211
General and administrative............          146            1,306         1,598           2,996           8,458
                                            --------           -----         -----        --------      ----------


Operating loss........................         (956)          (4,686)       (6,534)        (11,096)       (19,794)
Interest income (expense), net........           --             (556)         (110)           (351)          2,069
Other income (expense), net...........           (5)             589            --             (73)            499
                                           ---------        --------     ----------   -------------     ----------

Net loss..............................  $      (961)      $   (4,653)   $   (6,644)  $     (11,520)     $  (17,226)
                                        ============      ===========   ===========   =============     ===========

Basic and diluted net loss per share.   $        --      $        --   $        --   $       (0.56)          (0.62)
Weighted average shares of
     common stock outstanding.........           --               --            --          20,588          28,010

Pro forma basic and diluted net loss .  $     (0.05)      $    (0.26)   $    (0.38)   $         --      $       --
     per share (1)....................
Pro forma weighted average shares of
     common stock outstanding (1).....       17,680           17,680        17,680              --              --




                                                                 December 31,
                                             ----------------------------------------------------------
                                             1996          1997          1998           1999              2000
                                             ----          ----          ----           ----              ----
Balance Sheet Data:
Cash and cash equivalents...........    $    3,526    $    9,651     $     219      $      46,971   $      28,921
Total assets........................         4,226        12,710         4,608             53,662          52,044
Total liabilities...................           188         7,770         5,531              6,298          15,806
Total stockholders' (members') equity
(deficit)...........................         4,038         4,940         (923)             47,364          36,239

    --------------
(1) Reflects the formation of HealthExtras, Inc. and the Reorganization as if those events had taken place at the beginning of the period, except that no effect is given to the investment by Capital Z Healthcare Holding Corp. in HealthExtras prior to May 27, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ----------------------------------------------------------------------------

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

OVERVIEW

         We expect to generate a significant portion of our revenue from the sale of membership programs which provide disability benefits. While product development has been ongoing for the past several years, we began revenue-generating activities in January 1999. Prior to that time, we were a development stage enterprise, which designed and test marketed various benefit combinations. To date, we have primarily focused on the distribution of our membership programs to our business partners' customers and building recognition of our program brand. Christopher Reeve is featured prominently in our online, television and print marketing campaigns to build brand awareness. Our objective is to affect a growing portion of our program distributions over the Internet.

         We  believe  our  consumer  research  and  marketing  efforts  have given us valuable insight into the consumer perceptions and preferences regarding the value and limitations of prevailing insurance products. Accordingly, we believe that our programs are well positioned to address the needs of our targeted market segments. As of December 31, 2000, more than 450,000 members had enrolled in our programs.

         Revenue  is  generated  by  payments  for  program  benefits.   The
primary determinant of HealthExtras' revenue recognition is monthly program enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. As of December 31, 2000, initial revenue was deferred for approximately 75,000 program members.

         Direct expenses consist principally of marketing and processing fees and the cost of benefits provided to program members. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. HealthExtras frequently maintains a prepaid expense balance with respect to the features of its programs supplied by others. Where amounts are prepaid, direct expense is recognized based on the actual membership levels in each program. These prepaid amounts were $731,800 and $682,300 at December 31, 1999 and December 31, 2000, respectively. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment trends will allow the balance at December 31, 2000 to be fully utilized prior to expiration.

         Our limited history makes it difficult to evaluate our business and prospects. We have incurred substantial operating losses since our inception, and we intend to incur ongoing marketing and brand development expenses over the next several years. We anticipate that our operating losses will continue in the near term. There can be no assurance that we will generate significant revenues or profitability in the future.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         HealthExtras incurred an operating loss of $19.8 million for the year ended December 31 2000, consisting of a $19.7 million loss from the Company's core operations, and a $100,000 loss associated with IPM operations. Revenue of $44.2 million consisted of program member payments earned during the period of $39.3 million and sales revenue for 2000 generated by IPM's pharmacy benefit management services of $4.9 million from the acquisition date of November 1, 2000. Cash collections for program enrollments for the year ended December 31, 2000 totaled $38.8 million. HealthExtras incurred an operating loss of $11.1 million for the year ended December 31, 1999. Revenue of $5.3 million consisted of annual program member payments earned during the period. Cash collections for program enrollments through December 31, 1999 totaled $10.5 million. The increase in revenue and program receipts was primarily attributable to the net growth in our membership during the year ended December 31, 2000.

        Operating expenses for the year ended December 31, 2000 totaled $64.0 million. Direct expenses of $24.3 million, consisted of $19.8 million in costs for benefits included in our programs and fees payable to our distribution partners and $4.5 million in direct costs associated with IPM operations. These direct expenses represented 38% of operating expenses for the period. For the year ended December 31, 2000, HealthExtras incurred $31.2 million in product development and marketing expenses, or 49% of total operating expenses, $1.2 million of which was for the continuing creative development of promotional sales materials, $4.9 million for media production, including television, radio, Internet and print advertisements, $21.2 million for media distribution, $1.1 million in product endorsement costs, and $2.8 million in market research, product development, and other marketing-related expenses. General and administrative expenses for the year totaled $8.5 million or 13% of total operating expenses, $8.0 million of which was attributable to the Company's core operations and approximately $448,000 was associated with IPM operations. These expenses included $4.2 million in compensation and benefits, $653,000 in professional fees, $467,000 in facility costs, $308,000 in telephone and software costs, $380,000 in other personnel costs, $274,000 in travel expenses, and $702,000 in depreciation and amortization. Interest income for the period was approximately $2.1 million.

        Total operating expenses for the year ended December 31, 1999 totaled $16.4 million. Direct expenses of $3.1 million consisted of the cost of obtaining the benefits included in our programs, and marketing and other fees payable to our distribution partners. These direct expenses represented 19% of operating expenses for the year. For the year ended December 31, 1999, HealthExtras incurred $10.3 million in product development and marketing expenses, or 63% of total operating expense, $4.3 million of which was incurred for the continuing creative development of promotional and sales materials, including television and print advertisements, and $1.1 million of which was product endorsement costs. Media production expenses totaled $5.1 million for print and Internet advertisement production and distribution. General and administrative expenses for the year totaled $3.0 million or 18% of total operating expenses. These expenses included $1.7 million in compensation and benefits and $205,000 in professional services. Interest expense totaled $350,000. The increase in operating expenses was attributable to the net growth in our membership as well as expanded product development and marketing for the year ended December 31, 200.

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

        HealthExtras incurred an operating loss of $11.1 million for the year ended December 31, 1999. Revenue of $5.3 million in 1999 consisted of annual program member payments earned during the period. Cash collections for program enrollments through December 31, 1999 totaled $10.5 million. There was no revenue in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

        In October 2000 we issued 1,302,600 shares of our common stock to an affiliate of UnumProvident in exchange for net proceeds of $5,862,000. This sale was completed in connection with a strategic relationship intended to accelerate and assist our development and introduction of UnumProvident's broad and attractive array of insurance products into our programs. This relationship will also allow us to collaborate on the use of the Internet to facilitate product distribution in the workplace market and establish a distribution platform with product offerings for individual consumers and small businesses not well served by traditional insurance distribution channels. Pursuant to this and related agreements, UnumProvident will be the preferred underwriter for various HealthExtras products.

         HealthExtras is using the proceeds from this private placement to implement jointly developed marketing initiatives with respect to current and planned disability, life, accidental death and disability, and long-term care products. The implementation plans will include the establishment of channel specific teams to address consumer and small business initiatives with financial institutions, associations, affinity groups and other membership organizations through direct mail, Internet, inserts, telemarketing, e-mails and other direct consumer marketing.

         In December 1999, we completed the sale to the public of 5,500,000 shares of the Company's common stock and received proceeds (net of underwriting commissions and expenses of $5.6 million) of approximately $54.9 million. As of December 31, 2000, we had $28.9 million in cash and cash equivalents, $21.4 million in working capital and no debt.

         The primary commitment of our capital resources is to fund expenditures relating to marketing and brand development we intend to incur over the next several years and to fund the operating losses we anticipate in the near term. We also will continue to selectively evaluate acquisition opportunities.

         We currently anticipate our available cash resources will be sufficient to meet our planned working capital, capital expenditures and business expansion requirements for approximately the next 24 months. There can be no assurance that we will not require additional capital prior to the expiration of that 24-month period. Even if such funds are not required, we may seek additional equity or debt financing. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

RECENT ACCOUNTING PRONOUNCEMENTS

        The U. S. Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements" during the year ended December 31, 2000. SAB No. 101, as amended, became effective during the year ended December 31, 2000 and did not have a significant impact on the Company's financial position or results of operation.

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

    If the sale of our membership programs over the Internet does not achieve widespread consumer acceptance, we may never achieve profitability

         To date, we primarily have promoted our membership programs through mailings to credit card or other customers of banks and other entities. However, we intend to significantly increase the distribution of our programs over the Internet. Thus, our future profitability is dependent in large part on our ability to achieve widespread consumer acceptance of purchasing our programs over the Internet. The development of an online market for programs, such as those we offer, has only recently begun, is rapidly evolving and likely will be characterized by an increasing number of market entrants. Therefore, there is significant uncertainty with respect to the viability and growth potential of this market

         There can be no assurance that an online market for our programs will develop or that consumers will significantly increase their use of the Internet for obtaining the types of products and services included in the programs that we sell. If an online market for these products fails to develop, or develops more slowly than we expect, or if our programs do not achieve widespread market acceptance, the prospects for our achieving profitable operations will be significantly reduced.

    If we lose one or more of our marketing relationships, our access to potential customers would decline and sales and revenues would suffer

         A significant majority of all of our program sales is attributable to two marketing partner relationships. If we lose one or more of these marketing relationships and are unable to replace them with other marketing outlets, our access to potential customers would decline and sales and revenue would suffer.

    Our membership growth is increasingly dependent on telemarketing

        A  significant   percentage  of  our  membership   growth  during  2000
was attributable to telemarketing sales. These sales involve a much higher percentage of monthly rather than annual sales than was our previous experience. The combination of these factors is likely to result in higher initial cancellation rates and reduced enrollment persistency.

    Our pharmacy benefit management operations face significant competition

         The pharmacy benefit management industry is relatively consolidated and dominated by large companies with significant resources. Many of the large pharmacy benefit management companies are owned by large companies, including pharmaceutical manufacturers, which can provide them with significant purchasing power and other advantages, which we do not have. Competitors in this industry include other pharmacy benefit management companies, drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. Pharmacy benefit management companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, the competitors referenced above are large, profitable and well-established companies with substantially greater financial and marketing resources than our resources.

    Our pharmacy benefit management business relies on real-time management information systems

         IPM operates an electronic network connecting approximately 50,000 retail pharmacies to process third-party claims. The systems that IPM utilizes are provided by a third-party. Because claims are adjudicated in real time, systems availability and reliability are key to meeting IPM customers' service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. IPM depends on third-party proprietary software to perform all of its automated transaction processing. While IPM has not experienced significant or detrimental service interruptions, and has significant back-up database capability, there can be no assurance that the business will not be harmed by these service interruptions.

    If we are not able to achieve a high level of brand recognition and consumer demand for our programs, we will not achieve the level of revenues we need to be profitable

         There are a growing number of resources that offer consumers access to information regarding insurance coverage alternatives and product pricing. Our programs may be considered to compete with these and other distribution channels for insurance products. We believe that broader recognition of the HealthExtras brand and increased consumer demand for our programs are essential to our future success. To attempt to achieve that recognition and demand, we intend to continue to pursue an aggressive brand-enhancement strategy consisting of our traditional print advertising, as well as national radio and television advertising, online marketing and promotional efforts. This effort will require significantly greater expenditures than we have been able to make to date. If these expenditures do not result in a sufficient increase in revenues, we will not achieve profitability.

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

    If we lose our relationships with our benefit providers, we could have difficulty meeting demand for the products and services included in the programs we sell

         We are dependent on the providers of benefits included in our programs. These benefits are provided pursuant to arrangements with Unum Life Insurance Company of America, The Chubb Group of Insurance Companies, Zurich American Insurance Company and others that may be terminated on relatively short notice. If we lose these relationships and are unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

    We may experience significant fluctuations in our quarterly results of operations, which will make it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in our stock price

         Our quarterly expenses have fluctuated significantly in the past, and we expect our quarterly revenues and expenses to continue to fluctuate significantly in the future. The causes for fluctuations could include, among other factors:

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

         FACTORS RELATED TO REGULATION

    If we fail to comply with all of the various and complex laws and regulations governing our products and marketing techniques, we could be subject to fines, additional licensing requirements or the inability to market in particular jurisdictions

         Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance impose strict and substantial requirements on insurance coverage sold to consumers and businesses. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. The underwriter of the insurance benefits included in HealthExtras programs is responsible for obtaining and maintaining regulatory approvals for those benefits. If the appropriate regulatory approvals for the insurance benefits included in our programs are not maintained, we would have to stop including those benefits. An independent licensed insurance agency is responsible for the solicitation of insurance benefits involved in HealthExtras programs. Each jurisdiction's insurance regulator typically has the power, among other things, to:

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

         One of the means by which the Company markets its programs is telemarketing, which it generally outsourced to third parties. Telemarketing has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. For example such regulation limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. Some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the shared responsibility of the Company, its sub-contractors and its marketing partners. The Company maintains operational controls to ensure that its marketing practices conform with applicable state and federal regulations.

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

    Our pharmacy benefit management business must comply with a range of State and Federal regulatory requirements

         Various forms of legislation and government regulations affect or could affect providers of pharmacy benefit management services. Among the most prominent forms of such regulation are the following:

         Open  Network  Legislation.   Numerous  states  have  adopted  "any
willing provider" legislation, which requires pharmacy network sponsors to admit for network participation any retail pharmacy willing to meet a healthcare plan's price and other terms.

         Anti-Remuneration Legislation. "Anti-kickback" statutes at the federal and state level prohibit an entity from paying or receiving any compensation to induce the referral of healthcare plan beneficiaries or the purchase of items or services for which payment may be made under such healthcare plans. Additionally, state and federal regulations have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical switching programs. To our knowledge, these laws have not been applied to prohibit pharmacy benefit management companies from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to prohibit therapeutic substitution programs conducted by independent pharmacy benefit management companies, or to prohibit contractual relationships such a we have regarding these types of programs.

         Patient Choice. Some states have enacted legislation that prohibits the plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to the pharmacy benefit. Legislation has been introduced in some states to prohibit or restrict therapeutic substitution, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers, such as HMOs and health insurers. If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management and consequently make our services less attractive.

         Consumer Protection Legislation. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. We believe that our contractual relationships with drug manufacturers and retail pharmacies do not include the features that were viewed by adversely by enforcement authorities. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

         Licensure. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators and utilization review organizations. These laws differ significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers is often unclear. We have registered under such laws in those states in which we have concluded such registration is required.

         Confidential Information. Most of our activities involve the receipt or use by us of confidential, medical information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, we use aggregated population data for research and analysis purposes. Legislation has been proposed at the federal level and in several states to restrict the use and disclosure of confidential medical information the enactment of such legislation could require significant changes to a our business operations.

         Licensure. Our mail service pharmacy is duly licensed and in good standing, in accordance with the laws and regulations of the State of Alabama.

         Other Regulation. Many of the states into which we deliver pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located. We have registered in every state in which, to our knowledge, such registration is required. Other statutes and regulations impact our mail service operations. Federal statutes and regulations govern the labeling, packaging, transportation, delivery, advertising and adulteration of prescription drugs and the dispensing of controlled substances.

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

ITEM 7A. QUANTITATIVE  AND  QUALITATIVE   DISCLOSURES  ABOUT  MARKET  RISK
- ----------------------------------------------------------------------------
         (Included in Management's Discussion and Analysis of Financial Condition and Results of Operations)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ----------------------------------------------------

         Our audited Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-17, attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE
- -----------------------------------------------------------------------------

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------

         Information required under this item is contained in the section entitled "Executive Officers and Directors" in our 2000 Proxy Statement and
is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------

         Information  required under this item is contained in the sections
entitled "Directors   Compensation"  and  "Executive  Compensation"  in our 2000
Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- -----------------------------------------------------------------------

         Information required under this item is contained in the section entitled "Stock Ownership" in our 2000 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------

         Information required under this item is contained in the section entitled "Certain Transactions" in our 1999 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

         (a) Documents filed as part of this report

             (1)    Financial Statements
                    Report of Independent Accountants
                    Balance Sheets as of December 31, 1999 and 2000
                    Statements of Operations and Comprehensive Loss for the
                      years ended December 31, 1998, 1999 and 2000
                    Statements of Stockholders' (Members') Equity (Deficit) for
                      the years ended December 31, 1998 1999 and 2000
                    Statements of Cash Flows for the years ended December 31,
                      1998, 1999 and 2000 Notes to Financial Statements

             (2) All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Company's financial statements or notes thereto.

         (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated November 12, 2000 reporting items in connection with the Securities Purchase Agreement entered into by the Company.

         (c) Exhibits

         The following exhibits are filed as part of this report unless noted otherwise:

    Exhibit No.                Description
- ---------------     -----------------------------------------------------------

    2.1             Form of Reorganization Agreement by and among HealthExtras,
                    Inc., HealthExtras, LLC and Capital Z Healthcare Holding
                    Corp (1)
    3.1(a)          Certificate of Incorporation of HealthExtras, Inc (1)
    3.1(b)          Form of Amended and Restated Certificate of Incorporation
                    (1)
    3.2             Bylaws of HealthExtras, Inc. (1)
    4.1             Specimen Stock Certificate of HealthExtras, Inc.
    4.2             Form of Stockholders' Agreement (1)
    10.1            Form of Employment Agreement between HealthExtras, Inc. and
                    David T. Blair (1)
    10.2            Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
    10.3            Program Administrator's Agreement by and between
                    HealthExtras LLC and Reliance National Insurance Company (1)
    10.4            Agreement between United Payors & United Providers, Inc. and
                    HealthExtras, Inc.
    10.5            Agreement by and between United Payors & United Providers,
                    Inc. and HealthExtras, LLC. re: network access(1)
    10.6            Agreement by and between Cambria Productions, Inc. f/s/o
                    Christopher Reeve and HealthExtras, Inc. (1) (2)
    10.7            Indemnification Agreement (1)
    10.8            Sublease Agreement by and between United Payors & United
                    Providers, Inc. and HealthExtras, Inc.
    10.9            Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
    10.10           Form of Registration Rights Agreement (1)
    10.11           Securities Purchase Agreement by and among HealthExtras,
                    Inc., as the Purchaser, and TD Javelin Capital Fund, L.P.,
                    Meriken Nominees, LTD, et. al, as the Sellers (3)
    10.12           Form of HealthExtras, Inc. 2000 Stock Option Plan (filed
                    herewith)
    10.13           Form of HealthExtras, Inc. 2000 Directors' Stock Option Plan
                    (filed herewith)
    10.14           Warrant Agreement by and among HealthExtras, Inc. and J.C.
                    Penney Life Insurance Company (filed herewith)
    10.15           Amended Agreement by and between Cambria Productions, Inc.
                    f/s/o Christopher Reeve and HealthExtras, Inc. (filed
                    herewith)
    27.1            Financial Data Schedule

- --------------
(1)  Incorporated  herein by reference  into this  document from the Exhibits to
     the  Form  S-1  Registration  Statement,   as  amended,   Registration  No.
     333-83761, initially filed on July 26, 1999.
(2)  Confidential  treatment  requested for portion of agreement  pursuant to
     Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(3) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      HEALTHEXTRAS, INC.


Date April 2, 2001                     By:  /s/ David T. Blair
                                           -------------------------------
                                           David T. Blair
                                           Chief Executive Officer and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date April 2, 2001                    By:  /s/ Thomas L. Blair
                                           -------------------------------
                                           Thomas L. Blair
                                           Chairman of The Board


Date April 2, 2001                    By:  /s/ David T. Blair
                                           -------------------------------
                                           David T. Blair
                                           Chief Executive Officer and Director


Date April 2, 2001                    By:  /s/ Michael P. Donovan
                                           -------------------------------
                                           Michael P. Donovan
                                           Chief Financial Officer and
                                           Chief Accounting Officer


Date April 2, 2001                    By:  /s/  Edward S. Civera
                                           -------------------------------
                                           Edward S. Civera
                                           Director


Date April 2, 2001                    By:  /s/ Bette B. Anderson
                                           -------------------------------
                                           Bette B. Anderson
                                           Director


Date April 2, 2001                    By:  /s/ William E. Brock
                                           -------------------------------
                                           William E. Brock
                                           Director


Date April 2, 2001                    By:  /s/ Thomas J. Graf
                                           -------------------------------
                                           Thomas J. Graf
                                           Director

Date April 2, 2001                    By:  /s/ Julia M. Lawler
                                           -------------------------------
                                           Julia M. Lawler
                                           Director


Date April 2, 2001                    By:  /s/ Karen E. Shaff
                                           -------------------------------
                                           Karen E. Shaff
                                           Director

Date April 2, 2001                    By:  /s/ Frederick H. Graefe
                                           -------------------------------
                                           Frederick H. Graefe
                                           Director

                        Report of Independent Accountants

To the Board of Directors and Stockholders of HealthExtras, Inc.:

    In our opinion, the accompanying consolidated balance sheets, and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' (members') equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of HealthExtras, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP






McLean, Virginia
February 21, 2001

                               HealthExtras, Inc.
                          Consolidated Balance Sheets


                                                  December 31,    December 31,
                                                      1999            2000
                                                  -----------     ------------
ASSETS
Current assets:
  Cash and cash equivalents ...................  $ 46,971,106    $ 28,921,312
  Marketable securities of a related party ....       664,984              --
  Accounts receivable, net of allowance for ...        62,795       3,799,270
      doubtful accounts of $453,954 in 2000
  Deferred charges:
    Direct ....................................     1,203,854       3,050,603
    Marketing and promotion ...................     2,316,491         508,447
  Other current assets ........................       240,153         731,061
                                                 ------------    ------------
      Total current assets ....................    51,459,383      37,010,693
Fixed assets, net .............................     1,904,847       4,588,153
Goodwill, net of accumulated amortization
      of $102,473 in 2000 .....................            --       9,120,104
Other assets ..................................       297,853       1,325,156
                                                 ------------    ------------
      Total assets ............................  $ 53,662,083    $ 52,044,106
                                                 ============    ============

LIABILITIES & Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses .......  $  1,060,777    $  7,555,031
  Purchase consideration due for IPM...........            --         956,075
  Other current liabilities ...................            --          22,876
  Deferred revenue ............................     5,237,210       7,121,349
                                                 ------------    ------------
      Total current liabilities ...............     6,297,987      15,655,331
Long-term liabilities .........................            --         150,211
                                                 ------------    ------------
      Total liabilities .......................     6,297,987      15,805,542
                                                 ------------    ------------

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000
    shares authorized, none issued ..........              --              --
  Common stock, $0.01 par value, 100,000,000
    shares authorized, 27,600,000 and
    28,902,600 shares issued and outstanding
    at December 31, 1999 and 2000, respectively       276,000         289,026
  Additional paid-in capital ..................    48,045,635      54,149,068
  Accumulated deficit .........................      (719,976)    (17,946,192)
  Deferred compensation .......................      (370,232)       (253,338)
  Accumulated other comprehensive income ......       132,669              --
                                                 ------------    ------------
      Total stockholders' equity ..............    47,364,096      36,238,564
                                                 ------------    ------------
      Total liabilities and stockholders'
         equity................................  $ 53,662,083    $ 52,044,106
                                                 ============    ============

   The accompanying notes are an integral part of these financial statements

                               HealthExtras, Inc.
          Consolidated Statements of Operations and Comprehensive Loss


                                                  For the years ended December 31,
                                                 1998            1999           2000
                                            -----------    ------------   -------------

Revenue ................................    $        --    $  5,326,527   $  44,178,040
                                            -----------    ------------   -------------

Direct expenses ........................             --       3,095,397      24,302,775
Product development and marketing ......      4,935,831      10,331,163      31,210,649
General and administrative .............      1,597,660       2,996,345       8,458,533
                                            -----------    ------------   -------------
      Total operating expenses .........      6,533,491      16,422,905      63,971,957
                                            -----------    ------------   -------------

      Operating loss ...................     (6,533,491)    (11,096,378)    (19,793,917)

Interest income (expense), net (includes
  imputed interest applicable
  to related-party transactions
  of $238,479 and $268,064 for
  the years ended December 31, 1998
  and 1999, respectively) ..............       (110,273)       (350,487)      2,068,421
Other income (expense), net ............           (100)        (73,234)        499,280
                                            -----------    ------------   -------------

      Net loss .........................     (6,643,864)    (11,520,099)    (17,226,216)

Unrealized holding gains (losses) on
  marketable securities arising
  during the period ....................        542,189        (479,270)             --
Reclassification adjustment for
  realized gains included in net loss ..             --              --        (132,669)
                                           ------------    ------------   -------------
      Comprehensive loss ...............   $ (6,101,675)   $(11,999,369)  $ (17,358,885)
                                           ============    ============   =============

Basic and diluted net loss per share ...   $         --    $      (0.56)   $      (0.62)
Weighted average shares of common stock
   outstanding (in thousands) ..........             --          20,588          28,010

Pro forma basic and diluted net loss
   per share ...........................   $      (0.38)   $         --    $         --
Pro forma weighted average shares of
   common stock outstanding
   (in thousands) ......................         17,680              --              --



   The accompanying notes are an integral part of these financial statements
                                      F-3

                               HealthExtras, Inc.
       Statement of Changes in Stockholders' (Members') Equity (Deficit)
              For the Years Ended December 31, 1998, 1999 and 2000


                  HealthExtras LLC                             HealthExtras, Inc.
                 ------------------------  -----------------------------------------------------------------------

                              Accumulated    Common Stock                  Accumulated
                              Other          ------------                  Other
                  Members     Comprehensive                   Additional   Comprehensive
                  Capital     Income                          Paid In      Income         Accumulated    Deferred
                  (deficit)   Loss       Shares      Amount    Capital     (Loss)         Deficit       Compensation    Total
                  -------     --------   ----------  --------  -----------  -----------   ------------    ------------ -----------

Balance at
  December
 31, 1997            4,870,153     69,750          --      --         --            --               --             --    4,939,903
Unrealized gain
  on marketable
  securities                --    542,189          --      --            --         --               --             --      542,189
Noncash interest
  expense              238,479         --          --       --           --         --               --             --      238,479
Net loss            (6,643,864)        --          --       --           --         --               --             --   (6,643,864)
                    -----------   --------     ------  -------      -------      -----          -------         --------- ----------
Balance at
  December
 31, 1998           (1,532,232)   611,939          --       --           --         --               --             --     (923,293)
Grant of
 effective
 member
 interests to
 management,
 net of deferred
 compensation of
 $370,232               97,341         --          --       --           --         --               --             --       97,341
Capital
 contribution
 by new member       5,000,000         --          --       --           --         --               --             --    5,000,000
Unrealized gain
 (loss) on
 marketable
 securities                 --   (491,817)         --       --           --     12,547               --             --     (479,270)
Noncash interest
 expense and
 loan guarantee
 fees                  268,063         --          --       --           --         --               --             --      268,063
Net loss for the
 period from
 January 1, 1999
 to December 16,
 1999 (see Note 1) (10,800,123)        --          --       --           --         --               --             --  (10,800,123)
Reorganization,
 December 17,
 1999 (see
 Note 1)             6,969,951   (120,122) 22,100,000  221,000   (6,820,719)   120,122               --       (370,232)          --
Net proceeds
 from initial
 public offering
 (see Note 1)               --         --   5,500,000   55,000   54,866,354         --               --             --   54,921,354
Net loss for the
 period from
 December 17, 1999
 to December 31,
 1999                       --         --          --       --           --         --         (719,976)            --     (719,976)
                       --------     -----  ----------   -------   ---------    -------         ---------      --------     ---------
 Balance at
  December 31,
  1999                      --         -- 27,600,000  276,000   48,045,635    132,669          (719,976)      (370,232)  47,364,096
                       -------  --------- ----------  -------   ----------    -------          ---------     ---------- ------------
Amortization of
  deferred
  compensation              --          --         --       --           --         --               --        116,894      116,894
Warrants expected
  to be issued
  in connection
  with the
  marketing
  agreement                 --          --         --       --      254,129         --               --             --      254,129
Net proceeds from
  private
  placement                 --          --  1,302,600   13,026    5,849,304         --               --             --    5,862,330
Reclassification
  adjustment for
  realized gains
  included in
  net loss                  --          --         --       --           --   (132,669)               --            --     (132,669)
Net loss for the
  period                    --          --         --       --           --         --      (17,226,216)            --  (17,226,216)
                      --------      ------ ----------  -------  -----------   --------      ------------      --------   -----------
Balance at
  December 31,
  2000             $       --  $       -- 28,902,600 $289,026  $54,149,068   $     --      $(17,946,192)     $(253,338) $36,238,564
                   ==========  ========== ========== ========  ===========   ========      ==============    =========  ============


   The accompanying notes are an integral part of these financial statements
                                      F-4

                               HealthExtras, Inc.
                     Consolidated Statements of Cash Flows


                                                                 For the years ended December 31
                                                            1998             1999            2000
                                                       ------------    ------------    ------------
Cash flows from operating activities:
  Net loss .......................................     $ (6,643,864)   $(11,520,099)   $(17,226,216)
  Depreciation expense ...........................               --          89,889         599,337
  Noncash compensation expense and fees ..........               --          97,341         371,023
  Noncash interest expense .......................          238,479         268,064              --
  Amortization of goodwill .......................               --              --         102,473
  Gain on sale of marketable securities ..........               --              --        (551,735)
  CHANGES IN ASSETS AND LIABILITIES, NET OF
   EFFECTS FROM PURCHASE OF IPM IN 2000:
    Accounts receivable ..........................               --         (62,795)       (780,522)
    Other assets .................................           20,000        (538,006)        (89,823)
    Deferred charges .............................          230,700        (976,045)        (38,705)
    Accounts payable and accrued expenses ........           73,901         630,381       2,189,998
    Accrued benefit expense ......................          546,562        (546,562)             --
    Marketing expenses payable ...................       (1,015,713)     (1,012,000)             --
    Contribution payable .........................            9,091        (200,000)             --
    Deferred revenue .............................          257,746       4,979,464       1,884,138
                                                       ------------    ------------    ------------
      Net cash used in operating activities ......       (6,283,098)     (8,790,368)    (13,540,032)
                                                       ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures ............................              --      (1,994,736)     (3,061,247)
  Payment for purchase of IPM, net of
   cash acquired...................................              --              --      (7,406,398)
  Maturity (purchase) of certificate of deposit ...        (700,000)        700,000              --
  Purchases of available for sale securities ......        (338,341)             --              --
  Sales of available for sale securities ..........              --              --       1,084,050
  Other assets acquired ...........................              --              --        (988,500)
                                                       ------------    ------------    ------------
      Net cash used in investing activities .......      (1,038,341)     (1,294,736)    (10,372,095)
                                                       ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from (repayment of) line of credit ....        1,750,000      (1,750,000)             --
  Capital contribution ............................              --       5,000,000              --
  Borrowings from (repayment to) member, net ......      (3,860,282)     (1,334,429)             --
  Net proceeds from sale of common stock ..........              --      54,921,354       5,862,333
                                                       ------------    ------------    ------------
     Net cash provided by (used in) financing
      activities...................................      (2,110,282)     56,836,925       5,862,333
                                                       ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents .......................................    (9,431,721)     46,751,821     (18,049,794)
Cash and cash equivalents at the beginning
  of period ........................................      9,651,006         219,285      46,971,106
                                                       ------------    ------------   -------------
Cash and cash equivalents at the end of period .....   $    219,285    $ 46,971,106    $ 28,921,312
                                                       ============    ============    ============
Supplemental disclosure:
  Cash paid for interest ...........................   $      3,248    $    181,729    $         --


    The accompanying notes are an integral part of these financial statements
                                      F-5

                               HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of consolidation

    The accompanying consolidated financial statements include the accounts of HealthExtras, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

  Cash and cash equivalents

    Cash and cash equivalents consist of cash and investments in highly liquid instruments with maturities of three months or less when purchased. At December 31, 2000, the Company held $164,878 in restricted cash as a prepayment from a client for pharmacy benefit management services.

  Marketable securities

    Prior to 1999, the Company purchased certain marketable securities of a related entity. Management considered all of the common stock purchased to be available for sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value, with net unrealized gains and losses reported as a component of other comprehensive loss. In 2000, the Company sold its shares in the related entity.

    The historical cost, gross unrealized holding gain, realized holding gain, and proceeds from sale of marketable securities available for sale are as follows:


                                                   1999              2000
                                                   ----              ----
Historical cost, as of December 31.......      $    532,315               -
Realized gain on sale of securities......                 -          551,735
Proceeds from sale of securities.........                 -        1,084,050
Gross unrealized holding gain............           132,669               -


                               HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Fixed assets

    Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated lives of the assets or the lease term. The Company capitalizes costs incurred for software for internal use that is still in the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

  Other assets

    At December 31, 2000 other assets is largely comprised of the Company's interest in a joint venture relating to the fractional ownership interest in two aircraft used for corporate business purposes with a carrying value of $976,144, net of amortization of $12,356. Maintenance and service costs associated with the aircraft are expensed as incurred.

  Concentration of credit risk

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, may exceed federally insured amounts. The Company has not experienced any losses related to its cash or cash equivalents and believes it is not exposed to any significant credit risk on its cash or cash equivalents. Accounts receivable consists principally of amounts due from companies whose payment history is monitored regularly. The Company monitors the balances of individual accounts to establish appropriate reserves. The Company has not experienced significant losses related to receivables in the past

  Use of estimates

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

  Goodwill

    Goodwill represents the excess of acquisition costs over the fair value of net assets acquired and is amortized on a straight-line basis over its estimated useful life of 15 years.

  Income taxes

    Prior to the Reorganization, no provision for federal or state income taxes was made in the accompanying financial statements since the Company was treated as a partnership for federal and state income tax purposes. Upon the Reorganization, the Company became subject to federal and state income taxes.

    The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The Company has recorded a full valuation allowance against the Company's deferred tax assets due to the uncertainty as to their ultimate realization.

                               HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  Net loss per share

    Basic net loss per share is based on the weighted average number of shares outstanding during the year. Diluted net loss per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the year. All outstanding stock options at December 31, 2000 were excluded from the computation of diluted net loss per share because the exercise price of the stock options exceeded the average market price of the common shares, and therefore, were antidilutive.

    Pro forma basic and diluted net loss per share and weighted average shares outstanding reflect the formation of HealthExtras, Inc. and merger with HealthExtras, LLC in exchange for Company common stock as if the merger was effective January 1, 1998.

    Pro forma weighted average basic net loss per share is computed based on the number of outstanding shares of common stock. Pro forma diluted net loss per share adjusts the pro forma basic shares weighted average for the potential dilution that could occur if stock options or warrants, if any, were exercised. Pro forma diluted net loss per share is the same as pro forma basic net loss per share because there were no dilutive securities outstanding at December 31, 1998.

  Revenue and direct expense recognition

    The  primary   determinant  of  revenue   recognition  is  monthly  program
enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized by HealthExtras includes the cost of membership features supplied by others, including the insurance components. Direct expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

    Revenue from program benefits and related direct expenses (principally marketing and processing fees and the cost of the benefits provided to program members) are initially deferred during the period which a program member is generally entitled to obtain a refund. If a member requests a refund, HealthExtras retains any interest earned on funds held during the refunded membership period. Revenue and direct expenses attributable to the initial deferral are recognized in the subsequent month. After the initial deferral period, revenue is recognized as earned and direct expenses as incurred.

    IPM's revenues from sales of prescription drugs by pharmacies in the Company's nationwide network and related claims processing fees are recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using the Company's on-line claims processing system. When IPM has an independent obligation to pay its network pharmacy providers, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as direct expense. Rebate revenues earned under arrangements with manufacturers are recognized as they are earned in accordance with contractual agreements. Certain of these revenues are based on estimates, which are subject to final settlement with the contracted party. Revenues from the dispensing of pharmaceuticals from the Company's mail service pharmacy are recognized when each prescription is shipped.

    HealthExtras has historically maintained a prepaid balance for the benefits included in its programs. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment levels will allow the balance at December 31, 2000 to be fully utilized prior to expiration.

                               HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

  Segment reporting

     The Company operates in two market segments as a provider of supplemental health and disability benefit programs to individuals and, commencing with the acquisition of IPM in November 2000, as a provider of pharmacy benefit management services. HealthExtras' membership is highly concentrated in groups represented by two of its marketing partners, which accounted for 26% and
21% of  our  revenue  for  2000.  We  anticipate   that  these relationships
will produce an increasing percentage of revenue in 2001. The following table presents financial data by segment for the year ended December 31, 2000. Pharmacy benefit management ("PBM") services operating results are from the acquisition date of November 1, 2000.

                           Supplemental
                           Health and
                           Disability        PBM            Total
                          -------------  -----------     ------------
    Revenue               $ 39,300,891   $ 4,877,149    $  44,178,040
    Operating Expenses      58,983,554     4,988,403       63,971,957
    Net loss                17,122,208       104,008       17,226,216
    Total assets            47,795,234     4,248,872       52,044,106


  Common stock warrants

    The Company records direct expense for the fair market value of common stock warrants expected to be issued to a marketing partner through 2003. The Company estimates the value of the warrants at each balance sheet date using an appropriate equity pricing model with assumptions consistent with those used in preparing the Company's fair value stock option compensation disclosures. During 2000, the Company recorded $254,129 in direct expense related to common stock warrants expected to be issued subsequent to June 30, 2001.

3. BUSINESS COMBINATION


    On November 1, 2000, the Company acquired a controlling interest in International Pharmacy Management, Inc. through a purchase of all of the issued and outstanding voting preferred stock and the majority of outstanding common stock warrants of IPM. The preferred stock and warrants represented approximately 70% of the voting control of IPM. The preferred stock and related warrants were purchased for an aggregate cash consideration of $6.5 million. Following the purchase of the voting preferred shares, the Company tendered for all the issued and outstanding common stock and options of IPM. Substantially all of the common stock and options were tendered or were committed to be tendered by December 31, 2000. The total consideration payable for securities tendered totaled $1.6 million in cash and 77,300 shares of the Company's common stock with a fair market value of $347,850. As of December 31, 2000, $956,075 of such consideration (including all of the common stock valued at $347,850) was included as a liability in the accompanying balance sheet. The acquisition was accounted for as a purchase, with the purchase prices allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition. IPM will conduct its business under the name of "HealthExtrasRx" going forward.

                               HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The acquisition resulted in goodwill of approximately $9.2 million determined as follows. The assets acquired were net of an allowance for doubtful accounts of $454,000.

    Total consideration............    $  8,638,123
                                       ------------
    Total assets acquired..........       3,891,238
    Total liabilities assumed......       4,475,692
                                       ------------
    Net liabilities assumed........         584,454
                                       ------------
    Goodwill.......................    $  9,222,577
                                       ============


    The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 2000 are presented as though IPM had been acquired at the beginning of 1999, after giving effect to purchase accounting adjustments relating to the amortization of goodwill. Results are in thousands, except for per share data.


                                                     1999               2000
                                                      ----              ----
Revenue.......................................       $     23,634      $ 65,239
Net loss available to
   common shareholders........................       $    (13,316)     $(18,580)
Net loss per share - basic and diluted........       $      (0.65)     $  (0.66)
Weighted average shares - basic and diluted...             20,588        28,010


    The pro forma results of operations are not necessarily indicative of the results that would have occurred had IPM's acquisition been consummated as of January 1, 1999, nor are they necessarily indicative of future operating results.

4. FIXED ASSETS

    Fixed  assets   consist  of  the  following:

                                                          1999              2000
                                                     ----------         ----------
    Computer equipment ........................      $ 451,118         $2,039,328
    Software development costs ................             --            886,367
    Furniture, fixtures and office equipment ..         88,217            770,271
    Medical  equipment ........................             --             85,362
    Leasehold improvements ....................      1,455,401          1,778,526
                                                    ----------         ----------
    Total  fixed  assets ......................      1,994,736          5,559,854
    Accumulated  depreciation and  amortization        (89,889)          (971,701)
                                                    ----------         ----------
    Fixed assets, net .........................     $1,904,847         $4,588,153
                                                    ==========         ==========

    Depreciation expense for the year ended December 31, 1999 and 2000 was $89,889 and $599,337, respectively.

                            HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. INCOME TAXES

    A summary of the components of deferred income taxes at December 31, 1999 and 2000 computed at an effective tax rate of 38.6% as follows:


                                                              1999                 2000
                                                           -----------          -----------
    Deferred tax assets (liabilities):
    Accrued expenses..................................     $        --          $   96,550
    Allowance for doubtful accounts...................              --            175, 317
    Deferred charges..................................        (464,928)         (1,178,143)
    Deferred revenue..................................       2,022,610           2,750,227
    Net operating loss carryforwards..................           5,473           7,332,863
    Capital loss carryforward.........................              --              38,620
    Valuation allowance...............................      (1,563,155)         (9,215,434)
                                                           -----------         ------------
        Net deferred tax asset........................     $        --          $       --
                                                           =============        ==========


    The  Company  has  net  operating  loss   carryforwards   of   approximately
$18,987,218 at December 31, 2000, available for carryforward to future periods. The carryforwards expire at various times beginning in 2010 through 2020.

    The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

                                                      1999         2000
                                                    -------       ------
    U.S. Federal Statutory tax rate............      (34.0%)      (34.0%)
    State tax, net of federal benefit...........      (4.6)        (4.6)
    Non-deductible expenses.....................        --          1.5
    Valuation allowance.........................      38.5         37.0
    Other.......................................        .1           .1
                                                      ----         ----
    Effective tax rate..........................        --%          --%
                                                      ====         ====

6. STOCKHOLDERS' EQUITY

   Stock (member interests) grants

    In February 1999, certain management employees were granted effective member interests aggregating 1.87% (equivalent to 413,333 common shares, post Reorganization) of the Company, after giving effect to an existing commitment to sell a 20% interest in the Company to a third party for $5,000,000 cash. Such grants vest over a four-year period commencing March 1, 1999. The Company recorded the estimated fair value of such interests of $467,573 ($1.13 per post Reorganization common share) as stockholders' equity and deferred compensation expense. During 1999 and 2000, amortization of deferred compensation expense amounted to $97,341 and $116,894, respectively. The remainder of the deferred compensation expense will be amortized over the vesting period for the interests.

  Stock option plans

    During 2000, the Board of Directors adopted the HealthExtras, Inc. 2000 Stock Option Plan ("2000 SOP") and the HealthExtras, Inc. Directors' Stock Option Plan (Directors' SOP), subject to shareholder approval. The maximum number of the Company's common shares reserved for issuance pursuant to the grant of options under the 2000 SOP and the Directors' SOP are 1,000,000 and 200,000 shares respectively. Under the 2000 SOP, options granted vest ratably over a period of four years from the date of grant. The Directors' SOP provides for options granted to be exercisable on the first anniversary date of the date of grant. The maximum contractual life of all stock options granted under the 2000 SOP and the Directors' SOP is ten years.

                                HEALTEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Under the 2000 SOP, options to purchase 320,000 shares of Company's common stock were issued at a price of $4.63 in 2000. Under the Directors' SOP, options to purchase 30,000 shares of the Company's common stock were issued at a price of $4.63. None of these stock options are exercisable and all remain outstanding as of December 31, 2000.

    During 1999, in connection with the Reorganization and initial public offering, the Company established the HealthExtras, Inc. 1999 Stock Option Plan ("1999 SOP"). The maximum number of shares of the Company's common stock reserved for issuance pursuant to the grant of options under the 1999 SOP is 4,000,000 shares. All officers, employees and independent contractors of the Company are eligible to receive option awards. A Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the 1999 SOP. Stock options granted under the 1999 SOP vest ratably over a period of four years and the contractual life of all of the stock options is ten years.

    The following table summarized stock option activity under all plans for the two years ended December 31. 2000:


                                          Number of Shares of
                                             Common Stock
                                          -------------------
                                                                  Price per      Weighted Average
                                              Options             Share          Exercise Price
                                             ----------         ------------     -----------------
    Initial grant of stock options, and
    Balance, December 31, 1999               2,956,000         $       13.20       $   13.20
          Granted                            1,463,000         $ 4.06 - 5.63       $    4.58
          Exercised                                 --                    --              --
          Forfeited                           (163,500)                13.20           13.20
                                            ----------        --------------       ---------
    Balance, December 31, 2000               4,255,500        4.06 to $13.20           10.31

    Exercisable, December 31, 2000             698,125                 13.20           13.20


    The following table summarized information about the outstanding and exercisable options and warrants at December 31, 2000:


                                                 Outstanding                            Exercisable
                               ----------------------------------------         -------------------------
                                         Weighted
                                         Average
                                        Remaining          Weighted                          Weighted
       Range of                         Contractual        Average                           Average
    Exercise Prices        Number       Life (Years)     Exercise Price         Number     Exercise Price
    ---------------        ------       ------------     --------------                    --------------
    $4.06 - $5.63          1,463,000        9.6                $4.58                --             --
    $13.20                 2,792,500        9.0               $13.20           698,125         $13.20
    ------                 ---------        ---               ------           -------         ------
    $4.06 to $13.20        4,255,500        9.2               $10.31           698,125         $13.20


    During 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. This pronouncement requires that the Company calculate the fair value of stock options and shares issued under employee stock purchase plans at the date of grant using an option-pricing model. The Company has elected the "pro forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations. The following table reflects pro forma net loss and net loss per share for the year ended December 31, 2000 and 1999 had the Company elected to adopt the fair value approach of FAS 123:

                               HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                     1999            2000
                                                  ----------     -----------
    Net loss
         As reported........................     $11,520,099      $17,226,216
         Pro forma..........................      11,693,258       21,894,402

    Net loss per share
         As reported - basic and diluted....     $      0.56      $      0.62
         Pro forma - basic and diluted......            0.57             0.78


    The exercise price of each option granted in 1999 and 2000 was no less than the market price of the Company's common stock at the date of grant. The grant date fair value of each option granted was $5.70 and $3.47 per share, in 1999 and 2000, respectively.

    The estimated fair value of each option was calculated using the modified American Black-Scholes economic option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted during 2000

                                                1999             2000
                                             ---------       ----------
    Risk-free interest rate............         4.7%            6.2%
    Expected years until exercise......        5 years       5 years
    Expected volatility................         61.3%          95.9%
    Dividend yield.....................          --             --

  Warrant Agreement

    During 2000, the Company entered into an agreement whereby warrants to acquire up to 4.2 million shares of common stock may be issued to a marketing partner at exercise prices ranging from $5.21 to $15.63 per share. The issuance of these warrants is contingent on the marketing partner exceeding specific annualized revenue thresholds to be measured for the twelve-month periods ending June 30, 2001, 2002, and 2003 as well as relative revenue contributions for the years ending December 31, 2001 and 2002. The maximum contractual life of the warrants from the date of grant is five years.

  Private Placement

    In October of 2000 the Company issued 1,302,600 shares of our common stock to an affiliate of UnumProvident Corporation in exchange for net proceeds of $5,862,000. Pursuant to this and related agreements, UnumProvident will be the preferred underwriter for various HealthExtras products. The purchase price was based on the average closing price of the Company's stock for the 20 days prior to the closing of the agreement.

7. BANK LINE OF CREDIT

    In 1998, the Company entered into a credit facility with a bank totaling $2,000,000 and bearing interest at the prime rate which was guaranteed by United Payors & United Providers, Inc. (now BCE). As of December 31, 1999, all amounts due under the credit facility had been paid and the Company terminated the credit facility in January 2000.

    Loan guarantee fees were imputed based on the monthly amounts outstanding under the credit line at an annual rate of 2%. The imputed loan guarantee fees have been recorded as interest expense in the statement of operations and as members' capital. Such fees amounted to $45,453 for the year ended December 31, 1999.

                               HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. LEASE COMMITMENTS

    The Company entered into an agreement dated December 22, 1999, to lease office space under a non-cancelable sublease agreement with United Payors & United Providers, Inc. The sublease agreement provides for annual escalations and for the payment by the Company of its proportionate share of the increase in the costs of operating the building. In connection with the acquisition of IPM, the Company has committed to make payments for the lease of office space used for IPM's executive, administrative, and operating use. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. The future minimum payments due under this lease are as follows:

    2001..................    $  717,053
    2002..................       746,205
    2003..................       687,193
    2004..................       280,000
                              ----------
         Total.............   $2,430,451
                              ==========


    Facility lease expense for the years ended December 31, 1999 and 2000, was $60,000 and $363,000, respectively.

9. COMMITMENTS

     In 2000, the Company extended one of two marketing agreements entered into during 1997, whereby the Company has committed to total non-refundable payment of $5 million due in equal installments over a five-year term in exchange for an individual's participation in various marketing campaigns. Under the agreement, the Company has the option to extend the agreement for another five-year period, which would result in an additional commitment of $7.7 million.

     Under the marketing agreement, the Company must pay annual fees of $1.00 per program member that subscribes to the benefits promoted by the individuals when program members exceed one million. Such payments are for the current five-year term of the marketing agreement and shall continue for a 10-year period thereafter.

     The Company is party to a royalty agreement, which runs through December 31, 2003 related to access to a national network of hospitals and physicians for members enrolled in health care programs. The rates payable for health care members increases from $1.00 per month in the first year to a maximum of $1.50 per month in the fourth year of enrollment. There are currently no enrollees in programs which provide health care benefits featuring network access. Accordingly no royalty payments are currently being expensed. Should the Company reintroduce health care products with network access features, it would recognize expense under the terms of the agreement. In 1999 the Company made payments of approximately of $529,000 under this agreement.

     During 1998, the Company entered into various agreements with participating companies requiring aggregate payments by the Company of $1,260,900, whereby the Company guaranteed minimum enrollment in its programs. The Company has historically maintained a prepaid expense balance with respect to benefit features of its programs. Direct expense is recognized based on the actual membership levels in each program. The deferred amount at the end of each quarter is adjusted to reflect advances, if any, made during the period, expenses recognized and remaining coverage periods and membership levels to which such advances can be applied. The Company deferred expense recognition of $731,786 in minimum and advance payments at December 31, 1999, with respect to these commitments in order to match related future revenue recognition.

     The Company has entered into three-year employment agreements with certain executive officers. The annual base salaries under these agreements range from $165,000 to $210,000, and one executive will be entitled to a bonus equal to one percent of the Company's annual after-tax profits. The Company's minimum aggregate payments under these employment agreements are expected to be $680,000 annually.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.


10. 401(K) SAVINGS PLAN

    In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the "401(k)"). The 401(k) benefit is available to all of the Company employees subject to certain service requirements. For 2000, the Company matched the first $1,000 of the employee's contribution and 50% thereafter subject to statutory limits. The Company's contribution vests ratably over 5 years for each employee. For 2000, the Company expensed $85,989.

11. RELATED PARTY TRANSACTIONS

    During 2000, the Company entered into a joint venture with Southern Aircraft Leasing Corporation, owned by the Chairman of the Board of the Company, whereby the Company invested $988,500 for a fractional interest of approximately 45% in two aircraft used for corporate business purposes. For corporate business purposes, the Company also utilizes the services of an aircraft owned by Southern Aircraft Leasing Corporation. For the years ended December 31, 1998, 1999 and 2000, the Company paid $97,638, $156,185, and $109,575 respectively, for utilizing the services of this aircraft.

    The Company held available for sale securities in a corporation for which the Chairman of the Board of the Company was the Chairman of the Board and Co-Chief Executive Officer. Investments held were $664,984 as of December 31, 1999. All of these securities were sold in March 2000 for aggregate proceeds of $1,084,050, resulting in a gain of $551,735.

    The Chairman of the Board of the Company, from time to time, loaned the Company funds, in excess of his pro-rata share of capital contributions, in order to fund operating expenses. Interest was imputed on the monthly outstanding balance of the loan at an annual rate of 10%. The imputed interest was recorded as interest expense in the statement of operations and as stockholders' equity. Imputed interest expense amounted to $173,868, and $150,109 for the years ended December 31, 1998, and 1999, respectively. All funds advanced were repaid as of December 31, 1999.

    Effective January 1, 1999, the Company entered into an agreement with United Payors & United Providers, Inc. ("UP&UP"), a corporation for which the Chairman of the Board of the Company was the Chairman of the Board and Co-Chief Executive Officer, whereby UP&UP provided administrative services for the Company and was reimbursed for the costs incurred. Prior to January 1, 1999, the Company had an unwritten arrangement with UP&UP to provide similar services. The amount paid by the Company for such services were $866,000, $3.3 million and $1.2 million, for the years ended December 31, 1998, 1999 and 2000, respectively. Under a revised agreement dated December 22, 1999, services to be provided by UP&UP subsequent to March 31, 2000, are limited primarily to services relating to information technology and communications and are paid on a cost plus fee basis. The amount paid for these services under the revised agreement was $829,000 for the year ended December 31, 2000.

    From time to time the Company owed UP&UP for the costs of administrative services. Such amounts payable did not bear interest. Interest on amounts due UP&UP was imputed at an annual rate of 10% and was recorded as interest expense in the statement of operations and as stockholders' equity. Such expense amounted to $64,611 and $72,501 for the years ended December 31, 1998 and 1999, respectively.

                               HEALTHEXTRAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATION

     Quarterly results of operations for the years ended December 31, 2000 and 1999 (in thousands, except per share amounts):



                                                   First       Second       Third     Fourth
                                                   Quarter     Quarter      Quarter   Quarter
                                                   -------     -------      -------   -------
2000 QUARTERLY OPERATING RESULTS (unaudited)

    Revenue ...................................    $ 5,253    $  8,098     $10,784     $20,043
                                                   -------      ------      ------      ------
    Operating loss.............................     (7,877)     (5,240)     (3,905)     (2,771)
         Net loss .............................     (6,645)     (4,740)     (3,427)     (2,414)

    Basic & diluted net loss per common share..    $ (0.24)    $ (0.17)    $ (0.12)    $ (0.08)


1999 QUARTERLY OPERATING RESULTS (unaudited)

  Revenue ...................................      $   256   $     765    $  1,572     $ 2,733
                                                   -------      ------      ------      ------
    Operating loss.............................     (2,143)     (1,517)     (2,879)     (4,557)
         Net loss .............................     (2,181)     (1,669)     (2,960)     (4,719)

    Basic & diluted net loss per common share..    $     --    $     --    $    --     $ (0.20)

    Pro forma basic and diluted net loss
       per common share........................    $( 0.12)    $( 0.09)    $ (0.13)     $    --