Form 10-K/A
period 2000-12-31
HEALTHEXTRAS INC
filed 2001-04-30
CIK 1090403

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

                         Commission File Number: 0-31014

                               HEALTHEXTRAS, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                      52-2181356
---------------------------------------------      -----------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)

2273 Research Blvd., Rockville, Maryland                      20850
---------------------------------------------      -----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (301) 548-2900
                                                   -----------------------------

Former name, former address and former
fiscal year, if changed since last report:                   Not Applicable
                                                             --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to 12(g) of the Act:          Common Stock, $0.01
                                                             -------------------
                                                             par value
                                                             ---------
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
    -----       ------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

      The number of shares of Common Stock, par value $0.01 per share, outstanding on April 27, 2001 was 29,186,157. As of April 27, 2001, assuming as fair value the last sale price of $7.84 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $63,383,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The following tables set forth certain information with respect to the directors and executive officers of the Company as of April 30, 2001.

NAME                                                  AGE    POSITION                                     DIRECTOR
                                                                                                           SINCE
---------------------------------------------------  ------- ------------------------------------------  ----------
NOMINEES FOR TERMS EXPIRING IN 2004

William E. Brock                                       70    Director                                       2000
Edward S. Civera                                       50    Director                                       2000
Karen E. Shaff(1)                                      46    Director                                       1999

CONTINUING DIRECTORS WHOSE TERMS EXPIRE IN 2002

David T. Blair(2)                                      31    Chief Executive Officer and Director           1999
Thomas J. Graf(1)                                      52    Director                                       1999
Frederick H. Graefe, Esq.                              57    Director                                       2000

CONTINUING DIRECTORS WHOSE TERMS EXPIRE IN 2003

Bette B. Anderson                                      72    Director                                       2000
Thomas L. Blair(2)                                     56    Chairman of the Board                          1999
Julia M. Lawler(1)                                     41    Director                                       1999

-----------------------------
(1)  Ms. Lawler, Ms. Shaff and Mr. Graf may be considered nominees of Principal Mutual Holding Company.
(2)  Thomas L. Blair is the father of David T. Blair.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Marshall J. Coleman                                    44    Chief Marketing Officer
Michael P. Donovan                                     42    Chief Financial Officer
Kevin R. Mauk                                          37    Chief Operating Officer

BIOGRAPHICAL INFORMATION OF DIRECTORS

      BETTE B. ANDERSON has served as Vice Chairman of Kelly, Anderson, Pethick and Associates, management consultants, since 1995. She served as its President from 1989 through 1995. Ms. Anderson has served on the Board of Directors for ITT Corporation, ITT Educational Services, ITT Hartford Insurance and American Banknote Corp. She is Chairman of the United States Treasury Historical Association and the Advisory Council of the Girl Scouts of the United States of America. Previously, Ms. Anderson served as Under Secretary of the United States Department of the Treasury and prior to that, she was Senior Vice President in charge of credit administration for the Citizens and Southern National Bank of Savannah, Georgia.

      THOMAS L. BLAIR is the founder of HealthExtras and its predecessors. Mr. Blair served as Chairman and Chief Executive Officer or Co-Chief Executive Officer of United Payors & United Providers, Inc. from January 1995 until its acquisition by BCE Emergis, Inc. in March 2000. Subsequently, Mr. Blair has served as a consultant to BCE Emergis. Mr. Blair founded America's Health Plan, Inc. in 1989 and served as its President and Chief Executive Officer from 1989 to 1992. From 1992 to 1995, Mr. Blair was President of Initial Managers & Investors, Inc., which business was contributed to United Payors & United Providers. From 1977 until 1988, Mr. Blair was a principal of Jurgovan & Blair, Inc., which developed and managed health maintenance organizations. Mr. Blair is also a director of Coventry Health Care, Inc.

      DAVID T. BLAIR joined a predecessor of HealthExtras in July of 1997 as Chief Financial Officer. From 1995 to 1997, prior to joining HealthExtras, Mr. Blair was the Finance Manager of United Payors & United Providers. At United Payors & United Providers, Mr. Blair focused his efforts on its initial public offering and several strategic acquisitions. In 1994, Mr. Blair co-founded and was President of Continued Health Care Benefit Program, which markets healthcare benefits to individuals leaving the United States armed forces. In 1995, this program was merged into United Payors & United Providers. From 1991 to 1994, Mr. Blair worked in corporate finance and new business development for Kelly, Anderson, Pethick and Associates, a management consulting firm.

      WILLIAM E. BROCK has served as Senior Counsel and Trustee of the Center for Strategic and International Studies in Washington, D.C. since 1994 and is Chairman of Bridges Learning Systems, Inc. From 1988 to 1994, Mr. Brock served as Chairman of the Brock Group, a consulting firm. From 1988 to 1991, he served as the Chairman of the National Endowment for Democracy. From 1985 to 1987, he served as the United States Secretary of Labor and from 1981 to 1985, he was a United States Trade Representative. Mr. Brock has also served for eight years as a member of the United States House of Representatives and for six years as a member of the United States Senate. Mr. Brock is a director of On Assignment, Inc.

      EDWARD S. CIVERA is currently a merger and acquisition consultant. From 1997 to 2000, Mr. Civera served as President, Chief Operating Officer and in 1999 Co-Chief Executive Officer of United Payors & United Providers. Prior to joining United Payors & United Providers, Mr. Civera was a managing partner with PricewaterhouseCoopers LLP, where he served for 25 years.

      THOMAS J. GRAF joined Principal Life Insurance Company, the operating, wholly owned, subsidiary of Principal Mutual Holding Company in 1972 and since 1994, has served as its Senior Vice President. Mr. Graf is also a director of Coventry Health Care, Inc.

      FREDERICK H. GRAEFE, ESQ. was appointed to the Board of Directors on December 6, 2000. He has been a partner in the Washington, D.C. office of Baker & Hostetler, L.L.P. since 1988. From 1980 to 1987 he was a partner at Finley, Kumble, Wagner, Heine, Underberg, Manley, Myerson & Casey. He worked for Howrey & Simon from 1975 and 1979 after serving a two year clerkship for the Honorable Howard F. Corcoran, United States District Judge.

         JULIA M. LAWLER joined Principal Life Insurance Company in 1984 and since 2000 has served as the President of its Real Estate Equity Group. Between 1995 and 2000, she served as Director, Capital Markets. Between 1993 and May 1995, Ms. Lawler served as an officer of Principal Life Insurance Company in various other capacities, including Executive Advisor to the President. Ms. Lawler is also a director of Principal Holding Company.

         KAREN E. SHAFF is a Senior Vice President and General Counsel for Principal Life Insurance Company. She joined Principal Life Insurance Company in 1982 and held several positions within its law department until being named Vice President and Associate General Counsel in 1995. In 1999, she became a Senior Vice President and Deputy General Counsel, a position she held until being named to her current position in 2000.

BIOGRAPHICAL INFORMATION OF EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

      MARSHALL J. COLEMAN joined HealthExtras in 1999 as Vice President of Marketing. Mr. Coleman has over fifteen years experience in marketing communications, brand and business development. From 1994 to 1999, Mr. Coleman worked for America Online as Senior Manager of Marketing Communication, Manager of Programming and Promotions and Manager of Business Development. Subsequent to December 31, 2000, Mr. Coleman has become a consultant to the Company.

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

      KEVIN R. MAUK joined HealthExtras in July 2000 and became Chief Operating Officer in September 2000. Between 1998 and 2000, Mr. Mauk was the President of NAQS, Inc., a Maryland-based Internet services provider. Between 1990 and 1998, Mr. Mauk held several positions, including Senior Vice President, Information Technology at Mid-Atlantic Medical Services, Inc., a managed care company.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that as of April 25, 2001 its executive officers, directors and greater than 10% beneficial owners are in compliance with all applicable filing requirements. David Blair and Michael Donovan will file Form 4 reports regarding the receipt of stock options upon stockholder approval of the 2000 Stock Option Plan.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation paid to or earned by the Chief Executive Officer during 2000 and the other executive officers of the Company as of December 31, 2000 who received more than $100,000 during 2000.

                                                                                   LONG-TERM
                                                                                  COMPENSATION
                                                                           -------------------------
                                              ANNUAL COMPENSATION                   AWARDS
                                    -------------------------------------- -------------------------
                                                               OTHER       RESTRICTED   SECURITIES
     NAME AND                                                  ANNUAL         STOCK     UNDERLYING      ALL OTHER
    PRINCIPAL                FISCAL    SALARY     BONUS     COMPENSATION     AWARDS      OPTIONS      COMPENSATION
    POSITIONS                 YEAR       ($)       ($)         ($)(1)        ($)(2)        (#)           ($)(3)
-------------------          -------- ---------- --------- --------------- ----------  -----------   --------------
David T. Blair                2000     $165,000   $    --       $20,000     $     --      500,000         $8,900
                              1999      111,183    15,300            --           --    1,500,000          5,500
Michael P. Donovan            2000      210,000        --            --     $     --      400,000         $   --
                              1999      174,500        --            --      301,334      600,000             --
Marshall J. Coleman           2000      192,000        --            --           --       50,000         $   --

----------------------------------
(1)  Does not include the aggregate  amount of  perquisites  and other  personal benefits,  which  were less than 10% of the total annual  salary and bonus reported and $50,000.
(2)  Represents  the total value of an award of rights to receive the equivalent of 266,667 shares of common stock of HealthExtras which was granted to Mr. Donovan in February  1999 by a predecessor  entity.  The rights vest over a four-year period commencing March 1, 1999. At December 31, 2000, the value of the unvested portion of the restricted stock award was
     $466,784.50.
(3)  Represents for 2000, matching 401k contribution of $8,900 for Mr. Blair.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table provides information regarding stock option grants to Messrs. Blair, Donovan and Coleman during the year ended December 31, 2000. The option identified as granted under the 2000 Stock Option Plan are the same options disclosed as granted to Messrs. David Blair and Donovan under "Proposal 2 - Approval of the HealthExtras 2000 Stock Option Plan."

                                                % OF
                              NUMBER OF         TOTAL                                        POTENTIAL REALIZABLE
                               SECURITIES      OPTIONS                                         VALUE AT ASSUMED
                               UNDERLYING    GRANTED TO                                         ANNUAL RATES OF
                                OPTIONS     EMPLOYEES IN      EXERCISE                            STOCK PRICE
                                GRANTED      FISCAL YEAR     PRICE PER     EXPIRATION          APPRECIATION FOR
 NAME                              (1)                         SHARE          DATE              OPTION TERMS(2)
                                                                                         ------------------------------
                                                                                              5%             10%
----------------------------- ------------- -------------- --------------- ------------  ------------------------------
David T. Blair                 500,000(3)        34%           $4.625         2010         $475,000       $2,034,000
Michael P. Donovan             400,000(4)        27%           $4.625         2010         $380,000       $1,627,000
Marshall J. Coleman             50,000(5)         3%           $4.625         2010         $ 46,000       $  193,000

--------------------------------------
(1)  All of the options granted vest in four equal annual installments beginning on the first anniversary of the date of grant.
(2)  As of December 31, 2000,  the exercise price of these options was in excess of the market price of the underlying  common stock. The dollar gains under these  columns  result from  calculations  required by the Securities and Exchange  Commission's rules and are not intended to forecast future price appreciation for  HealthExtras'  common stock. It is important to note that options  have value only if the stock price  increases  above the  exercise price shown in the table during the effective option period.
(3)  Options to purchase  350,000 of these  shares were  granted  under the 1999 Stock Option Plan on June 7, 2000 and expire on June 7, 2010;  options to purchase 150,000 of these shares were granted  under the 2000 Stock Option Plan, subject to stockholder  approval of that plan, on October 4, 2000 and expire on October 4, 2010.
(4)  Options to purchase  280,000 of these  shares were  granted  under the 1999 Stock Option Plan on June 7, 2000 and expire on
     June 7, 2010;  options to purchase  120,000 of these shares were granted  under the 2000 Stock Option Plan, subject to stockholder  approval of that plan, on October 4, 2000 and expire on October 4, 2010.
(5)  These options were granted under the 1999 Stock Option Plan on June 7, 2000 and expire on June 7, 2010.

OPTION VALUE AT FISCAL YEAR END

         The following table provides information regarding unexercised stock options for Messrs. Blair, Donovan and Coleman as of December 31, 2000. Messrs. Blair, Donovan and Coleman did not exercise any stock options during the year ended December 31, 2000.

                                           NUMBER OF SECURITIES                         VALUE OF UNEXERCISED
                                      UNDERLYING UNEXERCISED OPTIONS                    IN-THE-MONEY OPTIONS
                                          AT FISCAL YEAR-END (#)                     AT FISCAL YEAR-END ($)(1)
                                    ------------------------------------        -------------------------------------
NAME                                EXERCISABLE          UNEXERCISABLE          EXERCISABLE           UNEXERCISABLE
----------------------------        -------------        ---------------        -------------        ----------------
David T. Blair                           375,000              1,625,000             ---                    ---
Michael P. Donovan                       150,000                850,000             ---                    ---
Marshall J. Coleman                       75,000                275,000             ---                    ---

======================================================================================================================
(1)  None of the options were in the money as of December 31, 2000.

EMPLOYMENT AGREEMENTS

      HealthExtras has executed employment agreements with David T. Blair and Michael P. Donovan, both of which were effective January 1, 2000. The Company also had an employment agreement with Mr. Coleman, but it has been rescinded in connection with his becoming a consultant to the Company after December 31, 2000.

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

      Upon an executive's termination for cause, or upon an executive's voluntary resignation, that executive shall be entitled only to such compensation and benefits as shall have accrued through the date of the executive's termination or resignation, as the case may be. In the event that an executive is terminated for any reason other than cause or voluntary resignation, including termination by reason of death or disability, that executive shall receive payments under the employment agreement due for the remaining term of the employment agreement, provided that such payment shall not be less than the payment due for a 12 month period. Upon an executive's voluntary resignation or termination for cause during the term of the agreement, each employment agreement provides that, for a period of two years from the date of termination, the executive will not compete directly or indirectly with HealthExtras' business, nor will the executive solicit or contract with entities contracting with HealthExtras.

DIRECTORS' COMPENSATION

      Directors who are not employees of the Company are entitled to receive a fee of $2,500 for each Board of Directors meeting and $500 for each committee meeting attended, plus travel and incidental expenses incurred in attending meetings and carrying out their duties as directors. On June 7, 2000, the Board of Directors approved the Directors' 2000 Stock Option Program (the "Program"), subject to stockholder approval at the Annual Meeting of Stockholders in 2001. The Program authorizes grants options to purchase an aggregate of 200,000 shares of common stock.

      Under the Program, and subject to the availability of shares under the Program and stockholder approval, each non-employee director became entitled to non-qualified options to purchase 15,000 shares of common stock as of the June 7, 2000 date of adoption of the Program if they were directors on that date. Non-employees who first become a director after that date become entitled to options to purchase 15,000 shares upon their becoming directors. Subsequently, non-employee directors who have been a director since the previous Annual Meeting of Stockholders become entitled to additional grants of non-qualified stock options for 5,000 shares of stock on the day after each Annual Meeting of Stockholders. All options granted become vested on the first anniversary of their date of grant. Also, options immediately vest and become exercisable upon termination of service due to retirement, death or disability. Additionally, the vesting of options accelerates upon a change in control of the Company (as defined in the plan). Directors options have a ten year term and an exercise price equal to the closing price for the HealthExtras common stock on the Nasdaq Stock Market on the date of the grant. Mr. Thomas Blair has waived his right to compensation for performing services as a director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table provides information as of April 25, 2001, derived from beneficial ownership reports filed with the SEC and furnished to the Company, about the shares of HealthExtras common stock that may be considered to be owned by each beneficial owner of more than 5% of the Company's outstanding common stock, by each director or nominee for director of the Company, by each of the named executive officers in the executive compensation table, and by all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown, and the business address of such person is HealthExtras, Inc., 2273 Research Boulevard, Second Floor, Rockville, Maryland 20850.

                                                                                                           Percent of
                                                                              Number of                   Common Stock
  Name                                                                      Shares Owned                   Outstanding
----------                                                              -------------------              ----------------

Thomas L. Blair(1)                                                             7,929,700                         27.1%
Principal Mutual Holding Company(2)                                            8,840,000                         30.3%
Health Partners(3)                                                             4,140,000                         14.2%
BCE Emergis Corporation(1,4)                                                   4,330,000                         14.8%
David T. Blair(5)                                                                 36,000                             *
Marshall J. Coleman(6)                                                           100,000                             *
Michael P. Donovan(7)                                                            133,300                             *
Bette B. Anderson(8)                                                              10,000                             *
William E. Brock(8)                                                                   --                             *
Edward S. Civera                                                                      --                             *
Thomas J. Graf(2,9)                                                               10,000                             *
Frederick H. Graefe(10)                                                              400                             *
Julia M. Lawler(2,9)                                                                  --                            --
Karen E. Shaff(2,9)                                                                2,000                             *
All directors and executive officers as a group (10                            8,075,530                         27.7%
persons)

--------------------------------------
*Less than 1% of outstanding shares.
(1)    Thomas L.  Blair and his wife may be deemed the beneficial owners of an aggregate of 7,929,700  shares of common stock.
       Of the total shares,  Mr. Blair has sole power to vote and to invest  4,154,700  shares and Mrs. Blair has sole power to vote and to invest 3,775,000  shares.  Mr. Blair has  granted, subject to certain change in control  provisions, an option  to BCE
       Emergis  Corporation,  formerly United Payors & United  Providers,  which is now an  indirect, wholly owned subsidiary of BCE
       Emergis, Inc., to purchase prior to October 1, 2003 a total of 4,330,000 shares of HealthExtras common stock for an aggregate exercise price of $4 million.
(2)    Thomas J. Graf, Julia M. Lawler  and  Karen E. Shaff, directors  of  HealthExtras, are  employed  by Principal Mutual  or  an affiliate of that Company. The address of Principal Mutual is 711 High Street, Des Moines, Iowa 50392.
(3)    A  Schedule  13D Report  was  filed on December 22, 1999 by  Health Partners,  Capital Z  Financial Services Fund  II,  L.P.,
       ("Fund II") which serves as general partner of Health  Partners,  Capital Z Partners,  L.P.,  which is the general partner of
       Fund II, and Capital Z Partners, Ltd, which is the general partner of Capital Z Partners, L.P. That Schedule 13D also reports that Steven M.  Gluckstern,  who is the Chairman of the Board,  and Robert Spass,  who is the Deputy Chairman of the Board of
       Capital Z Partners,  Ltd., may be deemed to be the beneficial  owners of the shares held by Health  Partners and that Messrs.
       Gluckstern and Spass disclaim any such beneficial ownership.  The business address for Health Partners is 54 Thompson Street,
       New York, New York 10012.
(4)    The business  address for BCE Emergis  Corporation is 2273 Research  Boulevard,  Fourth Floor,  Rockville, Maryland 20850.
(5)    Does not include options to purchase 375,000 shares of common stock at an exercise price of $13.20  per share which are exercisable and 87,500 shares of common stock at an exercise price of $4.625 which become vested on June 7, 2001.
(6)    Does not include options to purchase 75,000 shares of common stock at an exercise  price of $13.20 per share which are exercisable and options to purchase 12,500 shares of common stock at an exercise price of $4.625 which become vested on June
       7, 2001.
(7)    Does not include options to purchase 300,000 shares of common stock at an exercise  price of $13.20 per shares,  which are exercisable and 70,000 shares of common stock at an exercise price of $4.625 which become vested on June 7, 2001.
(8)    Does not  include  options  to  purchase  15,000  shares of common  stock granted,  on June 7, 2000 to each of Ms. Anderson and Mr. Brock under the 2000 Directors'  Option Plan,  subject to stockholder  approval of that plan,  which become vested on
       June 7, 2001.
(9)    Mr. Graf, Ms. Lawler and Ms. Shaff disclaim any beneficial ownership with respect  to  the  shares  beneficially  owned
       Principal Mutual Holding Company.
(10)   Does not  include  options  to  purchase  15,000  shares of common  stock granted on January 2, 2001 to Mr. Graefe under the
       2000 Directors' Option Plan, subject to stockholder approval of that plan, which become vested on January 2, 2002.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The following are transactions involving Thomas L. Blair, the Chairman of the Board, including transactions prior to April 2000 involving, United Payors & United Providers, which became a subsidiary of BCE Emergis, Inc. on or about March 28, 2000, and the Company. Mr. Blair was the Chairman of the Board of Directors, Co-Chief Executive Officer and beneficial owner of an aggregate of approximately 38.2% of United Payors & United Providers common stock prior to its acquisition by BCE Emergis.

      Effective January 1, 1999, the Company entered into an agreement with United Payors & United Providers, whereby United Payors & United Providers provided administrative services for the Company and was reimbursed for the costs incurred. The amount paid by the Company for such services was $1.2 million, for the year ended December 31, 2000. Under a revised agreement dated December 22, 1999, services to be provided by United Payors & United Providers subsequent to March 31, 2000, are limited primarily to services relating to information technology and communications and are paid on a cost plus fee basis. The amount paid for these services under the revised agreement was $829,000 for the year ended December 31, 2000.

      In addition, The Company entered into an agreement dated December 22, 1999, to lease office space under a non-cancelable sublease agreement with United Payors & United Providers. The sublease agreement provides for annual escalations and for the payment by the Company of its proportionate share of the increase in the costs of operating the building. Rent expense for the year ended December 31, 2000, was $363,600.

      As of December 31, 1999, the Company owned 40,150 shares of common stock, or 0.2% of the outstanding common stock, of United Payors & United Providers. All of these shares were sold in March 2000 for aggregate proceeds of $1,084,050, resulting in a gain of $551,735.

      During 2000, the Company entered into a joint venture with Southern Aircraft Leasing Corporation, owned by the Chairman of the Board of the Company, whereby the Company invested $988,500 for a fractional interest of approximately 45% in two aircraft used for corporate business purposes. For corporate business purposes, the Company also utilizes the services of an aircraft owned by Southern Aircraft Leasing Corporation. For the year ended December 31, 2000, the Company paid $109,575 for utilizing the services of this aircraft.

CONFORMED

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 30, 2001                       HEALTHEXTRAS, INC.



                                           By: /s/ Michael P. Donovan
                                               ---------------------------------
                                                   Michael P. Donovan
                                                   Chief Financial Officer