Form 10-Q
period 2001-03-31
HEALTHEXTRAS INC
filed 2001-05-14
CIK 1090403

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X]         QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ________________TO ____________
                         COMMISSION FILE NUMBER 0-31014

                               HEALTHEXTRAS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  52-2181356
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
  incorporation or organization)

          2273 RESEARCH BOULEVARD, 2ND FLOOR, ROCKVILLE, MARYLAND 20850
               (Address of principal executive offices, zip code)

                                 (301) 548-2900
                (Registrant's phone number, including area code)

                                 Not Applicable
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        ------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of common stock, par value $.01 per share, outstanding on May 10, 2001 was 29,186,157.

                               HEALTHEXTRAS, INC.

                          FIRST QUARTER 2001 FORM 10-Q

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

     ITEM 1.     Financial Statements

         Balance Sheets as of December 31, 2000 and March 31, 2001
          (Unaudited)..........................................................1

         Statements of Operations and Comprehensive Loss for the Three
              Months Ended March 31, 2000 and 2001 (Unaudited).................2

         Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 2001 (Unaudited)..............................3

         Notes to Financial Statements.........................................4

     ITEM 2   Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................5

     ITEM 3   Quantitative and Qualitative Disclosures About Market Risk.......8

PART II       OTHER INFORMATION

SIGNATURES



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      HEALTHEXTRAS, INC.
                                  CONSOLIDATED BALANCE SHEETS

                                                                December 31,        March 31,
                                                                    2000              2001
                                                               ----------------  ----------------
                                                                                   (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 28,921,312      $ 24,556,701
   Accounts receivable, net                                          3,799,270         5,297,538
   Deferred charges:
     Direct                                                          3,050,603         2,835,505
     Marketing and promotion                                           508,447         1,049,382
   Other current assets                                                731,061           732,496
                                                               ----------------  ----------------
       Total current assets                                         37,010,693        34,471,622
Fixed assets, net                                                    4,588,153         4,722,862
Goodwill, net                                                        9,120,104         8,966,393
Other assets                                                         1,325,156         1,273,786
                                                               ----------------  ----------------
       Total assets                                               $ 52,044,106      $ 49,434,663
                                                               ================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                          $  7,555,031      $  7,795,423
   Purchase consideration due for IPM                                  956,075             6,722
   Other current liabilities                                            22,876            32,500
   Deferred revenue                                                  7,121,349         6,551,119
                                                               ----------------  ----------------
       Total current liabilities                                    15,655,331        14,385,763
                                                               ----------------  ----------------
   Long-term liabilities                                               150,211                 -
                                                               ----------------  ----------------
       Total liabilities                                            15,805,542        14,385,763
                                                               ----------------  ----------------
Stockholders' equity
   Preferred stock, $0.01 par value, 5,000,000 shares
     authorized, none issued                                                 -                 -
   Common stock, $0.01 par value, 100,000,000 shares
     authorized, 28,902,600 and 29,186,157 shares
     issued and outstanding at December 31, 2000
     and March 31, 2001, respectively                                  289,026           291,862
   Additional paid-in capital                                       54,149,068        55,819,274
   Retained earnings                                               (17,946,192)      (20,838,121)
   Deferred compensation                                              (253,338)         (224,115)
                                                               ----------------  ----------------
       Total stockholders' equity                                   36,238,564        35,048,900
                                                               ----------------  ----------------
       Total liabilities and stockholders' equity                 $ 52,044,106      $ 49,434,663
                                                               ================  ================

   The accompanying notes are an integral part of these financial statements.




                                                   HealthExtras, Inc.
                              Consolidated Statements of Operations and Comprehensive Loss


                                                                                   For the three months ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                     2000              2001
                                                                                 -------------     -------------
                                                                                           (unaudited)
Revenue                                                                          $ 5,253,244        $23,096,629
                                                                                 -------------     -------------

Direct expenses                                                                    2,680,342         16,751,935
Product development and marketing                                                  8,829,309          6,808,131
General and administrative                                                         1,620,997          2,816,094
                                                                                 -------------     -------------
        Total operating expenses                                                  13,130,648         26,376,160
                                                                                 -------------     -------------

        Operating loss                                                            (7,877,404)        (3,279,531)


Interest income                                                                      680,757            387,907
Other income (expense), net                                                          551,097               (305)
                                                                                 -------------     -------------

        Net loss                                                                  (6,645,550)        (2,891,929)
Reclassification adjustment for realized gains included in net loss
    during the period                                                               (132,669)                 -
                                                                                 -------------     -------------
        Comprehensive loss                                                       $(6,778,219)       $(2,891,929)
                                                                                 =============     =============
Basic and diluted net loss per share                                                 $ (0.24)           $ (0.10)

Weighted average shares of common stock outstanding
    (in thousands)                                                                    27,635             29,119


                  The accompanying notes are an integral part of these financial statements.



                                           HealthExtras, Inc.
                                 Consolidated Statements of Cash Flows


                                                               For the three months ended
                                                                         March 31,
                                                              -------------------------------
                                                                  2000            2001
                                                              --------------   --------------
                                                                               (unaudited)
Cash flows from operating activities:
   Net loss                                                   $ (6,645,550)    $ (2,891,929)
   Depreciation expense                                             61,046          371,109
   Gain on sale of marketable securities                          (551,734)               -
   Non-cash compensation expense and fees                           29,223        1,354,415
   Amortization of goodwill                                              -          153,710
   Changes in assets and liabilities:
     Accounts receivable                                           (11,410)      (1,498,267)
     Deferred charges                                             (546,238)        (325,837)
     Prepaid expenses and other assets                             (18,057)          49,935
     Accounts payable and accrued expenses                       1,592,559           99,805
     Deferred revenue                                            1,888,283         (570,230)
                                                              -------------    -------------
       Net cash used in operating activities                    (4,201,878)      (3,257,289)
                                                              -------------    -------------
Cash flows from investing activities:
   Capital expenditures                                           (227,106)        (505,818)
   Payment for purchase of IPM securities                                -         (601,504)
   Sale of marketable securities                                   425,250                -
                                                              -------------    -------------
       Net cash provided by (used in) investing activities         198,144       (1,107,322)
                                                              -------------    -------------
Net decrease in cash and cash equivalents                       (4,003,734)      (4,364,611)
Cash and cash equivalents at the beginning
  of period                                                     46,971,106       28,921,312
                                                              -------------    -------------
Cash and cash equivalents at the end of period                $ 42,967,372     $ 24,556,701
                                                              =============    =============


   The accompanying notes are an integral part of these financial statements.

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

         The financial statements for the three months ended March 31, 2000 and 2001 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or in the future. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The year-end balance sheet data was derived from audited financial statements, but does not include disclosures required by generally accepted accounting principles. These condensed statements should be read in conjunction with the Company's most recent Form 10-K as of December 31, 2000.

         On December 17, 1999, in connection with the closing of the initial public offering of 5,500,000 shares of the Company's common stock at a price of $11.00 per share, HealthExtras, LLC was merged into the Company with the Company being the surviving entity (the "Reorganization") and the members of HealthExtras, LLC received an aggregate 22,100,000 shares of the Company's common stock in exchange for their member interests. The net proceeds received by the Company from the initial public offering (net of underwriting commissions and expenses of $5.6 million) were approximately $54.9 million.

2.       NET LOSS PER SHARE

         Basic net loss per share is based on the weighted average number of shares outstanding during the period. Diluted net loss per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period. Outstanding stock options to purchase 1,463,000 shares of common stock, at an exercise price less than the closing price at March 31, 2001, were excluded from the net loss per share calculation because they were antidilutive.

         In addition, during the quarter the Company recorded a non-cash expense of $1,325,000 related to common stock warrants ("Warrants") estimated to be issuable to a marketing partner based on interim performance objectives. The Company expects 750,000 Warrants with an exercise price of $5.21 will vest on June 30, 2001. The Warrants were excluded from the net loss per share calculation because they were antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      THIS FORM 10-Q CONTAINS  FORWARD-LOOKING  STATEMENTS WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WE UNDERTAKE NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. WHILE FORWARD-LOOKING STATEMENTS ARE SOMETIMES PRESENTED WITH NUMERICAL SPECIFICITY, THEY ARE BASED ON VARIOUS ASSUMPTIONS MADE BY MANAGEMENT REGARDING FUTURE CIRCUMSTANCES OVER MANY OF WHICH WE HAVE LITTLE OR NO CONTROL. FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY WORDS INCLUDING "ANTICIPATE," "BELIEVE," "ESTIMATE," "EXPECT" AND SIMILAR EXPRESSIONS. WE CAUTION READERS THAT FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, THOSE RELATING TO OUR FUTURE BUSINESS PROSPECTS, REVENUES, WORKING CAPITAL, LIQUIDITY, AND INCOME, ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT WOULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED IN THE FORWARD- LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER FROM FORWARD-LOOKING STATEMENTS INCLUDE DIMINISHING CONSUMER DEMAND, RISKS INVOLVING THE LOSS OF MARKETING PARTNERS, RISKS INVOLVING THE LOSS OF OUR BENEFIT PROVIDERS, RISKS RELATED TO REGULATION, RISKS RELATED TO ACQUISITIONS, RISKS RELATED TO COMPETITION AND OTHER RISKS AND FACTORS IDENTIFIED FROM TIME TO TIME IN OUR REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. PLEASE REFER TO THOSE RISKS IDENTIFIED UNDER THE SECTIONS "CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS", "FACTORS RELATED TO REGULATION", AND "FACTORS RELATED TO THE INTERNET AND ELECTRONIC COMMERCE" IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 2, 2001 (FILE NO. 0-31014), WHICH ARE INCORPORATED HEREIN BY REFERENCE.) SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING
ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED.

OVERVIEW

         A significant portion of our revenue is generated from the sale of membership programs that primarily provide disability benefits. While product development has been ongoing for the past several years, we began revenue-generating activities in January 1999. Prior to that time, we were a development stage enterprise, which designed and test marketed various benefit combinations. To date, we have primarily focused on the distribution of our membership programs to our business partners' customers and building recognition of our program brand. Christopher Reeve is featured prominently in our online, television, and print marketing campaigns to build brand awareness. Our objective is to affect a growing portion of our program distributions over the Internet.

         We believe our consumer research and marketing efforts have given us valuable insight into the consumer perceptions and preferences regarding the value and limitations of prevailing insurance products. Accordingly, we believe that our programs are well positioned to address the needs of our targeted market segments. As of March 31, 2001, more than 550,000 members had enrolled in our programs.

         In addition to providing supplemental health and disability benefits, we also provide pharmacy benefit management services through our subsidiary HealthExtrasRx (formerly known as International Pharmacy Management, Inc.), which we acquired on November 1, 2000. Thus, the March 2001 quarterly results include the results of operations from those pharmacy benefit management services. Information regarding the contribution of those pharmacy benefit management services is shown under the Segment Reporting section below.

         Revenue is generated by payments for program benefits. The primary determinant of HealthExtras' revenue recognition is monthly program enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. As of March 31, 2001, initial revenue was deferred for approximately 100,000 program members. HealthExtrasRx revenues from sales of prescription drugs by pharmacies in the company's nationwide network and related claims processing fees are recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using the company's on-line claims processing system. When HealthExtrasRx has an independent obligation to pay its network pharmacy providers, the company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as direct expense. Rebate revenues earned under arrangements with manufacturers are recognized as they are earned in accordance with contractual agreements. Certain of these revenues are based on estimates, which are subject to final settlement with the contracted party. Revenues from the dispensing of pharmaceuticals from the company's mail service pharmacy are recognized when each prescription is shipped.

         Direct expenses consist principally of marketing and processing fees, the cost of benefits provided to program members, and direct costs associated with HealthExtrasRx pharmacy benefit management operations. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. HealthExtras frequently maintains a prepaid expense balance with respect to the features of its programs supplied by others. Where amounts are prepaid, direct expense is recognized based on the actual membership levels in each program. These prepaid amounts were $604,000 and $680,000 at March 31, 2000 and March 31, 2001, respectively. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment trends will allow the balance at March 31, 2001 to be fully utilized prior to expiration.

         Our limited history makes it difficult to evaluate our business and prospects. We have incurred substantial operating losses since our inception, and we intend to incur ongoing marketing and brand development expenses over the next several years. It is possible that our operating losses will continue in the near term. There can be no assurance that we will maintain or grow revenues or achieve profitability in the future.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

     HealthExtras incurred an operating loss of $3.3 million for the three months ended March 31, 2001, compared to an operating loss of $7.9 million for the same period in 2000. Revenue of $23.1 million for the period ended March 31, 2001 consisted of program member payments earned during the period and sales revenue generated by HealthExtrasRx pharmacy benefit management services. Cash collections from program subscriptions and HealthExtrasRx operations for the three months ended March 31, 2001, totaled $22.5 million. Revenue and cash collections for the three months ended March 31, 2000, were $5.3 million and $7.1 million, respectively.

     Operating expenses for the three months ended March 31, 2001 totaled $26.4 million compared to $13.1 million for the same period in 2000. Direct expenses for the three months ended March 31, 2001 were $16.8 million, or 63% of total operating expenses, reflecting the cost of the benefits included in our programs, marketing and other fees payable to our distribution partners, and direct costs associated with HealthExtrasRx operations. Direct expenses for the three months ended March 31, 2000 were $2.7 million, representing 20% of total operating expenses. The significant increase in direct expenses is primarily due to the large increase in our membership base, the incremental direct costs associated with HealthExtrasRx operations, and a non-cash charge of $1.33 million for warrants we expect to be issuable to one of our marketing partners. HealthExtras incurred approximately $6.8 million, or 26% of total operating expenses, in product development and marketing costs for the three months ended March 31, 2001. These costs included $1.2 million for creative development and product endorsements, $5.0 million in direct marketing expenses, and $600,000 in market research and ongoing product development. Product development and marketing costs for the three months ended March 31, 2000 were approximately $8.8 million, or 67% of total operating expenses, including $940,000 in creative costs and product endorsements, $6.9 million in direct marketing expenses, and approximately $194,000 in market research and product development. The decrease is product development and marketing expenses is consistent with the reduction in telemarketing and television advertising during the quarter ended March 31, 2001. General and administrative expenses for the three months ended March 31, 2001 were $2.8 million, or 11% of total operating expenses, including $1.3 million in compensation and benefits, $43,000 in telephone and software expenses, $295,000 in professional fees, $142,000 in travel expenses, and $525,000 in depreciation and amortization. General and administrative expenses for the same period in 2000 were approximately $1.6 million, or 12% of total operating expenses, including $775,000 in compensation and benefits, $135,000 in other personnel costs, $83,000 in telephone and software expense, $58,000 in professional fees, and $33,000 in travel expenses. All increases in expenses were generally attributable to higher levels of operating activities.

     Interest income of $388,000 for the three months ended March 31, 2001 reflects primarily the investment of the net proceeds received upon the closing of the Company's initial public offering in December 1999. Interest income for the three months ending March 31, 2000 totaled $681,000. Other income for the three months ended March 31, 2000 consists primarily of a gain of $552,000, realized on the sale of marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

         In December 1999, we completed the sale to the public of 5,500,000 shares of the Company's common stock and received proceeds (net of underwriting commissions and expenses of $5.6 million) of approximately $54.9 million. As of March 31, 2001, we had $24.6 million in cash and cash equivalents, $20.1 million in working capital and no debt.

         The primary commitment of our capital resources is to fund expenditures relating to marketing and brand development we intend to incur over the next several years and to fund the operating losses that may occur in the near term. We also will continue to selectively evaluate acquisition opportunities.

         We currently anticipate our available cash resources will be sufficient to meet our planned working capital, capital expenditures and business expansion requirements. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

SEGMENT REPORTING

     The Company operates in two market segments as a provider of supplemental health and disability benefit programs, and as a provider of pharmacy benefit management services. The following table details financial data by segment for the three months ended March 31, 2001.

--------------------------------------------------------------------------------
                     Supplemental Health      Pharmacy Benefit
                          and Disability   Management Services           Total
--------------------------------------------------------------------------------
Revenue                     $15,434,970            $7,661,659       $23,096,629
--------------------------------------------------------------------------------
Operating expenses           18,611,037             7,765,123        26,376,160
--------------------------------------------------------------------------------
Net loss                     (2,806,964)              (84,965)       (2,891,929)
--------------------------------------------------------------------------------
Total assets                 44,934,219             4,500,444        49,434,663
--------------------------------------------------------------------------------

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

ITEM 2.  CHANGES IN SECURITIES

         The Company received net proceeds of $54.9 million, after deducting underwriting discounts and offering expenses, from its sale of 5,500,000 shares of common stock on December 17, 1999. Of the approximately $28.9 million of net proceeds remaining as of December 31, 2000, the Company used approximately $4.4 million in its operations during the quarter ended March 31, 2001 and considers that the remainder has been applied as part of its working capital to support its general business activities.

         In connection with the acquisition of International Pharmacy Management, Inc. the Company issued an aggregate of 77,300 shares of its common stock to nine officers and employees of International Pharmacy Management in consideration of their surrender of options to purchase shares of common stock of the acquired company. The shares of Company stock issued were valued at $4.50 per share, the closing price of the stock on the effective date of the agreement. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Act.

         On March 8, 2001, the Company issued 206,667 shares of common stock to certain members of management under the terms of the previously disclosed 1999 stock grant plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Not Applicable)

ITEM 5.  OTHER INFORMATION  (None)

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

     Exhibit No.                                Description
     -----------                                -----------
     2.1           Form of Reorganization Agreement by and among HealthExtras,
                   Inc., HealthExtras, LLC and Capital Z Healthcare Holding
                   Corp (1)
     3.1(a)        Certificate of Incorporation of HealthExtras, Inc (1)
     3.1(b)        Form of Amended and Restated Certificate of Incorporation (1)
     3.2           Bylaws of HealthExtras, Inc. (1)
     4.1           Specimen Stock Certificate of HealthExtras, Inc.
     4.2           Form of Stockholders' Agreement (1)
     10.1          Form of Employment Agreement between HealthExtras, Inc. and
                   David T. Blair (1)
     10.2          Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
     10.3          Program Administrator's Agreement by and between HealthExtras
                   LLC and Reliance National Insurance Company (1)
     10.4          Agreement between United Payors & United Providers, Inc. and
                   HealthExtras, Inc. (3)
     10.5          Agreement by and between United Payors & United Providers,
                   Inc. and HealthExtras, LLC. re: network access (1)
     10.6          Agreement by and between Cambria Productions, Inc. f/s/o
                   Christopher Reeve and HealthExtras, Inc. (1) (2)
     10.7          Indemnification Agreement (1)
     10.8          Sublease Agreement by and between United Payors & United
                   Providers, Inc. and HealthExtras, Inc. (3)
     10.9          Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
     10.10         Form of Registration Rights Agreement (1)
     10.11         Securities Purchase Agreement by and among HealthExtras, Inc.
                   as the Purchaser, and TD Javelin Capital Fund, L.P., Meriken
                   Nominees, LTD, et. al, as the Sellers (4)
     10.12         Form HealthExtras, Inc. 2000 Stock Option Plan (5)
     10.13         Form HealthExtras, Inc. 2000 Directors' Stock Option Plan (5)
     10.14         Warrant Agreement by and among HealthExtras, Inc. and J.C.
                   Penney Life Insurance Company (5)
     10.15         Amended Agreement by and between Cambria Productions, Inc.
                   f/s/o Christopher Reeve and HealthExtras, Inc. (5)

----------------------

(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2)  Confidential treatment requested for portion of agreement pursuant to
     Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(3) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1999.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended Deember 31, 2000.

2.   Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               HealthExtras, Inc.




Date:  May 11, 2001                    By:  /s/ David T. Blair
                                            ------------------------------------
                                            David T. Blair
                                            Chief Executive Officer and Director


Date:  May 11, 2001                    By:  /s/ Michael P. Donovan
                                            ------------------------------------
                                            Michael P. Donovan
                                            Chief Financial Officer and
                                            Chief Accounting Officer