Form 10-Q
period 2001-06-30
HEALTHEXTRAS INC
filed 2001-08-14
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from_________ to _________
                         Commission File Number 0-31014

                               HEALTHEXTRAS, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                     52-2181356
   ------------------------------         -------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)


          2273 Research Boulevard, 2nd Floor, Rockville, Maryland 20850
               (Address of principal executive offices, zip code)
                                 (301) 548-2900
                (Registrant's phone number, including area code)

                                Not Applicable
                      -----------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

The number of shares of common stock, par value $.01 per share, outstanding on August 8, 2001 was 29,216,566.

                               HEALTHEXTRAS, INC.

                          SECOND QUARTER 2001 FORM 10-Q

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I        FINANCIAL INFORMATION

  ITEM 1.     Financial Statements

   Balance Sheets as of December 31,2000 and June 30, 2001 (unaudited).........1

   Statements of Operations and Comprehensive Loss for the Three and Six
     Months Ended June 30, 2000 and 2001 (unaudited)...........................2

   Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 2001 (unaudited)........................................3

   Notes to Financial Statements...............................................4

   ITEM 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................6

   ITEM 3     Quantitative and Qualitative Disclosures About Market Risk.......9

PART II  OTHER INFORMATION

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                               HEALTHEXTRAS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         December 31,     June 30
                                                            2000           2001
                                                       --------------  -------------
                                                                        (unaudited)
                                                       --------------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                            $ 28,921,312    $ 23,450,746
  Accounts receivable, net                                3,799,270       6,436,833
  Deferred charges:
    Direct                                                3,050,603       2,720,224
    Marketing and promotion                                 508,447       1,001,500
  Other current assets                                      731,061         590,128
                                                       ------------    -------------
      Total current assets                               37,010,693      34,199,431
Fixed assets, net                                         4,588,153       4,433,632
Goodwill, net                                             9,120,104       8,812,685
Other assets                                              1,325,156       1,460,972
                                                       ------------    -------------
      Total assets                                     $ 52,044,106    $ 48,906,720
                                                       ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                $  7,555,031    $  7,459,841
  Purchase consideration due for IPM                        956,075              --
  Other current liabilities                                  22,876          40,250
  Deferred revenue                                        7,121,349       6,329,216
                                                       ------------    -------------
      Total current liabilities                          15,655,331      13,829,307
                                                       ------------    -------------
  Long-term liabilities                                     150,211              --
                                                       ------------    -------------
      Total liabilities                                  15,805,542      13,829,307
                                                       ------------    -------------

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, none issued                                      --              --
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 28,902,600 and 29,201,566 shares
    issued and outstanding at December 31, 2000
    and June 30, 2001, respectively                         289,026         292,016
  Additional paid-in capital                             54,149,068      59,642,349
  Retained earnings (deficit)                           (17,946,192)    (24,662,060)
  Deferred compensation                                    (253,338)       (194,892)
                                                       ------------    -------------
      Total stockholders' equity                         36,238,564      35,077,413
                                                       ------------    -------------
      Total liabilities and stockholders' equity       $ 52,044,106    $ 48,906,720
                                                       ============    =============

   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)



                                                       For the three months ended          For the six months ended
                                                                June 30,                              June 30,
                                                      ----------------------------      -----------------------------
                                                            2000           2001               2000           2001
                                                      -------------   ------------      ------------    -------------
Revenue                                               $  8,097,987    $ 25,846,210      $ 13,351,231    $ 48,942,839
                                                      -------------   ------------      ------------    -------------
Direct expenses                                          4,305,600      20,703,461         6,985,942      37,455,396
Product development and marketing                        7,284,715       6,654,455        16,114,024      13,462,586
General and administrative                               1,748,001       2,648,354         3,368,998       5,464,449
                                                      -------------   ------------      ------------    -------------
      Total operating expenses                          13,338,316      30,006,270        26,468,964      56,382,431
                                                      -------------   ------------      ------------    -------------

      Operating loss                                    (5,240,329)     (4,160,060)      (13,117,733)     (7,439,592)

Interest income                                            525,569         336,121         1,206,326         724,028
Other expense                                              (25,327)             --           525,770            (305)
                                                      -------------   ------------      ------------    -------------

      Net loss                                          (4,740,087)     (3,823,939)      (11,385,637)     (6,715,869)

Reclassification adjustment of realized gains
  included in net loss                                          --              --          (132,669)             --
                                                      -------------   ------------      ------------    -------------
      Comprehensive loss                              $ (4,740,087)   $ (3,823,939)     $(11,518,306)   $ (6,715,869)
                                                      ============    ============      ============    ============


Basic and diluted net loss per share                  $      (0.17)   $      (0.13)     $      (0.41)   $      (0.23)
Weighted average shares of common stock outstanding
  (in thousands)                                            27,703          29,182            27,669          29,150


   The accompanying notes are an integral part of these financial statements
                                       2

                               HEALTHEXTRAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                           For the six months ended
                                                                    June 30,
                                                      -----------------------------
                                                           2000            2001
                                                      ------------    ------------

Cash flows from operating activities:
  Net loss                                            $(11,385,637)   $ (6,715,869)
  Depreciation expense                                     123,776         761,634
  Gain on sale of marketable securities                   (551,735)             --
  Non-cash compensation expense and warrant charges         58,447       5,175,067
  Amortization of goodwill                                    --           307,419
  Changes in assets and liabilities:
    Accounts receivable                                     (3,113)     (2,637,563)
    Deferred charges                                     2,210,787        (162,674)
    Prepaid expenses and other assets                      (81,433)          5,117
    Accounts payable and accrued expenses                2,278,434        (228,027)
    Deferred revenue                                     1,900,699        (792,133)
                                                      ------------    ------------
      Net cash used in operating activities             (5,449,775)     (4,287,029)
                                                      ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                    (539,596)       (607,113)
  Payment for purchase of IPM securities                        --        (608,225)
  Sale of marketable securities                          1,084,050              --
  Other                                                   (221,552)             --
                                                      ------------    ------------
      Net cash provided by investing activities            322,902      (1,215,337)
                                                      ------------    ------------

Cash flows from financing activities:
  Proceeds from new common shares issued                        --         121,800
  Purchase of treasury stock                                    --         (90,000)
                                                      ------------    ------------
      Net cash provided by financing activities               --            31,800
                                                      ------------    ------------
Net decrease in cash and cash equivalents               (5,126,873)     (5,470,566)
Cash and cash equivalents at the beginning
  of period                                             46,971,106      28,921,312

                                                     -------------     -------------
Cash and cash equivalents at the end of period        $ 41,844,233     $ 23,450,746
                                                     =============     ============

   The accompanying notes are an integral part of these financial statements
                                       3

                               HEALTHEXTRAS, INC.

                          NOTES OF FINANCIAL STATEMENTS
                                   (unaudited)


1.   ORGANIZATION AND BASIS OF PRESENTATION
--   --------------------------------------

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

     The financial statements for the three and six months ended June 30, 2000 and 2001 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or in the future. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

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


2.   NET LOSS PER SHARE
--   ------------------

     Basic net loss per share is based on the weighted average number of shares outstanding during the period. Diluted net loss per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period. Outstanding stock options to purchase 1,307,000 shares of common stock were excluded from the net loss per share calculation because they were antidilutive.

     During the three and six month period ended June 30, 2001, the Company recorded a non-cash expense of $3,791,000 and $5,117,000 respectively, related to common stock warrants ("Warrants") issued to a marketing partner based on certain performance objectives. On July 22, 2001, the Company issued 750,000 Warrants which have an exercise price of $5.21, and vested on June 30, 2001. The Warrants were excluded from the net loss per share calculation because they were antidilutive.

3.   SEGMENT REPORTING
--   -----------------

     The Company operates in two market segments as a provider of supplemental health and disability benefit programs, and as a provider of pharmacy benefit management services. The following table details financial data by segment for the three months and six months ended June 30, 2001.

For the three months ended June 30, 2001:
-----------------------------------------

                                     Supplemental Health         Pharmacy Benefit
                                     -------------------         ----------------
                                          and Disability      Management Services                Total
                                          --------------      -------------------                -----
Revenue                                      $18,187,533               $7,658,677          $25,846,210
Operating expenses                            22,289,155                7,717,115           30,006,270
Net loss                                     (3,780,689)                 (43,250)          (3,823,939)
Total assets                                  44,122,973                4,783,747           48,906,720

For the six months ended June 30, 2001:
---------------------------------------

                                     Supplemental Health        Pharmacy Benefit
                                     -------------------        ----------------
                                          and Disability      Management Services                Total
                                          --------------      -------------------                -----
Revenue                                      $33,622,503              $15,320,336          $48,942,839
Operating expenses                            40,900,192               15,482,238           56,382,431
Net loss                                     (6,587,654)                (128,215)          (6,715,869)
Total assets                                  44,122,973                4,783,747           48,906,720


4.   RECENT ACCOUNTING PRONOUNCEMENTS
--   --------------------------------

     On July 20, 2001, the FASB issued Statements of Financial Accounting Standards No. 141 (FAS 141), BUSINESS COMBINATIONS, and No. 142 (FAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS. FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), BUSINESS COMBINATIONS.

     The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) establishing specific criteria for the recognition of intangible assets separately from goodwill, and (3) requiring unallocated negative goodwill to be written off immediately as an extraordinary gain instead of being deferred and amortized.

     FAS 142 supercedes APB 17, INTANGIBLE ASSETS. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The provisions of FAS 142 will be effective for the Company's fiscal year beginning January 1, 2002. The most significant changes made by FAS 142 are: (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

     As a result of adopting FAS 142, the Company will no longer be required to amortize goodwill related to its acquisition of International Pharmacy Management Inc. ("IPM"). The Company expects to record $615,000 in goodwill amortization during the year ended December 31, 2001 related to the acquisition of IPM.


5.   TAXES
--   -----

     The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. The Company has recorded a full valuation allowance against the Company's deferred tax assets, which are comprised predominantly of net operating loss carry forwards, due to the uncertainty as to their ultimate realization.

6.   SUBSEQUENT EVENTS
--   -----------------

     On June 29, 2001, Thomas L. Blair, Chairman of the Board of the Company, entered into a transaction with BCE Emergis, Inc. and its subsidiary, BCE Emergis Corporation, formerly United Payors & United Providers, Inc. (collectively "BCE"), whereby Mr. Blair paid an aggregate of $11.3 million to BCE in return for i) revision of the option until July 31, 2004 granted by Mr. Blair to BCE to purchase from him, for $0.92 per share, a total of 4,330,000 shares of Company common stock pursuant to which Mr. Blair (x) reacquired the option rights on 1,100,000 of the shares and (y) received the right to reacquire, prior to June 30, 2004, the option rights on the remaining 3,230,000 of the shares for $5.22 per share; and (ii) cancellation of the inactive royalty agreement between the Company and BCE.

     On July 22, 2001, the Company issued warrants to purchase 750,000 shares of its common stock to J.C. Penney Life Insurance Co. for $5.21 per share. The issuance of these warrants was pursuant to the performance provision for the year ended June 30, 2001 under the marketing arrangement entered into with J.C. Penney Life Insurance Co. in 2000.

     On August 13, 2001, the Board of Directors, in anticipation of the contemplated exercise of the J.C. Penney warrants, approved the purchase of 750,000 shares of the Company's common stock for $5.22 per share, an aggregate of $3.9 million, pursuant to Mr. Blair's offer to the Company to participate in his transaction with BCE described above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------  ----------------------------------------------------------------------

     This form 10-Q contains  forward-looking  statements  within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. While forward-looking statements are sometimes presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which we have little or no control. Forward-looking statements may be identified by words including "anticipate", "believe", "estimate", "expect" and similar expressions. We caution readers that forward-looking statements, including without limitation, those relating to our future business prospects, revenues, working capital, liquidity, and income are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include diminishing consumer demand, risks involving the loss of marketing partners, risks involving the loss of our benefit providers, risks related to regulation, risks related to acquisitions, risks related to competition, and other risks and factors identified from time to time in our reports filed with the Securities and Exchange Commission. Please refer to those risks identified under the sections "Certain Factors That May Affect Future Operating Results", "Factors Related to Regulation", and "Factors Related to the Internet and Electronic Commerce" in the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001 (File No. 0-31014), which are incorporated herein by reference. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated.


OVERVIEW
--------

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

     We believe our consumer research and marketing efforts have given us valuable insight into the consumer perceptions and preferences regarding the value and limitations of prevailing insurance products. Accordingly, we believe that our programs are well positioned to address the needs of our targeted market segments. As of June 30, 2001, more than 640,000 members had enrolled in our programs.

     In addition to providing supplemental health and disability benefits, we also provide pharmacy benefit management services through our subsidiary HealthExtrasRx (formerly known as IPM), which we acquired on November 1, 2000. Information regarding the contribution of those pharmacy benefit management services is shown under the Segment Reporting note to the financial statements.

     Revenue is generated by payments for program benefits. The primary determinant of HealthExtras' revenue recognition is monthly program enrollment. In general, revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. As of June 30, 2001, initial revenue was deferred for approximately 96,000 program members. HealthExtrasRx revenues from sales of prescription drugs by pharmacies in the Company's nationwide network and related claims processing fees are recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using the Company's on-line claims processing system. When HealthExtrasRx has an independent obligation to pay its network pharmacy providers, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as direct expense. Rebate revenues earned under arrangements with manufacturers are recognized as they are earned in accordance with contractual agreements. Certain of these revenues are based on estimates, which are subject to final settlement with the contracted party. Revenues from the dispensing of pharmaceuticals from the Company's mail service pharmacy are recognized when each prescription is shipped.

     Direct expenses consist principally of marketing and processing fees, the cost of benefits provided to program members, and direct costs associated with HealthExtrasRx pharmacy benefit management operations. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. HealthExtras frequently maintains a prepaid expense balance with respect to the features of its programs supplied by others. Where amounts are prepaid, direct expense is recognized based on the actual membership levels in each program. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment trends will allow the balance at June 30, 2001 to be fully utilized prior to expiration.

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


RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2001 TO THREE MONTHS ENDED JUNE 30, 2000

     HealthExtras incurred an operating loss of $4.2 million for the three months ended June 30, 2001, compared to an operating loss of $5.2 million for the same period in 2000. Revenue of $25.8 million for the period ended June 30, 2001 consisted of program member payments earned during the period and sales revenue generated by HealthExtrasRx PBM services. Cash collections from program subscriptions for the three months ended June 30, 2001, totaled $24.5 million. Revenue and cash collections for the three months ended June 30, 2000, were $8.1 million and $8.2 million, respectively.

     Operating expenses for the three months ended June 30, 2001 totaled $30.0 million compared to $13.3 million for the same period in 2000. Direct expenses for the three months ended June 30, 2001 were $20.7 million, or 69% of total operating expenses, reflecting the cost of the benefits included in our programs, marketing and other fees payable to our distribution partners, direct costs associated with HealthExtrasRx operations, and $3.8 million in non-cash charges relating to Warrants issued to a marketing partner. Direct expenses for the three months ended June 30, 2000 were $4.3 million, representing 32% of total operating expenses. HealthExtras incurred approximately $6.6 million, or 22% of total operating expenses, in product development and marketing costs for the three months ended June 30, 2001. These costs included $548,000 for creative development and product endorsements, $6.0 million in direct marketing expenses, and $136,000 in market research and ongoing product development. Product development and marketing costs for the three months ended June 30, 2000 were approximately $7.3 million, or 55% of total operating expenses, including $603,000 in creative costs and product endorsements, $6.14 million in direct marketing expenses, and approximately $71,000 in market research and product development. General and administrative expenses for the three months ended June 30, 2001 were $2.6 million, or 9% of total operating expenses, including $1.4 million in compensation and benefits, $234,000 in facility costs, $285,000 in professional fees, $158,000 in travel expenses, and $544,000 in depreciation and amortization. General and administrative expenses for the same period in 2000 were approximately $1.7 million, or 13% of total operating expenses, including $1.1 in compensation and benefits, $116,000 in other personnel costs, $74,000 in professional fees, and $175,000 in facility costs. All increases in expenses were generally attributable to higher levels of operating activities and growth in personnel.

     Interest income of $336,000 for the three months ended June 30, 2001 reflects primarily the investment of the Company's available cash balances. Interest income for the three months ending June 30, 2000 totaled $526,000.

SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

     HealthExtras incurred an operating loss of $7.4 million for the six months ended June 30, 2001, compared to an operating loss of $13.1 million for the same period in 2000. Revenue of $48.9 million for the period ended June 30, 2001 consisted of program member payments earned during the period and sales revenue generated by HealthExtrasRx PBM services. Cash collections from program subscriptions for the six months ended June 30, 2001, totaled $45.5 million. Revenue and cash collections for the six months ended June 30, 2000, were $13.4 million and $15.3 million, respectively.

     Operating expenses for the six months ended June 30, 2001 totaled $56.4 million compared to $26.5 million for the same period in 2000. Direct expenses for the six months ended June 30, 2001 were $37.5 million, or 66% of total operating expenses, reflecting the cost of the benefits included in our programs, marketing and other fees payable to our distribution partners, direct costs associated with HealthExtrasRx operations, and $5.1 million in non-cash charges relating to Warrants issued to a marketing partner. Direct expenses for the six months ended June 30, 2000 were $7.0 million, representing 26% of total operating expenses. HealthExtras incurred approximately $13.5 million, or 24% of total operating expenses, in product development and marketing costs for the six months ended June 30, 2001. These costs included $1.7 million for creative development and product endorsements, $11.0 million in direct marketing expenses, and $736,000 in market research and ongoing product development. Product development and marketing costs for the six months ended June 30, 2000 were approximately $16.1 million, or 61% of total operating expenses, including $1.5 million in creative costs and product endorsements, $13.1 million in direct marketing expenses, and approximately $265,000 in market research and product development. General and administrative expenses for the six months ended June 30, 2001 were $5.5 million, or 10% of total operating expenses, including $2.7 million in compensation and benefits, $470,000 in facility costs, $580,000 in professional fees, $327,000 in travel expenses, and $1.1 million in depreciation and amortization. General and administrative expenses for the same period in 2000 were approximately $3.4 million, or 13% of total operating expenses, including $1.9 million in compensation and benefits, $251,000 in other personnel costs, $127,000 in telephone and software expenses, and $132,000 in professional fees. All increases in expenses were generally attributable to higher levels of operating activities and growth in personnel.

     Interest income of $724,000 for the six months ended June 30, 2001 reflects primarily the investment of the Company's available cash balances. Interest income for the six months ending June 30, 2000 totaled $1.2 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     In December 1999, we completed the sale to the public of 5,500,000 shares of the Company's common stock and received proceeds (net of underwriting commissions and expenses of $5.6 million) of approximately $54.9 million. As of June 30, 2001, we had $23.5 million in cash and cash equivalents, $20.4 million in working capital and no debt.

     The primary commitment of our capital resources is to fund expenditures relating to marketing and brand development we intend to incur over the next several years and to fund the operating losses we anticipate in the near term. We also will continue to selectively evaluate acquisition opportunities.

     We currently anticipate our available cash resources will be sufficient to meet our planned working capital, capital expenditures and business expansion requirements. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------
         (Included in Management's Discussion and Analysis of Financial Condition and Results of Operations)

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     In the ordinary close of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims that, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.


ITEM 2   CHANGES IN SECURITIES
------   ---------------------

     On June 8, 2001, the Company issued 30,000 shares of common stock to a certain member of management under the terms of the 1999 Stock Option Plan in exchange for $121,800 in cash.

     On April 17, 2001, the Company purchased 15,000 shares of common stock in exchange for $90,000 in cash.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (NOT APPLICABLE)
-------  ------------------------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     The annual meeting of the stockholders for the company was held on June 5, 2001. The following matters were submitted to a vote of the stockholders:

     1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes:



                                           For          Against     Abstain
                                        ----------      -------     -------
         William E. Brock  .........    28,186,921         7,850     None
         Edward S. Civera  .........    28,186,921         7,850     None
         Karen E. Shaff    .........    28,029,975       164,696     None


     2. The adoption of the HealthExtras, Inc. 2000 Stock Option Plan was approved by a count of 27,921,702 affirmative votes, 227,099 negative votes, and 45,870 abstentions.

     3. The adoption of the HealthExtras, Inc. 2000 Directors' Stock Option Program was approved by a count of 28,063,403 affirmative votes, 84,398 negative votes, and 46,870 abstentions.

4. The appointment of PricewaterhouseCoopers LLP as independent auditors of the company was ratified by a count of 28,060,666 affirmative votes, 131,550 negative votes, and 2,455 abstentions.

There were no broker non-votes reported with respect to any of the matters subject to shareholder vote.

ITEM 5.  OTHER INFORMATION  (NONE)
-------  -----------------  ------

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K
-------  ---------------------------------

1. The following exhibits are filed as part of this report unless noted otherwise:

     Exhibit No.                                Description
     -----------                                -----------
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

--------------

(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2)  Confidential  treatment  requested  for portion of  agreement  pursuant to
     Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(3) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1999. (4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000. (5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 2000.

2.   Reports on Form 8-K

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 14, 2001      By:  /s/ Thomas L. Blair
                                 -------------------------------
                                 Thomas L. Blair
                                 Chairman of The Board


Date:  August 14, 2001      By:  /s/ David T. Blair
                                 -------------------------------
                                 David T. Blair
                                 Chief Executive Officer and Director


Date:  August 14, 2001      By:  /s/ Michael P. Donovan
                                 -------------------------------
                                 Michael P. Donovan
                                 Chief Financial Officer and
                                 Chief Accounting Officer