Form 10-Q
period 2001-09-30
HEALTHEXTRAS INC
filed 2001-11-14
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from_________ to _________
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

                                Not Applicable
                -------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

The number of shares of common stock, par value $.01 per share, outstanding on November 14, 2001 was 31,487,348.

                               HEALTHEXTRAS, INC.

                          Third Quarter 2001 Form 10-Q

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

    ITEM 1. Financial Statements

       Consolidated Balance Sheets as of December 31, 2000 and
         September 30, 2001 (Unaudited)......................................1

       Consolidated Statements of Operations and Comprehensive
         Loss for the Three and Nine Months Ended September 30, 2000
         and 2001 (Unaudited)................................................2

       Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2000 and 2001 (Unaudited)............................3

       Notes to Financial Statements.........................................4

    ITEM 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................7

    ITEM 3. Quantitative and Qualitative Disclosures About Market
              Risk..........................................................10

PART II  OTHER INFORMATION

SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                               HEALTHEXTRAS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                  December 31,     September 30
                                                      2000             2001
                                                  -----------      ------------
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents                       $28,921,312       $32,005,082
  Accounts receivable                               3,799,270         6,247,338
  Deferred charges:
    Direct                                          3,050,603         2,700,819
    Marketing and promotion                           508,447         1,640,908
  Other current assets                                731,061           780,044
                                                  -----------       -----------
      Total current assets                         37,010,693        43,374,191
Fixed assets, net                                   4,588,153         4,618,174
Goodwill, net                                       9,120,104         8,658,975
Other assets                                        1,325,156         1,398,641
                                                  -----------       -----------
      Total assets                                $52,044,106       $58,049,981
                                                  ===========       ===========

Current liabilities:
  Accounts payable and accrued expenses           $ 8,533,982       $ 9,594,149
  Deferred revenue                                  7,121,349         6,148,917
                                                  -----------       -----------
      Total current liabilities                    15,655,331        15,743,066
Long-term liabilities                                 150,211                --
                                                  -----------       -----------
      Total liabilities                            15,805,542        15,743,066
                                                  ===========       ===========

Stockholders' equity:
  Preferred stock, $0.01 par value,
    5,000,000 shares authorized, none issued               --                --
  Common stock, $0.01 par value, 100,000,000
    shares authorized, 28,902,600 and
    31,487,348 shares issued and outstanding
    at December 31, 2000 and September 30,
    2001, respectively                                289,026           314,874
  Additional paid-in capital                       54,149,068        66,785,166
  Retained earnings (deficit)                     (17,946,192)      (24,627,457)
  Deferred compensation                              (253,338)         (165,669)
                                                  -----------       -----------
      Total stockholders' equity                   36,238,564        42,306,915
                                                  -----------       -----------
      Total liabilities and stockholders'
        equity                                    $52,044,106       $58,049,981
                                                  ===========       ===========

   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)


                                                      ----------------------------      -----------------------------
                                                        For the three months ended      For the nine months ended
                                                                September 30,                    September 30,
                                                      ----------------------------      -----------------------------
                                                            2000           2001               2000           2001
                                                      -------------   ------------      ------------    -------------
Revenue                                                 $10,783,770    $ 28,891,474    $ 24,135,001    $ 77,834,313

Direct expenses                                           5,698,061      19,657,143      12,684,003      57,112,539
Product development and marketing                         7,069,249       6,957,396      23,183,272      20,419,982
General and administrative                                1,921,801       2,501,984       5,290,798       7,966,433
                                                        -----------    ------------    ------------    ------------
   Total operating expenses                              14,689,111      29,116,523      41,158,073      85,498,954
                                                        -----------    ------------    ------------    ------------

   Operating loss                                        (3,905,341)       (225,049)    (17,023,072)     (7,664,641)

Interest income                                             492,767         259,652       1,699,094         983,680
Other income (expense), net                                 (14,528)             --         511,242            (305)
                                                        -----------    ------------    ------------    ------------

   Net income (loss)                                     (3,427,102)         34,602     (14,812,736)     (6,681,267)

Reclassification adjustment for
  realized gains on marketable
  securities arising during the
  period                                                         --              --        (132,669)             --
                                                        -----------    ------------    ------------    ------------
   Comprehensive loss                                   $(3,427,102)   $     34,602    $(14,945,405)   $ (6,681,267)
                                                        ===========    ============    ============    ============

Weighted average shares of common
  stock outstanding (in thousands)- basic                    27,703          28,916          27,681          29,071
Weighted average shares of common
  stock outstanding (in thousands)- diluted                  27,703          29,789          27,681          29,071

Net income (loss) per share - basic                     $     (0.12)   $       0.00    $      (0.54)   $      (0.23)
Net income (loss) per share - diluted                   $     (0.12)   $       0.00    $      (0.54)   $      (0.23)


   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Nine months ended September 30,
                                                    -------------------------------
                                                          2000            2001
                                                     ------------    ------------
Cash flows from operating activities:
  Net loss                                           $(14,812,736)   $ (6,681,267)
  Depreciation expense                                    306,697       1,118,521
  Gain on sale of marketable securities                  (551,735)             --
  Non-cash compensation expense and fees                   87,670       5,692,461
  Amortization of goodwill                                     --         461,129
  Changes in assets and liabilities:
    Accounts receivable                                  (849,087)     (2,448,068)
    Deferred charges                                    1,998,678        (782,677)
    Prepaid expenses and other assets                    (145,382)       (122,468)
    Accounts payable and accrued expenses               1,314,854         279,135
    Deferred revenue                                    2,222,630        (972,432)
                                                     ------------    ------------
      Net cash used in operating activities           (10,428,411)     (3,455,665)
                                                     ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                 (1,243,433)     (1,148,542)
  Payment for purchase of IPM securities                       --        (608,225)
  Sale of marketable securities                         1,084,050              --
  Other                                                  (221,552)             --
                                                     ------------    ------------
      Net cash used in investing activities              (380,935)     (1,756,767)
                                                     ------------    ------------

Cash flows from financing activities:
  Proceeds from new common shares issued                       --      12,601,202
  Repurchase and retirement of common stock                    --      (4,305,000)
                                                     ------------    ------------
      Net cash provided by financing activities                --       8,296,202
                                                     ------------    ------------
  Net increase (decrease) in cash and cash
   equivalents                                        (10,809,346)      3,083,770
  Cash and cash equivalents at the beginning
   of period                                           46,971,106      28,921,312
                                                     ------------    ------------
  Cash and cash equivalents at the end
   of period                                         $ 36,161,760    $ 32,005,082
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

         The financial statements for the three and nine months ended September 30, 2000 and 2001 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or in the future. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The information contained herein should be read in conjunction with the Company's Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001.

         Pursuant to an agreement dated September 25, 2001, the Company issued 3,020,782 shares of common stock in a private placement offering in exchange for $12.0 million in cash. On August 13, 2001, the Board of Directors approved the purchase of 750,000 shares of common stock from Thomas L. Blair, Chairman of the Board. The transaction is reflected in the Financial Statements as a repurchase and retirement of common stock.

2.       NET INCOME (LOSS) PER SHARE
--       ---------------------------

         Basic net income (loss) per share is based on the weighted average number of shares outstanding during the period. Diluted net income per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period. The diluted effect of outstanding common stock options of 525,300 equivalent shares were excluded from the diluted earnings per share for the nine months ended September 30, 2001 because they were antidilutive. The diluted effect of outstanding common stock options was 630,689 equivalent shares which were included in the diluted earnings per share for the three months ended September 30, 2001.

         During the three and nine month period ended September 30, 2001, the Company recorded a non-cash expense of $488,000 and $5,605,000 respectively, related to common stock warrants ("Warrants") issued to a marketing partner based on certain performance objectives. On July 22, 2001, the Company issued 750,000 Warrants which have an exercise price of $5.21, and vested on June 30, 2001. The diluted effect of outstanding Warrants was 242,532 equivalent shares which were included in the diluted earnings per share for the three months ended September 30, 2001.

3.       SEGMENT REPORTING
--       -----------------

         The  Company   operates  in  two  market  segments  as  a  provider  of
supplemental health and disability benefit programs, and as a provider of pharmacy benefit management services. The following table details financial data by segment for the three months and nine months ended September 30, 2001.

For the three months ended September 30, 2001:
----------------------------------------------
                                     Supplemental Health         Pharmacy Benefit
                                          and Disability      Management Services                Total
                                     -------------------      -------------------          -----------
Revenue                                      $20,839,943               $8,051,531          $28,891,474
Operating expenses                            20,978,546                8,137,977           29,116,523
Net income (loss)                                108,210                 (73,608)               34,602
Total assets                                  52,996,924                5,053,057           58,049,981


For the nine months ended September 30, 2001:
---------------------------------------------
                                     Supplemental Health         Pharmacy Benefit
                                          and Disability      Management Services                Total
                                     -------------------      -------------------          -----------
Revenue                                     $ 54,462,446             $ 23,371,867         $ 77,834,313
Operating expenses                            61,878,738               23,620,215           85,498,953
Net loss                                     (6,479,444)                (201,823)          (6,681,267)
Total assets                                  52,996,924                5,053,057           58,049,981


4.       RECENT ACCOUNTING PRONOUNCEMENTS
--       --------------------------------

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

         As a result of adopting FAS 142, the Company will no longer be required to amortize goodwill related to its acquisition of International Pharmacy Management Inc. ("IPM"). However, such goodwill will be subject to annual impairment testing which the Company has not yet undertaken. The Company expects to record $615,000 in goodwill amortization during the year ended December 31, 2001 related to the acquisition of IPM.

         In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. FAS 144 provides guidance on the accounting for the impairment or disposal of long-lived assets. FAS 144 supercedes FAS 121 and applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), REPORTING RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS. FAS 144 is effective for financial statements issued for fiscal years beginning after
December 15, 2001 and, generally, its provisions are to be applied prospectively. The Company will adopt FAS 144 effective January 1, 2002 and does not expect any significant impact on its financial statements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   -----------------------------------------------------------------------

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

    We believe our consumer research and marketing efforts have given us valuable insight into the consumer perceptions and preferences regarding the value and limitations of prevailing insurance products. Accordingly, we believe that our programs are well positioned to address the needs of our targeted market segments. As of September 30, 2001, more than 750,000 members had enrolled in our programs.

    In addition to providing supplemental health and disability benefits, we also provide pharmacy benefit management services through our subsidiary HealthExtrasRx (formerly known as IPM), which we acquired on November 1, 2000. Information regarding the contribution of those pharmacy benefit management services is shown under the Segment Reporting note to the financial statements.

    Revenue is generated by payments for program benefits and payments from certain business partners related to new member enrollments. The primary determinant of HealthExtras' program fee revenue recognition is monthly program enrollment. In general, program fee revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program fee revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. As of September 30, 2001, initial revenue was deferred for approximately 80,000 program members. Payments from business partners are recorded as revenue, as related direct marketing expenses have exceeded payments from business partners.

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

    Direct expenses consist principally of marketing and processing fees, the cost of benefits provided to program members, and direct costs associated with HealthExtrasRx pharmacy benefit management operations. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. HealthExtras frequently maintains a prepaid expense balance or minimum enrollment commitment with respect to the features of its programs supplied by others. Where amounts are prepaid, direct expense is recognized based on the actual membership levels in each program. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased or guaranteed in advance, and there were insufficient members to utilize the coverage, the balance would be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment trends will allow the commitments at September 30, 2001 to be fully utilized prior to expiration.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

    HealthExtras incurred an operating loss of $225,000 for the three months ended September 30, 2001, compared to an operating loss of $3.9 million for the same period in 2000. Revenue of $28.9 million for the three months ended September 30, 2001 consisted of program member and business partner payments earned during the period and sales revenue generated by HealthExtrasRx PBM services, which components contributed 45%, 7%, and 48% respectively to the increase over the comparable period of the prior year. Cash collections for the three months ended September 30, 2001, totaled $28.9 million. Revenue and cash collections for the three months ended September 30, 2000, were $10.8 million and $11.1million, respectively.

    Operating expenses for the three months ended September 30, 2001 totaled $29.1 million compared to $14.7 million for the same period in 2000. Direct expenses for the three months ended September 30, 2001 were $19.7 million, or 67% of total operating expenses, reflecting the cost of the benefits included in our programs, marketing and other fees payable to our distribution partners, direct costs associated with HealthExtrasRx operations, and $488,000 in non-cash charges relating to Warrants issued to a marketing partner. Direct expenses for the three months ended September 30, 2000 were $5.7 million, representing 39% of total operating expenses. HealthExtras incurred approximately $7.0 million, or

24% of total operating expenses, in product development and marketing costs for the three months ended September 30, 2001. These costs included $547,000 for creative development and product endorsements, $6.3 million in direct marketing expenses and $143,000 in market research and ongoing product development. Product development and marketing costs for the three months ended September 30, 2000 were approximately $7.1 million, or 48% of total operating expenses, including $87,000 in creative costs for print advertisements, $793,000 for media production, including television, radio, print and Internet advertising, $4.8 million in media distribution expenses, $250,000 in product endorsement costs, and $265,000 in market research and ongoing product development. General and administrative expenses for the three months ended September 30, 2001 were $2.5 million, or 9% of total operating expenses, including $1.5 million in compensation and benefits, $261,000 in facility costs, $64,000 in professional fees, $194,000 in travel expenses, and $511,000 in depreciation and amortization charges. General and administrative expenses for the three months ended September 30, 2000 were $1.9 million, or 13% of total operating expenses, including $1.0 million in compensation and benefits, $95,000 in other personnel costs, $34,000 in telephone and software expenses, $117,000 in professional fees, $132,000 in facilities expenses, and $183,000 in depreciation and amortization charges.

    Interest income of $260,000 for the three months ended September 30, 2001 reflects primarily the investment of the Company's available cash balances. Interest income for the three months ended September 30, 2000 totaled $493,000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

    HealthExtras incurred an operating loss of $7.7 million for the nine months ended September 30, 2001, compared to an operating loss of $17.0 million for the same period in 2000. Revenue of $77.8 million for the nine months ended September 30, 2001 consisted of program member and business partner payments earned during the period and sales revenue generated by HealthExtrasRx PBM services, which components contributed 54%, 17%, and 29% respectively to the increase over the comparable period of the prior year. Cash collections for the nine months ended September 30, 2001, totaled $74.4 million. Revenue and cash collections for the nine months ended September 30, 2000, were $24.1 million and $26.4 million, respectively.

    Operating expenses for the nine months ended September 30, 2001 totaled $85.5 million compared to $41.2 million for the same period in 2000. Direct expenses for the nine months ended September 30, 2001 were $57.1 million, or 67% of total operating expenses, reflecting the cost of the benefits included in our programs marketing and other fees payable to our distribution partners, direct costs associated with HealthExtrasRx operations, and $5.6 million in non-cash charges relating to Warrants issued to a marketing partner. Direct expenses for the nine months ended September 30, 2000 were $12.7 million, or 31% of total operating expenses, reflecting the cost of the benefits included in our programs and compensation payable to our distribution partners. HealthExtras incurred approximately $20.4 million, or 24% of total operating expenses, in product development and marketing costs for the nine months ended September 30, 2001. These costs included $2.2 million for creative development and product endorsements, $17.3 million in direct marketing expenses, and $879,000 in market research and ongoing product development. Product development and marketing costs for the nine months ended September 30, 2000 were approximately $23.2 million, or 56% of total operating expenses, including $1.1 million in creative costs, $4.5 million for media production, including print and Internet advertising, $807,000 in product endorsement, and approximately $530,000 in market research and product development. General and administrative expenses for the nine months ended September 30, 2001 were $8.0 million, or 9% of total operating expenses, including $4.2 million in compensation and benefits, $731,000 in facility costs, $644,000 in professional fees, $521,000 in travel expenses, and $1.6 million in depreciation and amortization charges. General and administrative expenses for the nine months ended September 30, 2000 were $5.3 million, or 13% of total operating expenses, including $3.0 million in compensation and benefits, $346,000 in other personnel costs, $161,000 in telephone and software expenses, $249,000 in professional fees, $263,000 in facilities expenses, and $307,000 in depreciation and amortization charges.

    Interest income of $984,000 for the nine months ended September 30, 2001 reflects primarily the investment of the Company's available cash balances. Interest income for the nine months ended September 30, 2000 totaled $1.7 million.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Pursuant to an agreement dated September 25, 2001, the Company completed a private placement of approximately 3,020,000 newly issued shares of the Company's common stock, and received proceeds of approximately $12 million. As of September 30, 2001, we had $32.0 million in cash and cash equivalents, $27.6 million in working capital and no debt.

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

ITEM 2   CHANGES IN SECURITIES
------   ---------------------

    In connection with a Securities Purchase Agreement dated September 25, 2001, the Company issued a total of 3,020,782 shares of its common stock and warrants to purchase an additional 845,816 shares of common stock to the purchasers of, and placement agent for, this offering. All of the warrants expire on September 26, 2005 and have an exercise price of $5.37 per share.

    The  offering  was  made  only  to  qualified   institutional  investors  or
institutional accredited investors in reliance upon Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

    Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

    Not Applicable

ITEM 5.  OTHER INFORMATION
-------  -----------------

    Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K
-------  ---------------------------------

 1. The following exhibits are filed as part of this report unless noted otherwise:

     Exhibit No.                                          Description
     2.1          Form of Reorganization Agreement by and among HealthExtras,
                  Inc., HealthExtras, LLC and Capital Z Healthcare Holding Corp
                  (1)
     3.1(a)       Certificate of Incorporation of HealthExtras, Inc (1)
     3.1(b)       Form of Amended and Restated Certificate of Incorporation (1)
     3.2          Bylaws of HealthExtras, Inc. (1)
     4.1          Specimen Stock Certificate of HealthExtras, Inc.
     4.2          Form of Stockholders' Agreement (1)
     4.3          Form of Warrant to Purchase Common Stock of the Registrant (6)
     10.1         Form of Employment Agreement between HealthExtras, Inc. and
                  David T. Blair (1)
     10.2         Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
     10.3         Program Administrator's Agreement by and between HealthExtras
                  LLC and Reliance National Insurance Company (1)
     10.4         Agreement between United Payors & United Providers, Inc. and
                  HealthExtras, Inc. (3)
     10.5         Agreement by and between United Payors & United Providers,
                  Inc. and HealthExtras, LLC. re: network access (1)
     10.6         Agreement by and between Cambria Productions, Inc. f/s/o
                  Christopher Reeve and HealthExtras, Inc. (1) (2)
     10.7         Indemnification Agreement (1)
     10.8         Sublease Agreement by and between United Payors & United
                  Providers, Inc. and HealthExtras, Inc. (3)
     10.9         Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
     10.10        Form of Registration Rights Agreement (1)
     10.11        Securities Purchase Agreement by and among HealthExtras, Inc.
                  as the Purchaser, and TD Javelin Capital Fund, L.P., Meriken
                  Nominees, LTD, et. al, as the Sellers (4)
     10.12        Form HealthExtras, Inc. 2000 Stock Option Plan (5)
     10.13        Form HealthExtras, Inc. 2000 Directors' Stock Option Plan (5)
     10.14        Warrant Agreement by and among HealthExtras, Inc. and J.C.
                  Penney Life Insurance Company (5)
     10.15        Amended Agreement by and between Cambria Productions, Inc.
                  f/s/o Christopher Reeve and  HealthExtras, Inc. (5)
     10.16        Securities Purchase Agreement dated September 25, 2001 by and between the Registrant and Investors Signatory thereto (6)

--------------

(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2)  Confidential treatment requested for portion of agreement pursuant to
     Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(3) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1999.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 2000.
(6) Incorporated herein by reference into this document from the Exhibits to the Form S-3 initially filed on October 29, 2001.


2.   REPORTS ON FORM 8-K
--   -------------------

    The Company filed a Current Report on Form 8-K dated October 2, 2001 reporting items related to the Securities Purchase Agreement entered into by the Company.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 14, 2001         By:  /s/ Thomas L. Blair
                                 -------------------------------
                                      Thomas L. Blair
                                      Chairman of The Board


Date:  November 14, 2001         By:  /s/ David T. Blair
                                 -------------------------------
                                      David T. Blair
                                      Chief Executive Officer
                                      and Director


Date:  November 14, 2001         By:  /s/ Michael P. Donovan
                                 -------------------------------
                                      Michael P. Donovan
                                      Chief Financial Officer and
                                      Chief Accounting Officer