Form 10-K
period 2001-12-31
HEALTHEXTRAS INC
filed 2002-03-29
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to ___________
                         Commission File Number 0-31014

                               HEALTHEXTRAS, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                     52-2181356
-------------------------------        --------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


          2273 Research Boulevard, 2nd Floor, Rockville, Maryland 20850
          -------------------------------------------------------------
               (Address of principal executive offices, zip code)
                                 (301) 548-2900
                                 --------------
                (Registrant's phone number, including area code)

                                Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

The number of shares of Common Stock, par value $.01 per share, outstanding on March 26, 2002 was 31,969,087. As of March 26, 2002, assuming as fair value the last sale price of 2.80 per share on The Nasdaq National Market, the aggregate fair value of shares held by non-affiliates was approximately $41,562,082.

 Documents incorporated by reference:  ------------------------------------  The
Company's Proxy Statement for its annual meeting of stockholders to be held in June, 2002, a definitive copy of which will be filed within 120 days of December 31, 2001, is incorporated by reference in Part III of this Report on Form 10-K.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I

     Item 1.  Business....................................................3
     Item 2.  Properties.................................................14
     Item 3.  Legal Proceedings..........................................14
     Item 4.  Submission of Matters for a Vote of Security Holders.......14

PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters........................................15
     Item 6.  Selected Financial Data....................................16
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................17
     Item 7A  Quantitative and Qualitative Disclosures About Market
              Risk.......................................................29
     Item 8.  Financial Statements and Supplementary Data................29
     Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................29

PART III

     Item 10. Directors and Executive Officers of the Registrant.........30
     Item 11. Executive Compensation.....................................30
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................30
     Item 13. Certain Relationships and Related Transactions.............30

PART IV

     Item 14. Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K................................................31

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

                                     PART 1

ITEM 1.  BUSINESS
-------  --------

     OVERVIEW

         HealthExtras, Inc. (the "Company" or "HealthExtras") is a diversified provider of pharmacy, health and disability benefits. The Company currently provides benefits to over 1.2 million members and the Company's clients include managed care organizations, large employer groups, unions, government agencies, small businesses, as well as individual consumers. Since its inception HealthExtras has focused on the sale of supplemental health programs to individual consumers and small businesses. While the Company will continue to benefit from its supplemental health membership base, the Company's primary strategic focus is expanding its pharmacy benefit management (PBM) business through sales to self-insured employer groups and managed care organizations. The Company operates and reports in two segments: pharmacy benefit management and supplemental health. Financial information about each segment is presented in the footnotes to the financial statements filed with this Form 10-K.

         The Company was incorporated in Delaware in July 1999, as the successor to certain predecessor companies. Our principal executive offices are located at 2273 Research Boulevard, Rockville, Maryland 20850. Our telephone number is 301-548-2900.

     Pharmacy Benefit Management
     ---------------------------

         The Company's integrated pharmacy benefit management services include: network pharmacy claims processing, mail order services, benefit design consultation, drug utilization review, formulary management and drug data analysis services. Additionally, the Company operates a national retail pharmacy network with over 50,000 participating pharmacies. The significant majority of the Company's pharmacy benefit management revenues are derived from pharmacy benefit management services provided to health plan sponsors, including self-insured employers. Our PBM services entail managing member prescription drug utilization to ensure high-quality, cost-effective pharmaceutical care through a combination of managed care principles, advanced data analysis and technologies, and active client specific program management.

     INDUSTRY OVERVIEW

         Prescription drug spending is the fastest growing component of health care costs in the United States. The Centers for Medicare and Medicaid (CMS) estimate that 2000 U.S. prescription drug spending ($116.9 billion) made up almost 9% of total U.S. health care expenditures ($1.3 trillion) for the year. CMS projects that by 2010, prescription drug spending will be $366 billion, making up almost 14% of total U.S. health care expenditures. CMS is projecting average annual increases in prescription drug spending of over 12% through 2010, compared to approximately 7% per year increases for total health costs during this period.

         Some of the primary factors influencing these trends include:

         * Higher drug utilization as pharmaceuticals increasingly become the first approach in disease treatment
         * Increasing availability of prescription benefits to health plan members, individuals, and retirees
         * An anticipated increase in new drugs available in the marketplace due to ongoing research and development on the part of pharmaceutical companies
         *   Higher  costs  for  newly-developed   drug  therapies
         *   An aging population
         * Growing demand for prescription drugs due to effective direct-to-consumer advertising by drug manufacturers

         These trends create significant challenges for health insurers, employers, government entities, and other payors that provide a drug benefit as part of the health plans they offer to members of their respective organizations. Many of these payors utilize the services of pharmacy benefit management companies to assist them in providing a cost-effective prescription drug benefit as part of their health plan, and to better understand the impact of prescription drug utilization on their overall health expenditures and the quality of the treatments members receive.

         Market share for PBM services in the U.S. is highly concentrated with a small number of firms controlling over 70% of prescription volume and member lives. Even though this market is highly competitive, HealthExtras believes it can capitalize on market segments that are not well served by these large PBMs and become a national alternative to the larger competitors in the PBM industry.

     ACQUISITION OF CATALYST RX, INC.

         On November 14, 2001 the Company acquired control of Catalyst Rx, Inc. and Catalyst Consultants, Inc. ("Catalyst"). The acquisition is intended to accelerate our marketing of pharmacy benefits to large employer groups, managed care organizations and third party administrators. Catalyst's success is attributable to offering employer groups differentiated benefit design options, personal service, consultative expertise, clinical review programs and access to market specific retail pharmacy networks, all of which enhances its ability to manage pharmacy benefit costs for clients. Catalyst provides pharmacy benefit management services to a variety of organizations including governmental sponsors, self-insured employers and third party administrators. Catalyst's website allows clients and members access to plan-specific information including covered and excluded benefits, member copayments and drug/disease information. The operations of Catalyst are located in Las Vegas, Nevada.

     PRESCRIPTION BENEFIT MANAGEMENT PRODUCTS

         Our PBM services entail managing member prescription drug utilization to ensure high-quality, cost-effective pharmaceutical care through a combination of managed care principles, advanced data analysis and technologies, and pro-active client specific program management. Our PBM services include:

         *   Benefit plan design and consultation
         *   Formulary administration
         * Development of formulary compliance and therapeutic intervention programs
         *   Retail pharmacy network contracting and administration
         *   Advanced decision support and data analysis services
         * Flexible, customized reporting available via secure Internet connection
         *   Mail order pharmacy
         * Prescription benefits and discount programs tailored for businesses with a high percentage of low wage or part time employees

     BUSINESS STRATEGY

         Prescription drug costs continue to grow rapidly, reflecting both increased drug utilization and price inflation. These factors should contribute to an increasing opportunity to market cost effective pharmacy benefits. Additionally, we believe that there will be a growing market for pharmacy benefits including potentially significant opportunities with Medicare eligibles. Pharmacy programs are attractive because the discount pricing and benefit administration are highly automated and reliable at the point of sale. We anticipate that the refinement and distribution of pharmacy benefits and services will be the major focus of our growth strategy in the future. We believe this growth will be driven by traditional pharmacy benefit administration services marketed to employer groups, managed care organizations, and third party administrators, as well as direct to consumer and small business offerings. HealthExtras provides its clients the tools, information, and specialized expertise needed to provide the best drug therapy to their membership, while simultaneously working to lower the costs associated with a pharmacy benefit plan.

         We Intend to Increase Our Pbm Client Base by Targeting Certain Market Segments
------------------------------------------------------------------------------

         *  Mid-Tier Managed Care Organizations  (MCOs):
            ---------------------------------------------
            MCOs represent over 20 million lives and $8 billion in annual drug spending. There are hundreds of MCOs which cover under 200,000 lives. We are targeting these MCOs as a source of significant growth. MCOs of this size are increasingly dissatisfied with the level of service and results they are receiving from larger PBM companies that devote most of their attention to one-million-plus member MCOs. HealthExtras has demonstrated that it can provide these Mid-Tier MCOs with a complete, full-service PBM that includes all of the features larger PBMs offer, with superior customer service, market specific retail networks and customized benefit plans.

         *  Large Employer Groups (Self-Insured):
            -------------------------------------
            Representing over 12 million lives, employers in this segment are large enough to need a full-service PBM solution to manage their increasing prescription benefits costs, but are not Fortune 500-size companies that the largest PBMs typically serve. HealthExtras has a significant number of clients in this segment, particularly in the Western United States where many of Catalyst's self-insured employer clients are based. By utilizing the information-based cost containment strategies described below, HealthExtras offers these clients favorable results as compared to larger PBMs, and greater level of customer service.

         *  Third Party  Administrators  (TPAs):
            ------------------------------------
            There are over 150 TPAs in the U.S. which focus primarily on administering the health benefits of their clients. TPAs provided services to over 17 million employees, dependents, and retirees in 2001, paying over $17 billion in total health claims. As the TPA market continues to consolidate, and TPA clients increasingly seek out complete health benefits solutions from their TPA, we believe an increasing number of TPAs will be seeking a PBM partner to administer the prescription benefits of their clients.

         *  State and Local Governments:
            ----------------------------
            Clients in this market segment often have fixed budgets for the prescription benefits that are offered to current members as well as retirees. With some state governments having a workforce and retiree population that rivals a Fortune 1000 employer, these clients are seeking the same customer service, attention to detail, and bottom line results. Because the vast majority of members in this market segment are geographically concentrated, HealthExtras can analyze the prescribing and utilization trends associated with a state and local government entity and actively influence physicians' prescribing practices in a particular region. These physician interactions draw on peer-reviewed clinical studies, generic drug utilization patterns, and the insights offered by the physicians themselves to deliver better care at lower costs.

         *  Seniors and Medicare-Eligibles:
            -------------------------------
            This market segment is the least 'mature' of any in the prescription benefits arena. More than 40% of all prescriptions written in the U.S. are for retirees, who make up only 13% of the U.S. population. In addition, the Medicare health care program for the 39 million Americans over age 65 does not include any prescription benefit. Similarly, 3.2 million Americans between ages 55 and 64 have no prescription benefit. Total drug spending for the Medicare population is estimated to be $71 billion in 2001, with the average annual per capita drug spending for the Medicare population reaching $1,750. Through targeted marketing of the affordable generic copay products, fully insured products, and prescription discount programs, we believe we will be successful in generating revenue by providing seniors and retirees prescription benefits that may otherwise be unavailable or prohibitively expensive. Additionally, in August of 2001, HealthExtras submitted its application to the Centers for Medicare and Medicaid (CMS) to become a Medicare-endorsed provider of Prescription Discount Cards to members of the Medicare population. This discount card program was proposed by President Bush in July 2001 as a near-term effort to provide Medicare enrollees some form of savings on prescription drug costs, while Congress begins to develop a more comprehensive Medicare prescription benefit. Although initial implementation of the discount card program was delayed, the CMS has stated that it still intends on proceeding with the program.

         We Seek to Leverage Local Market Dynamics to Build Customized Networks and Manage Drug Spending
--------------------------------------------------------------------------------

         Although clients contract with HealthExtras to provide PBM services nationwide, capitalizing on local and regional market dynamics is an effective way to manage drug spending and differentiate our PBM services from those offered by our competitors.

         *  Customized Pharmacy Networks:
            -----------------------------
            In order to obtain greater pharmacy discounts for its clients, HealthExtras works with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality, based on the concentration of client members in that area, and the `foot-traffic' those members represent to a drug, grocery, or retail chain's non-pharmacy business. HealthExtras has established customized pharmacy networks in the Las Vegas, NV, Tidewater, VA and Albuquerque, NM regions and intends to develop similar networks in other parts of the country.

         *  Physician  `Counter-Detailing':
            -------------------------------
            To help its clients effectively manage their prescription drug spending without compromising patient care, HealthExtras works closely with its clients' top prescribing physicians to identify opportunities for cost savings, through the use of generic equivalents, formulary compliance, and over-the-counter medications. This `counter-detailing' is performed by HealthExtras clinical pharmacists who meet with physicians at their practices and review their prescribing trends for members of PBM programs that HealthExtras offers or manages. The interaction in these meetings is clinician-to-clinician, and is usually welcomed by physicians, who often do not realize the savings they can help a patient or plan sponsor achieve through increased utilization of generic equivalents, lower-priced brands, or over-the-counter products. Our experience indicates that client savings through `counter-detailing' can range from five to twenty percent.

     Data Analysis and Reporting to Improve Cost Experience and Quality of Care
-------------------------------------------------------------------------------

         HealthExtras manages prescription drug spending while enhancing patient care by performing client-specific data analysis to develop trends, insights, and conclusions that result in improved care while reducing costs. Many PBMs offer a variety of data analysis techniques from both a clinical and financial perspective. HealthExtras differentiates itself by using the information it derives from its systems to obtain regionally favorable prescription pricing; to pro-actively influence the drivers of prescription drug utilization; and to monitor clinical formulary and disease management trends.

         HealthExtras provides its clients Web-enabled decision support for prescription benefit plan management, clinical evaluations, disease management, and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze detail in a particular drug, prescriber, member, or pharmacy. This functionality enables HealthExtras' clients to measure successes relative to formulary and disease management initiatives and will assist in the identification of specific patient populations that will benefit from specialty pharmacy programs.

     COMPETITION

         We believe the primary competitive factors in our PBM businesses are price, quality of service and scope of available services. Scale is an important factor in negotiating prices with pharmacies and manufacturers. Though we have other advantages to offset our comparatively small size, we could face more pricing competition in the future. We believe our principal competitive advantages are our commitment to provide flexible and customized service to our clients, our ability to leverage local market dynamics to build customized networks and manage prescription drug spending, and the information-based cost-containment methods we use to enhance care while lowering costs.

         There are a significant number of national and regional PBMs in the United States, several of which have significantly greater financial, marketing and technological resources at their disposal to expand their client base and grow their businesses. The largest, national companies include Merck-Medco Managed Care, L.L.C., a subsidiary of Merck & Co., Inc., ("Merck-Medco"); AdvancePCS, Express Scripts, and CaremarkRx, Inc.; as well as large health insurers and certain HMOs which have their own PBM capabilities. In addition, a competitor that is owned by a pharmaceutical manufacturer may have pricing advantages that are unavailable to us and other independent PBMs. However, we believe our independence from pharmaceutical manufacturer ownership allows us to make unbiased formulary recommendations to our clients, balancing both clinical efficacy and cost.

         Consolidation has been, and may continue to be, an important factor in all aspects of the pharmaceutical industry, including the PBM segment. We will continue to evaluate additional acquisition and joint venture opportunities to enhance our business strategy of differentiated pharmacy services.

         Some of our PBM services, such as disease management services, informed decision counseling services and medical information management services, compete with those being offered by pharmaceutical manufacturers, other PBMs, large national companies, specialized disease management companies and information service providers.

     Supplemental Health Programs
     ----------------------------

         HealthExtras is a provider of supplemental health programs that utilizes a variety of direct marketing channels to offer individuals, small businesses and employer groups customizable and affordable benefits. The Company has strategic relationships with nationally recognized insurance underwriters, and its marketing partners include many of the nation's largest financial institutions, along with leading affinity groups, associations, and Internet companies. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote its supplemental health programs. We have contracted with insurance companies to underwrite the insurance components of our programs. As a result, we do not assume any insurance underwriting risk. The financial responsibility for the payment of claims resulting from a qualifying disability, or other event covered by the insurance features of our programs, is borne by third-party insurers. All of the insurance and service features included in these programs are supplied by outside vendors.

         The benefits of our supplemental health programs have historically been uneconomic to offer to consumers through traditional, commission-driven distribution channels. By leveraging our membership base to obtain group rates, we are able to offer benefits to members at a cost which we believe is less than they would have to pay individually for comparable benefits.

     BUSINESS STRATEGY

         We have established strategic marketing relationships with many of the nation's largest credit card issuing banks for access to their customers. We have also entered into agreements with national insurance companies and direct insurance marketers to expand the distribution of our products. These agreements provide for various marketing initiatives, including telemarketing, direct mail, statement inserts, statement messages, direct-response television, banner placements and e-mail. These communications feature Christopher Reeve and provide information about HealthExtras supplemental health programs. HealthExtras compensates these partners based principally on a commission basis for the supplemental health programs purchased in response to these communications.

         Our marketing partner agreements are typically for a term of 12 months, with automatic annual renewal unless cancelled upon written notice 30 or 90 days prior to an anniversary date. Some contracts also provide for termination by either party without cause upon 30 or 90 days prior written notice.

     COMPETITION

         We consider that our supplemental health programs compete with the traditional distributors of insurance, such as captive agents, independent brokers and agents, and direct distributors of insurance. Insurance companies and distributors of insurance products are increasingly competing with banks, securities firms and mutual fund companies that sell insurance or alternative products to similar consumers. Traditionally, regulation separated much of the activity in the financial services industry; however, recent regulatory changes have begun to permit other financial institutions to sell insurance.

         We believe that the principal competitive factors in our supplemental health markets are price, brand recognition, marketing expertise, ability to fulfill customer purchase requests, customer service, reliability of delivery, ease of use, and technical expertise and capabilities. Many of our current and potential competitors, including Internet directories and search engines and traditional insurance agents and brokers, have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than our own. Certain of these competitors may be able to secure products and services on more favorable terms than we can obtain.

         Any of the firms described above could seek to compete against us in providing supplemental health benefits through traditional channels or by copying our products or business model. Increased competition may result in reduced operating margins, loss of market share and damage to our brand. We cannot assure you that we will be able to compete successfully against current and future competitors or that competition will not harm our business, results of operations and financial condition.

     GOVERNMENT REGULATION

         Various aspects of our businesses are governed by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our business or financial position.

         *  Pharmacy Benefit Management Regulation.
            --------------------------------------
            Certain federal and state laws and regulations affect or may affect aspects of our PBM business. Among these are the following:

            -  FDA  Regulation.
               ----------------
               The U.S. Food and Drug  Administration  ("FDA")   generally  has
               authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmacy benefit managers that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA withdrew the Notice and Draft Guidance in the fall of 1998, stating that it would reconsider the basis for such Guidance. The FDA has not addressed the issue since the withdrawal. However, there can be no assurance that the FDA will not again attempt to assert jurisdiction over certain aspects of our PBM business in the future and, in such event, the impact could materially adversely affect our operations, business or financial position.

            -  Anti-Remuneration/Fraud and Abuse Laws.
               ---------------------------------------
               Federal law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of individuals covered by federally funded health care programs, including Medicare, Medicaid and CHAMPUS or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made under Medicare, Medicaid, CHAMPUS or other federally funded health care programs. Several states also have similar laws that are not limited to services for which Medicare or Medicaid payment may be made. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs.

               The federal statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the Department of Health and Human Services, and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

               To our knowledge, these anti-remuneration laws have not been
               applied  to prohibit  PBMs from  receiving   amounts  from  drug
               manufacturers in connection with drug purchasing and formulary management programs, to therapeutic intervention programs conducted by independent PBMs, or to the contractual relationships such as those we have with certain of our clients. In late 1999, it was reported that the U.S. Attorney's Office in Philadelphia had issued subpoenas to Merck-Medco and PCS (now AdvancePCS), both PBMs, and Schering-Plough Corp., a pharmaceutical manufacturer. We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on us.

            -  ERISA Regulation.
               -----------------
               The Employee Retirement Income Security Act of 1974 ("ERISA") regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide PBM services. We believe that the conduct of our business is not generally subject to the fiduciary obligations of ERISA. However, there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

               In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-remuneration statutes discussed in the immediately preceding section; in particular, ERISA does not provide the statutory and regulatory "safe harbor" exceptions incorporated into the health care statute. Like the health care anti-remuneration laws, the corresponding provisions of ERISA are broadly written and their application to particular cases is often uncertain. We have implemented policies, which include disclosure to health plan sponsors with respect to any commissions paid by us that might fall within the scope of such provisions, and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities to meet the requirements of the statute.

          Numerous state laws and regulations also affect aspects of our business.

         Among these are the following:

         *  Comprehensive   PBM   Regulation.
            --------------------------------
            Although no state has passed legislation regulating PBM activities in a comprehensive manner, such legislation has been introduced previously in a number of states. In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy ("NABP", an organization of state boards of pharmacy), the National Association of Insurance Commissioners ("NAIC", an organization of state insurance regulators), and the National Committee on Quality Assurance ("NCQA", an accreditation organization) are considering proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts they promulgate. In addition, standards established by NCQA could materially impact us directly as a PBM, and indirectly through the impact on our health plan clients, where applicable.

         *  Consumer Protection Laws.
            -------------------------
            Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. In addition, pursuant to a settlement agreement entered into with seventeen states on October 25, 1995, Merck-Medco Managed Care, LLC ("Medco"), the PBM subsidiary of pharmaceutical manufacturer Merck & Co., agreed to have pharmacists affiliated with Medco mail service pharmacies disclose to physicians and patients the financial relationships between Merck-Medco and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another. We believe that our contractual relationships with drug manufacturers and retail pharmacies do not include the features that were considered problematic in these settlement agreements. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

         *  Network Access Legislation.
            --------------------------
            A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or removal of a network provider. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation). We have not been materially affected by these statutes.

         *  Legislation Affecting Plan Design.
            ----------------------------------
            Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA-approved drugs. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but it may apply to certain of our clients, such as HMOs and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This development could have a material adverse effect on our business.

         *  Licensure Laws.
            ---------------
            Many states have licensure or registration laws governing certain types of ancillary health care organizations, including PPOs, TPAs, and companies that provide utilization review services. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We have registered under such laws in those states in which we have concluded, after discussion with the appropriate state agency, that such registration is required.

         *  Legislation Affecting Drug Prices.
            ----------------------------------
            Some states have adopted so-called "most favored nation" legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. Other states have enacted "unitary pricing" legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives.

            In addition, various federal and state Medicaid agencies have raised the issue of how average wholesale price ("AWP") is calculated. AWP is a standard pricing unit used throughout the industry, as well as by us, as the basis for calculating drug pricing under our contracts with clients, pharmacies and pharmaceutical manufacturers. Changes to the standard have been suggested that could alter the calculation of drug prices for federal programs. We are unable to predict whether any such changes will be adopted, and if so, if such changes would have a material adverse impact on our financial operations.

         *  Regulation  of Financial  Risk Plans.
            -------------------------------------
            Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if the PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws.

            Many of the state laws described above may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings, and we provide services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA. Other state laws may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain. Accordingly, compliance with state laws and regulations remains a significant operational requirement for us.

         *  Privacy and Confidentiality Legislation.
            ----------------------------------------
            Our activities may involve the receipt or use of confidential, medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Regulations have been proposed at the federal level and legislation has been proposed, and in some cases enacted, in several states to restrict the use and disclosure of confidential medical information. To date, no such legislation has been enacted that adversely impacts our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

            In December 2000, the Department of Health and Human Services issued final privacy regulations, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. We may be required to comply with certain aspects of the regulations. We are assessing the steps we will have to take in complying with these regulations, which provide for a two-year implementation period. While this assessment is not yet complete, we believe compliance with these regulations may have a significant impact on our business operations. We have not yet completed an assessment of the costs we will incur in complying with these regulations, and can give no assurance that such costs will not be material to us.

            Even without new legislation and beyond the final federal regulations, individual health plan sponsor customers could prohibit us from including their patients' medical information in our various databases of medical data. They could also prohibit us from offering services that involve the compilation of such information.

         *  Regulation of Supplemental Health Benefits.
            -------------------------------------------
            Since the HealthExtras programs include insurance benefits, distribution of our programs must satisfy applicable legal requirements relating, among other things, to policy form and rate approvals, the licensing laws for insurance agents and insurance brokers, and the satisfaction by a HealthExtras member who receives the insurance benefit of requisite criteria, for example being a resident of a state which has approved the insurance policy. We believe we satisfy applicable requirements. The underwriter of the insurance benefits included in HealthExtras programs is responsible for obtaining regulatory approvals for those benefits. Independent licensed insurance agencies are responsible for the solicitation of insurance benefits involved in HealthExtras programs.

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

            One of the means by which the Company markets its programs is telemarketing, which it generally out sources to third parties. Telemarketing has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. For example such regulation limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. Some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the shared responsibility of the Company, its sub-contractors and its marketing partners.


         *  Future Regulation.
            ------------------
            We are unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our businesses or the health care industry in general, or what effect any such legislation or regulations might have on us. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or financial position.

     EMPLOYEES

         As of December 31, 2001, we had 82 personnel whose services are devoted full time to HealthExtras and its subsidiaries. We have never had a work stoppage. A collective bargaining unit does not represent our personnel. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 2.  PROPERTIES
-------  ----------

         Our offices are located in approximately 19,700 square feet of office space in Rockville, Maryland under a sublease that expires on May 30, 2004. Our subsidiaries lease a total of approximately 10,000 square feet under leases which expire in the first quarter of 2003. We believe that our office space is adequate for our existing needs and that suitable additional space on commercially reasonable terms will be available as required.

ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

         From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such legal proceedings and claims could include claims of alleged infringement of third party intellectual property rights, notices from state regulators that we may have violated state regulations, and employment-related disputes. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, significantly harm our business, financial condition or results of operations in any material respect.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

         There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

         The common stock has been quoted on the NASDAQ National Market under the symbol "HLEX" since the Company's initial public offering on December 14, 1999. The following table sets forth for the period indicated the high and low sales prices for the common stock:


                                                       High        Low
                                                       ----        ---
 1999
 ----
 December 14 - December 31...................         $ 12.38     $  7.38

 2000
 ----
 First quarter...............................         $ 11.97     $  3.88
 Second quarter..............................         $  6.13     $  3.31
 Third quarter...............................         $  6.06     $  2.50
 Fourth quarter..............................         $  6.00     $  2.38

 2001
 ----
 First quarter...............................         $  6.44     $  3.25
 Second quarter..............................         $ 10.25     $  4.88
 Third quarter...............................         $ 11.01     $  4.10
 Fourth quarter..............................         $  6.80     $  4.09

 2002
 ----
 First quarter (through March 26, 2002)......         $  6.63     $  2.80


         On March 26, 2002, the last closing sale price of the common stock, as reported by the Nasdaq National Market was $2.80 per share. As of March 26, 2002, the Company had approximately 572 stockholders of record. The Company did not pay any cash dividends in 2001 and has no plans to do so in the foreseeable future.

         In connection with the acquisition of Catalyst, the Company issued an aggregate of 366,730 shares of its common stock to Kevin C. Hooks, the sole shareholder of Catalyst. The shares of stock were valued at $6.30. The Company relied upon the exemptions from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------
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




                                                         For the Years Ended December 31,
                                                         --------------------------------
                                             1997         1998         1999          2000          2001
                                             ----         ----         ----          ----          ----

Statement of Operations Data:
Revenue...............................    $      --      $     --     $   5,327     $  44,178     $ 124,351

Direct expenses.......................           --            --         3,096        24,303        93,668
Product development and
     marketing........................        3,380         4,936        10,331        31,211        27,212
General and administrative............        1,306         1,598         2,996         8,458        11,242
                                          ---------      --------     ---------     ---------     ---------


Operating loss........................      (4,686)       (6,534)      (11,096)      (19,794)       (7,771)
Interest income (expense), net........        (556)         (110)         (351)         2,069        1,092
Other income (expense), net                     589            --          (73)           499           --
Minority Interest.....................           --            --            --         --             (96)
                                          ---------      --------     ----------    ---------       -------

Net loss..............................    $ (4,653)      $(6,644)     $(11,520)     $(17,226)     $ (6,775)
                                          =========      ========     =========     =========     =========

Basic and diluted net loss per share.           --            --      $  (0.56)     $  (0.62)     $  (0.23)
Weighted average shares of
     common stock outstanding.........          --            --        20,588        28,010        29,731

Pro forma basic and diluted net loss .    $  (0.26)      $ (0.38)           --            --            --
     per share (1)....................
Pro forma weighted average shares of
     common stock outstanding (1).....       17,680        17,680            --           --           --


                                                                     December 31,
                                          ----------------------------------------------------------------
                                             1997         1998         1999          2000            2001
                                             ----         ----         ----          ----            ----
Balance Sheet Data:
Cash and cash equivalents...........      $  9,651       $  219       $  46,971     $  28,921     $   32,009
Total assets........................        12,710        4,608          53,662        52,044         88,153
Total liabilities...................         7,770        5,531           6,298        15,806         42,372
Total stockholders' (members') equity
(deficit)...........................         4,940        (923)          47,364        36,239         45,237

--------------
(1) Reflects the formation of HealthExtras, Inc. and the Reorganization as if those events had taken place at the beginning of the period, except that no effect is given to the investment by Capital Z Healthcare Holding Corp. in HealthExtras prior to May 27, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------  ---------------------------------------------------------------

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

OVERVIEW
--------

    Since its inception HealthExtras has focused on the sale of supplemental health programs to individual consumers. These products are generally marketed to consumers in collaboration with nationally recognized financial institutions through means including telemarketing, direct mail and statement inserts.
However, over the past year, the Company has changed its strategic emphasis through its acquisitions of International Pharmacy Management, Inc., ("IPM"), now operating as HealthExtrasRx, and Catalyst both of which provide pharmacy benefit management services to self-insured employer groups and managed care organizations. These acquisitions have positioned the Company to aggressively grow this segment of its business. The Company expects this portion of its business to be the primary source of growth and profit potential in the years ahead. The consumer segment will continue to provide revenue and gross margin contributions but the Company expects to be more selective in marketing and product development expenditures as a result of increasing direct expenses for the components of our programs, increasing customer acquisition costs and higher attrition rates.

    PHARMACY BENEFIT MANAGEMENT

    Our primary PBM services consist of the automated online processing of prescription claims on behalf of our employer and managed care customers. When a member of one of our customer accounts presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with accesses to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-pay to the retail pharmacy and the pharmacist fills the prescription. On behalf of our customer accounts, we electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from customer accounts and remit the amounts owed to the retail pharmacies pursuant to our negotiated rates and retaining the difference, including claims processing fees.

    We have established a nationwide network of over 50,000 retail pharmacies. In general, self-insured employers and managed care organizations contract with us to access our negotiated retail pharmacy network rates, participate in certain rebate arrangements with manufacturers based on formulary design and the other care enhancement protocols in our system. Under these contracts, we have an independent obligation to pay network retail pharmacies for the drugs dispensed and accordingly have assumed that risk independent of our customers. Pharmacy benefit claim payments from our health plan sponsors are recorded as revenues, and reflect prescription costs to be paid to retail pharmacies are recorded as direct expenses.

    Acquisitions

    We have made two acquisitions in order to generate increased revenues and scale in the pharmacy benefit management business. The revenues from this business segment are now larger than those of the health and disability segment and are growing at a higher rate as well. On November 14, 2001, we completed the acquisition of an 80% interest in Catalyst for an aggregate purchase price of approximately $14.3 million. Consideration for the transaction consisted of $10.4 million in cash, $8.9 million of which was payable at December 31, 2001, and the remainder consisted of the assumption of debt and the issuance of common stock. The acquisition of Catalyst was accounted for using the purchase method of accounting. The excess of the purchase price paid over the net fair value of identifiable assets and liabilities of Catalyst was recorded as goodwill.

    The terms of the Catalyst acquisition agreements also require the Company to purchase the remaining 20% of the Catalyst common stock outstanding by March 14, 2003, for a price based on the future EBITDA of Catalyst. Effective March 1, 2002, this clause was amended when the Catalyst minority interest agreed to the sell the remaining 20% ownership of Catalyst to the Company for additional consideration of $5,280,000. The consideration consists of 319,033 shares of Company stock, valued at $1,056,000 on the closing date of the amendment, and $4,224,000 in cash. The stock is to be transferred to the seller on April 1, 2002, and the cash will be paid in four installments of $1,056,000, due on April 1, 2002, October 1, 2002, January 1, 2003 and March 1, 2003.

    Effective November 1, 2000, we completed the acquisition of IPM for an aggregate purchase price of approximately $9.2 million. Consideration for the transaction consisted of approximately 95% cash and the remainder in newly issued common stock. The acquisition of IPM was accounted for using the purchase method of accounting.


    Anticipated Advantages Related to Catalyst Acquisition

    We  anticipate   being  able  to  generate   competitive   and   operational
efficiencies as a result of the Catalyst acquisition by:

    * Pursuing new marketing opportunities with a broader set of plan sponsors and pharmaceutical manufacturers. Our acquisition of Catalyst provides us with a more diverse and complete set of products and services to sell to a larger customer base. For example, Catalyst is engaged in demand management, generic substitution and other clinical programs that will significantly enhance our ability to serve larger and more sophisticated customers.

    * Generating corporate overhead and information technology efficiencies. Our combination with Catalyst will allow us to better capture efficiencies in corporate overhead and information technology investments. We expect cost savings to result from the consolidation of certain corporate activities and the elimination of certain duplicated components of our corporate operations.

         Integration of the Catalyst Acquisition

    We have successfully completed the initial steps in integrating Catalyst that are necessary for us to operate as a single, combined company. We intend to operate with a combined financial, organizational and management structure so that all of our customers and employees and suppliers have access to consistent and reliable organizational infrastructure. Over the next several quarters we expect to complete additional integration steps around data processing platforms and other technology systems.

    SUPPLEMENTAL HEALTH PROGRAMS

    We generate a significant portion of our revenue from the sale of membership programs which provide disability insurance benefits. To date, we have primarily focused on the distribution of our programs to customers of our financial institution partners. Christopher Reeve is featured prominently in our marketing campaigns for these programs.

    Revenue is generated by payments for program benefits and payments from certain business partners related to new member enrollments. For program benefits, revenue reflects the numbers of individuals enrolled as well as the price level of the benefits selected. The factors which most directly effect this business include customer acquisition costs, the cost of the benefits provided relative to the fee charged, the level of compensation shared with our business partners and the attrition rate in our membership base. Over the past year we have generated lower average fees while facing increasing direct costs for benefits provided and the compensation shared with our partners. Accordingly we are evaluating opportunities to maintain the profitability of this business segment while shifting more of the up front customer acquisition cost risk to our business partners.

    The primary determinant of HealthExtras' program revenue recognition is monthly program enrollment and payments from business partners related to new member enrollments. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable fee collected from the member or paid by the marketing partner for their specific membership program. The program revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Payments from business partners related to new member enrollments are recorded as revenue to the extent of related direct expenses, which to date have exceeded payments from business partners.

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

    Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. As of December 31, 2001, more than 725,000 members had enrolled in our supplemental health programs. As of December 31, 2001, initial program revenue was deferred for approximately 65,000 program members. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by HealthExtras without any related revenue.
HealthExtras believes that current enrollment trends will allow the minimum future commitments at December 31, 2001 to be fully utilized by current enrollment levels.

RESULTS OF OPERATIONS
---------------------

    YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000
    ---------------------------------------------------------------------

         HealthExtras incurred an operating loss of $7.8 million for the year ended December 31, 2001, including a non-cash warrant charge of approximately $6.1 million relating to services provided under a marketing agreement. Total revenues of $124.4 million for 2001 included $77.5 million earned from the supplemental health segment and $46.9 million earned from pharmacy benefit management services. Total revenues increased $80.2 million in 2001 with revenue from pharmacy benefit management, program member payments and business partner revenues contributing 52.4%, 25.1% and 22.5% respectively of that growth. As the Company has increased its strategic focus on pharmacy services during the year, the majority of its revenue and revenue growth were derived from such services by the end of 2001. Much of the growth in pharmacy service revenue was attributable to the acquisitions of HealthExtras Rx (formerly IPM) and Catalyst during the fourth quarters of 2000 and 2001 respectively. HealthExtras incurred an operating loss of $19.8 million for the year ended December 31, 2000. Total revenues of $44.2 million for 2000 included $39.3 million from the supplemental health segment and $4.9 million from the pharmacy benefit management segment.

         The following table details financial data by segment for the years ended December 31, 2000 and December 31, 2001. PBM services operating results include the results for HealthextrasRx and Catalyst from the dates of acquisition.


                                             Supplemental
                                             Health and
         Year Ended December 31, 2000        Disability           PBM            Total

         Revenue                         $   39,300,891   $  4,877,149    $  44,178,040
         Operating expenses                  58,983,554      4,988,403       63,971,957
         Net loss                           (17,122,208)      (104,008)     (17,226,216)
         Total assets                        47,795,234      4,248,872       52,044,106


                                             Supplemental
                                             Health and
         Year Ended December 31, 2001        Disability           PBM            Total

         Revenue                         $   77,457,307   $ 46,893,749    $ 124,351,056
         Operating expenses                  84,832,141     47,290,368      132,122,509
         Net loss                            (6,774,263)          (386)      (6,774,649)
         Total assets                        39,637,025     48,516,310       88,153,335
         Accounts receivable                  2,758,367     19,652,601       22,410,968
         Accounts payable                     3,128,698     22,580,270       25,708,968

         Operating expenses for the year ended December 31, 2001, totaled $132.1 million. Direct expenses of $93.7 million, consisted of $50.1 million in benefit costs, warrant charges and fees payable to our distribution partners for our supplemental health and disability products and $43.6 million in direct costs associated with pharmacy benefit services consisting largely of reimbursements to network pharmacies. These direct expenses represented 70.9% of operating expenses for the period. For the year ended December 31, 2001, HealthExtras incurred $27.2 million in product development and marketing expenses, or 20.6% of total operating expenses. The primary component of the expenditures related to direct sales activities including telemarketing, direct mail and statement inserts. The expenses for these direct sales activities were approximately $21.4 million. In addition, the Company incurred approximately $2.0 million in product endorsement costs, $2.6 million for media production, including television, radio, Internet and print advertisements and $1.2 million in other marketing-related expenses. General and administrative expenses for the year totaled $11.2 million or 8.5% of total operating expenses, $7.5 million of which was related to the Company's supplemental health and disability segment while the remaining $3.7 million was related to the management of pharmacy benefits. These expenses included $6.1 million in compensation and benefits, $1.1 million in professional fees, $843,000 in facility costs, $313,000 in telephone and software costs, $466,000 in travel expenses, and $1.8 million in depreciation and amortization. Interest income for the period was approximately $ 1.1 million.

         Operating expenses for the year ended December 31, 2000, totaled $64.0 million. Direct expenses of $24.3 million, consisted of $19.8 million in benefit costs, warrant charges and fees payable to our distribution partners for our supplemental health and disability products and $4.5 million in direct costs associated with pharmacy benefit services, consisting largely of reimbursements to network pharmacies. These direct expenses represented 38.0% of operating expenses for the period. For the year ended December 31, 2000, HealthExtras incurred $31.2 million in product development and marketing expenses, or 49.0% of total operating expenses. The primary component of the expenditures related to direct sales activities including telemarketing, direct mail and statement inserts. The expenses for these direct sales activities were approximately $26.1 million. In addition, the Company incurred approximately $1.1 million in product endorsement costs, and $4.0 million in other product development and marketing related expenses. General and administrative expenses for the year totaled $8.5 million or 13.0% of total operating expenses, $8.0 million of which was related to the Company's supplemental health and disability segment while the remaining $448,000 was related to the management of pharmacy benefits. These expenses included $4.2 million in compensation and benefits, $653,000 in professional fees, $467,000 in facility costs, $308,000 in telephone and software costs, $380,000 in other personnel costs, $274,000 in travel expenses, and $702,000 in depreciation and amortization. Interest income for the period was approximately $2.1 million.

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999
    ---------------------------------------------------------------------

         HealthExtras incurred an operating loss of $19.8 million for the year ended December 31 2000, consisting of a $19.7 million loss from the Company's supplemental health operations, and a $100,000 loss from IPM. Revenue of $44.2 million consisted of program member payments earned during the period of $39.3 million and sales revenue for 2000 generated by IPM's pharmacy benefit management services of $4.9 million from the acquisition date of November 1, 2000. HealthExtras incurred an operating loss of $11.1 million for the year ended December 31, 1999. Revenue of $5.3 million consisted of annual program member payments earned during the period. The increase in revenue and program receipts was primarily attributable to the net growth in our membership for the year ended December 31, 2000. The increase in the net loss was primarily attributable to significantly increased marketing expenses.

         Operating expenses for the year ended December 31, 2000 totaled $64.0 million. Direct expenses of $24.3 million, consisted of $19.8 million in costs for benefits included in our programs and fees payable to our distribution partners and $4.5 million in direct costs associated with IPM operations. These direct expenses represented 38% of operating expenses for the period. For the year ended December 31, 2000, HealthExtras incurred $31.2 million in product development and marketing expenses, or 49% of total operating expenses, $1.2 million of which was for the continuing creative development of promotional sales materials, $4.9 million for media production, including television, radio, Internet and print advertisements, $21.2 million for media distribution, $1.1 million in product endorsement costs, and $2.8 million in market research, product development, and other marketing-related expenses. General and administrative expenses for the year totaled $8.5 million or 13% of total operating expenses, $8.0 million of which was attributable to the Company's supplemental health operations and approximately $448,000 was associated with IPM operations. These expenses included $4.2 million in compensation and benefits, $653,000 in professional fees, $467,000 in facility costs, $308,000 in telephone and software costs, $380,000 in other personnel costs, $274,000 in travel expenses, and $702,000 in depreciation and amortization. Interest income for the period was approximately $2.1 million.

         Total operating expenses for the year ended December 31, 1999, totaled $16.4 million. Direct expenses of $3.1 million consisted of the cost of obtaining the benefits included in our programs, and marketing and other fees payable to our distribution partners. These direct expenses represented 19% of operating expenses for the year. For the year ended December 31, 1999, HealthExtras incurred $10.3 million in product development and marketing expenses, or 63% of total operating expense, $4.3 million of which was incurred for the continuing creative development of promotional and sales materials, including television and print advertisements, and $1.1 million of which was product endorsement costs. Media production expenses totaled $5.1 million for print and Internet advertisement production and distribution. General and administrative expenses for the year totaled $3.0 million or 18% of total operating expenses. These expenses included $1.7 million in compensation and benefits and $205,000 in professional services. Interest expense totaled $350,000. The increase in operating expenses was attributable to the net growth in our membership as well as expanded product development and marketing for the year ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, we had $33.0 million in cash and cash equivalents, $24.6 million in operating working capital and short-term debt of $8.9 million related to the acquisition of Catalyst. As the Company has increased its PBM operations, its accounts receivable and accounts payable balances have grown significantly. In order to remain in compliance with its contractual arrangements with network pharmacies, the Company generally must reimburse claims within approximately thirty days. The Company expects to reduce its claims payable balance by between $8 and $10 million in the first quarter of 2002. In order to meet these obligations, the Company may borrow against its accounts receivable as necessary. The Company intends to manage its cash flow cycle by reducing its days outstanding on accounts receivable to as close to thirty days as is commercially practical.

         By managing accounts receivable to conform more closely to our payment obligations to suppliers, the Company should be able to generate positive operating cash flow, which when combined with available cash resources will be sufficient to meet our planned working capital, capital expenditures and business expansion requirements. However there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot assure you that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

         The Company has no off balance sheet transactions. The following table reflects our current contractual commitments as of December 31, 2001:


                                                               Payments Due by Period
                                         --------------------------------------------------------------------
                                               Total      (1 Year      1 - 3 Years   4 - 5 Years) 5 Years
                                         --------------------------------------------------------------------
         Operating leases                 $ 1,847        $   830         $ 1,017      $  --         $  --
         Unconditional purchase
         obligations                      $ 1,300        $ 1,300         $    --      $  --         $  --

         Other long-term obligations      $ 3,000        $ 1,000         $ 2,000      $  --         $  --
                                         -------------------------------------------------------------------
         Total contractual cash
         obligations                      $ 6,147        $  3,130        $ 3,017      $  --         $  --
                                         ====================================================================

CRITICAL ACCOUNTING POLICIES

         Management's Discussion and Analysis of the Financial Condition and Results of Operations discusses the Company's consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates made by the Company in preparing its financial statements include the following:


    Common Stock Warrants

         The Company records direct expense for the fair market value of common stock warrants earned or expected to be earned by a marketing partner. The Company estimates the value of the warrants at each balance sheet date using an appropriate equity-pricing model with assumptions consistent with those used in preparing the Company's fair value stock option compensation disclosures. Direct expense is based on the number of warrants expected to be issued, which is determined based on an estimate of annualized revenues as defined under the agreement with the marketing partner.

    Pharmacy Benefit Management Rebate Revenues

         Rebate revenues earned under arrangements with manufacturers are recognized as they are earned in accordance with contractual agreements and recorded as a reduction of direct expenses and a reduction of revenue if the Company has agreed to share a portion of the manufacturers rebates with the plan sponsors. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party.

    Allowance for Bad Debts

         The Company estimates reserves for doubtful PBM accounts receivable as of each balance sheet date. The Company has historically had very limited exposure to bad debts due to the nature of the employee benefits involved, the necessity of maintaining benefit continuity for its customers employees, and the general financial strength of its customer base. With respect to supplemental health benefits, almost all revenues are collected in advance via credit card and as such generate no accounts receivable exposure.

    Goodwill

         The Company carries the value of goodwill on its books at historical values. In the future, the Company will subject these historical values to the impairment testing required under FASB Statement No. 142 (described below). The Company intends to complete its initial impairment test no later than June 30, 2002.

    Intangible Assets

         Intangible assets related to the November 2001 acquisition of Catalyst were recognized under the provisions of FASB Statement No. 141 (FAS 141) (described below). Accordingly, a portion of the excess purchase price was assigned to intangible assets that were recognizable apart from goodwill. This estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations, performed by an independent consulting firm. These calculations are in the process of being finalized; thus the allocation of the purchase price to intangible assets is subject to refinement. The remaining useful life of intangible assets will be evaluated periodically and adjusted as necessary to match expected period that the assets are expected to provide economic benefits.



RECENT ACCOUNTING PRONOUNCEMENTS

         FASB Statement No. 141 (FAS 141), Business Combinations, and FASB Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets were issued July 20, 2001.

         FAS 141 changes the accounting principles for Business combinations. Some significant changes from the previous principles are: a) the purchase method of accounting must be used for all business combinations initiated after June 30, 2001; and b) specific criteria are provided for recognizing intangible assets apart from goodwill. FAS 141 is effective for all business combinations occurring after June 30, 2001.

         FAS 142 establishes the accounting principles for goodwill and intangible assets subsequent to their initial recognition. Some significant changes from the previous principles are: a) goodwill and indefinite-lived intangible assets are no longer amortized; and b) goodwill and intangible assets deemed to have an indefinite life are tested for impairment at least annually.

         The provisions of FAS 142 are not effective for the Company until January 1, 2002; however, certain provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Those provisions have been applied to the Catalyst acquisition and other purchases of intangible assets that occurred after June 30, 2001. Upon adoption of FAS 142, the Company will be required to perform an impairment analysis on the goodwill from the IPM acquisition. The Company will perform the required analysis by June 30, 2002.

         Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9") will be effective for the Company in 2002. EITF 01-9 will change the way the Company recognizes the cost of consideration provided to a marketing partner under a warrant agreement. This consideration is currently recognized as a direct expense in the consolidated statements of operations and comprehensive loss. Effective January 1, 2002, the Company will begin to recognize the cost of this consideration as a reduction of revenue from the marketing partner. Financial statements from prior periods presented for comparative purposes must be reclassified to comply with these provisions.

         On October 3, 2001 the FASB issued FASB Statement No. 144 (FAS 144), Accounting for the Impairment or Disposal of Long-Lived Assets. The objectives of FAS 144 are to address significant issues relating to the implementation of FASB Statement No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and to develop a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. FAS 144 supersedes FAS 121, however it retains the fundamental provision of FAS 121 for (1) the recognition and measurement of the impairment of long-lived assets to be held and used and (2) the measurement of long-lived assets to be disposed of by sale. FAS 144 will be effective for the Company in 2002. Implementation of FAS 144 is not expected to have any effect on the Company's financial statements.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

         Factors Related to Our Business

    Because we have a limited operating history, our business prospects are subject to a great deal of uncertainty
----------------------------------------------------------------------------

         The limited history of operating our business means that our business prospects are subject to a great deal of uncertainty and risks. Our changing strategic emphasis creates additional industry and competitive uncertainty.

    We have not been consistently profitable and may not be profitable in the future
---------------------------------------------------------------------------

         We have incurred operating losses since our inception. Even if we achieve profitability, we may not be able to maintain profitability in the future. In addition, as our business model evolves, we expect to introduce a number of new products and services that may or may not be profitable for us.

    Our pharmacy benefit management operations face significant competition
    -----------------------------------------------------------------------

         The pharmacy benefit management industry is relatively consolidated and dominated by large companies with significant resources. Many of the large pharmacy benefit management companies are owned by large companies, including pharmaceutical manufacturers, which can provide them with significant purchasing power and other advantages, which we do not have. Competitors in this industry include other pharmacy benefit management companies, drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. Pharmacy benefit management companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, the competitors referenced above are large, profitable and well-established companies with substantially greater financial and marketing resources than our resources. The significant majority of our PBM revenues are generated by our twenty largest plan sponsors. The loss of any of these significant customers could have an adverse affect on our revenues and profitability.


    If we do not manage our growth effectively, we may not be able to operate profitably
-----------------------------------------------------------------------------

         Our growth strategy, if successful, will result in further expansion of our PBM operations. We can achieve profitable operations, however, only if we are able to manage our growth effectively. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management, including those from Catalyst, and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

         We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.

    If we do not effectively manage and integrate our acquistion of Catalyst our business prospects could be damaged
--------------------------------------------------------------------------------

         Our recent acquistion of Catalyst is important to achieving the scale and operating leverage necessary to compete in this segment. Should we fail to integrate these operations and realize the expected opportunities our prospects could be damaged.

    Our pharmacy benefit management business relies on real-time management information systems
---------------------------------------------------------------------------

         Our pharmacy operations utilizes an electronic network connecting approximately 50,000 retail pharmacies to process third-party claims. The systems we utilize are provided by a third-party. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers' service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our pharmacy benefit management services depend on third-party proprietary software to perform automated transaction processing. While our pharmacy benefit management services have not experienced significant or detrimental service interruptions, and have significant back-up database capability, there can be no assurance that the business will not be harmed by these service interruptions.

    If we lose one or more of our marketing relationships, our access to potential customers would decline and sales and revenues would suffer
-------------------------------------------------------------------------

         A significant majority of all of our supplemental health program sales is attributable to two marketing partner relationships. The relationships with JCPenney and American Express provide us with access to customer leads resulting in sales to individual consumers. These relationships directly or indirectly were responsible for 62% and 17% of our supplemental health and disability segment revenues for 2001. If we lose one or more of these marketing relationships and are unable to replace them with other marketing outlets, our access to potential customers would decline and sales and revenue would suffer.

    Our supplemental health membership growth is increasingly dependent on telemarketing
--------------------------------------------------------------------------

         A significant percentage of our membership growth during 2001 was attributable to telemarketing sales. These sales involve a much higher percentage of monthly rather than annual sales than was our previous experience. The combination of these has resulted in higher initial cancellation rates and reduced enrollment persistency.

    The loss of our relationship with Christopher Reeve to promote our programs could significantly impair our brand recognition and, thus, our ability to sell our programs
-------------------------------------------------------------------------------

         Our agreement for Christopher Reeve to promote our programs currently expires in July 2005. The loss of the Christopher Reeve identification with our programs, upon termination of our contract or otherwise, could significantly reduce our ability to sell our programs.

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

         * levels of pharmacy claims expenditures, seasonal fluctuations in demand and enrollment levels;

         *  changing business mix between brand and generic prescription;

         * changes in acceptance levels for our supplemental benefit program by consumers;

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

         FACTORS RELATED TO REGULATION

    If we fail to comply with all of the various and complex laws and regulations governing our products and marketing techniques, we could be subject to fines, additional licensing requirements or the inability to market in particular jurisdictions
-------------------------------------------------------------------------------

         Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance impose strict and substantial requirements on insurance coverage sold to consumers and businesses. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. The underwriter of the insurance benefits included in HealthExtras programs is responsible for obtaining and maintaining regulatory approvals for those benefits. If the appropriate regulatory approvals for the insurance benefits included in our programs are not maintained, we would have to stop including those benefits. An independent licensed insurance agency is responsible for the solicitation of insurance benefits involved in HealthExtras programs.

         One of the means by which the Company markets its programs is telemarketing, which it generally outsourced to third parties. Telemarketing has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. For example such regulation limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. Some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. Compliance with these regulations is generally the shared responsibility of the Company, its sub-contractors and its marketing partners. The Company maintains operational controls to ensure that its marketing practices conform with applicable state and federal regulations.


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

    We could be subject to legal liability based upon the information on our website
----------------------------------------------------------------------------

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

    Our pharmacy benefit management business must comply with a range of State and Federal regulatory requirements
------------------------------------------------------------------------------

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

         Anti-Remuneration Legislation. "Anti-kickback" statutes at the federal and state level prohibit an entity from paying or receiving any compensation to induce the referral of healthcare plan beneficiaries or the purchase of items or services for which payment may be made under such healthcare plans. Additionally, state and federal regulations have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical switching programs. To our knowledge, these laws have not been applied to prohibit pharmacy benefit management companies from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to prohibit therapeutic substitution programs conducted by independent pharmacy benefit management companies, or to prohibit contractual relationships such as we have regarding these types of programs.

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

         Consumer Protection Legislation. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. We believe that our contractual relationships with drug manufacturers and retail pharmacies do not include the features that were viewed adversely by enforcement authorities. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

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

    If we are unable to safeguard the security and privacy of our program members' information, our reputation would be damaged and we could be subject to litigation and liability
--------------------------------------------------------------------------------

         A significant barrier to electronic commerce and online communications has been the need for secure transmission of confidential information over the Internet. Our ability to secure the transmission of confidential information over the Internet is essential in maintaining consumer confidence in our service. In addition, because we handle confidential and sensitive information about our program members, any security breaches would damage our reputation and could expose us to litigation and liability. We cannot guarantee that our systems will prevent security breaches.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------- ----------------------------------------------------------
         (Included in Management's Discussion and Analysis of Financial Condition and Results of Operations)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

    Our audited Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-27, attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-------  ---------------------------------------------------------------

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------- --------------------------------------------------

    Information  required  under this item is contained in the section  entitled
"Executive   Officers  and  Directors"  in  our  2001  Proxy  Statement  and  is
incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
-------- ----------------------

    Information  required under this item is contained in the sections  entitled
"Directors   Compensation"  and  "Executive  Compensation"  in  our  2001  Proxy
Statement and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------

    Information required under this item is contained in the section entitled "Stock Ownership" in our 2001 Proxy Statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

    Information required under this item is contained in the section entitled "Certain Transactions" in our 2000 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-------- ----------------------------------------------------------------

    (a) Documents filed as part of this report

        (1)    Financial Statements
               Report of Independent Accountants
               Consolidated Balance Sheets as of December 31, 2000 and 2001
               Consolidated Statements of Operations and Comprehensive Loss for
                the years ended December 31, 1999, 2000 and 2001
               Consolidated Statements of Stockholders' (Members') Equity
                (Deficit) for the years ended December 31, 1999, 2000 and 2001
               Consolidated Statements of Cash Flows for the years ended
                December 31, 1999, 2000 and 2001
               Notes to Financial Statements

        (2) All required information is included in the Company's financial statements

    (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K dated November 29, 2001 reporting items in connection with the acquisition of an 80% interest in Catalyst Rx, Inc. and Catalyst Consultants, Inc.

    The Company filed a Current Report on form 8-K dated October 5, 2001 reporting the completion of a private placement involving the issuance of 3,020,782 shares of common stock.

    (c) Exhibits

    The following exhibits are filed as part of this report unless noted otherwise:

     Exhibit No.                                          Description
     ---------------------------------------------------------------------------
       2.1        Form of Reorganization Agreement by and among HealthExtras,
                  Inc., HealthExtras, LLC and Capital Z Healthcare Holding Corp
                  (1)
       2.2        CatalystRx, Inc. Securities Purchase Agreement Dated as of
                  November 14, 2001 by and among HealthExtras, Inc. as the
                  Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller
                  (2)
       2.3        Catalyst Consultants, Inc. Securities Purchase Agreement Dated
                  as of November 14, 2001 by and among HealthExtras, Inc.as the purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)
       3.1(a)     Certificate of Incorporation of HealthExtras, Inc( 1)
       3.1(b)     Form of Amended and Restated Certificate of Incorporation (1)
       3.2        Bylaws of HealthExtras, Inc. (1)
       4.1        Specimen Stock Certificate of HealthExtras, Inc.
       4.2        Form of Stockholders' Agreement (1)
       10.1       Form of Employment Agreement between HealthExtras, Inc. and
                  David T. Blair (1)
       10.2       Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
       10.3       Reserved
       10.4       Reserved
       10.5       Reserved
       10.6       Agreement by and between Cambria Productions, Inc. f/s/o
                  Christopher Reeve and HealthExtras, Inc. (1) (3)
       10.7       Indemnification Agreement (1)
       10.8       Sublease Agreement by and between United Payors & United
                  Providers, Inc. and HealthExtras, Inc.
       10.9       Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
      10.10       Form of Registration Rights Agreement (1)
      10.11       Securities Purchase Agreement by and among HealthExtras, Inc., as the Purchaser, and TD Javelin Capital Fund, L.P., Meriken
                  Nominees, LTD, et. al, as the Sellers  (4)
      10.12       Form of HealthExtras, Inc. 2000 Stock Option Plan
      10.13       Form of HealthExtras, Inc. 2000 Directors' Stock Option
                  Plan (filed herewith)
      10.14       Warrant Agreement by and among HealthExtras, Inc. and J.C.
                  Penney Life Insurance Company
      10.15       Amended Agreement by and between Cambria Productions, Inc.
                  f/s/o Christopher Reeve and HealthExtras, Inc.
       21.1       Subsidiaries of Registrant (filed herewith)
       23.1       Consent of Independent Accountants  (filed herewith)

--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 29, 2001.
(3)  Confidential treatment requested for portion of agreement pursuant to
     Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HEALTHEXTRAS, INC.


Date March 29, 2002           By:  /s/ David T. Blair
                                  -------------------------------
                                   David T. Blair
                                   Chief Executive Officer and Director



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date March 29, 2002           By: /s/ Thomas L. Blair
                                  -------------------------------
                                  Thomas L. Blair
                                  Chairman of The Board


Date March 29, 2002           By: /s/ David T. Blair
                                  -------------------------------
                                  David T. Blair
                                  Chief Executive Officer and Director


Date March 29, 2002           By: /s/ Michael P. Donovan
                                  -------------------------------
                                  Michael P. Donovan
                                  Chief Financial Officer and
                                  Chief Accounting Officer


Date March 29, 2002           By: /s/  Edward S. Civera
                                  -------------------------------
                                  Edward S. Civera
                                  Director


Date March 29, 2002           By: /s/ Bette B. Anderson
                                  -------------------------------
                                  Bette B. Anderson
                                  Director


Date March 29, 2002           By: /s/ William E. Brock
                                  -------------------------------
                                  William E. Brock
                                  Director


Date March 29, 2002           By: /s/ Thomas J. Graf
                                  -------------------------------
                                  Thomas J. Graf
                                  Director

Date March 29, 2002           By: /s/ Carey G. Jury
                                  -------------------------------
                                  Carey G. Jury
                                  Director


Date March 29, 2002           By: /s/ Karen E. Shaff
                                  -------------------------------
                                  Karen E. Shaff
                                  Director

Date March 29, 2002           By: /s/ Frederick H. Graefe
                                  -------------------------------
                                  Frederick H. Graefe
                                  Director

                               HEALTHEXTRAS, INC.
                                    --------

                        CONSOLIDATED FINANCIAL STATEMENTS
                          at December 31, 2001 and 2000
                               AND REPORT THEREON
                                    --------

                        Report of Independent Accountants


To the Board of Directors and Stockholders of HealthExtras, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of changes in stockholders' (members') equity (deficit) and of cash flows, present fairly, in all material respects, the financial position of HealthExtras, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP




McLean, Virginia
February 5, 2002, except for the third
  paragraph of Note 3, as to which the
  date is March 1, 2002

                               HEALTHEXTRAS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    --------

                                                                                                        December 31,
                                                                                                 2000                 2001
                                                                                         -------------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents                                                              $       28,921,312   $       33,009,143
  Accounts receivable, net of allowance for doubtful accounts of $453,954 and $457,390
    in 2000 and 2001, respectively                                                                3,799,270           22,410,968
  Deferred charges:
     Direct                                                                                       3,050,603            1,204,526
     Marketing and promotion                                                                        508,447              881,832
  Other current assets                                                                              731,061              653,627
                                                                                         -------------------  -------------------
         Total current assets                                                                    37,010,693           58,160,096

Fixed assets, net                                                                                 4,588,153            5,056,235
Goodwill, net of accumulated amortization of $102,473 and
   $717,312 in 2000 and 2001, respectively                                                        9,120,104           17,566,866
Intangible assets, net of accumulated amortization of $45,713                                            --            4,449,487
Restricted cash                                                                                          --            1,000,000
Other assets                                                                                      1,325,156            1,920,651
                                                                                         -------------------  -------------------
         Total assets                                                                    $       52,044,106   $       88,153,335
                                                                                         ===================  ===================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $        4,780,832   $       25,708,968
  Purchase consideration due for IPM                                                                956,075                   --
  Notes payable                                                                                          --            8,883,069
  Accrued expenses and other current liabilities                                                  2,947,286            3,270,967
  Deferred revenue                                                                                7,121,349            4,509,055
                                                                                         -------------------  -------------------
         Total liabilities                                                                       15,805,542           42,372,059

Minority interest                                                                                        --              543,800

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued                             --                   --
  Common stock, $0.01 par value, 100,000,000 shares authorized, 28,902,600 and
    31,868,012 shares issued and outstanding at December 31, 2000 and 2001,
    respectively                                                                                    289,026              318,680
  Additional paid-in capital                                                                     54,149,068           69,747,302
  Accumulated deficit                                                                           (17,946,192)         (24,720,841)
  Deferred compensation                                                                            (253,338)            (107,665)
                                                                                         -------------------  ------------------
         Total stockholders' equity                                                              36,238,564           45,237,476
                                                                                         -------------------  ------------------
         Total liabilities and stockholders' equity                                      $       52,044,106   $       88,153,335
                                                                                         ===================  ===================


  The accompanying notes are an integral part of these consolidated financial statements

                               HEALTHEXTRAS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
                                    --------



                                                                       For the years ended December 31,
                                                                -----------------------------------------------
                                                                      1999              2000            2001
                                                                ---------------   --------------  ----------------

Revenues                                                        $    5,326,527    $   44,178,040  $   124,351,056
                                                                ----------------  --------------  ----------------
Direct expenses                                                      3,095,397        24,302,775       93,667,813
Product development and marketing                                   10,331,163        31,210,649       27,212,514
General and administrative                                           2,996,345         8,458,533       11,242,182
                                                                ----------------  --------------  ---------------
           Total operating expenses                                 16,422,905        63,971,957      132,122,509
                                                                ----------------  --------------  ---------------

Operating loss                                                     (11,096,378)      (19,793,917)      (7,771,453)

Interest income (expense), net (includes imputed interest
  applicable to related-party transactions of $268,063 for
  the year ended December 31, 1999)                                   (350,487)        2,068,421        1,092,446
Other income (expense), net                                            (73,234)          499,280          -
                                                                ----------------  --------------  ---------------
Loss before minority interest                                      (11,520,099)      (17,226,216)      (6,679,007)
Minority interest                                                           --                --          (95,642)
                                                                ----------------   -------------- ----------------
Net loss                                                           (11,520,099)      (17,226,216)      (6,774,649)

Unrealized holding losses on marketable securities arising
  during the period                                                   (479,270)               --               --
Reclassification adjustment for realized gains included in
  net loss                                                                  --          (132,669)              --
                                                                ----------------  --------------  ---------------
Comprehensive loss                                              $  (11,999,369)   $  (17,358,885) $    (6,774,649)
                                                                ================  ==============  ===============

Basic and diluted net loss per share                            $        (0.56)   $        (0.62) $         (0.23)
Weighted average shares of common stock outstanding (in
  thousands)                                                            20,588            28,010           29,731


  The accompanying notes are an integral part of these consolidated financial statements

                               HEALTHEXTRAS, INC.
               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                           (MEMBERS') EQUITY (DEFICIT)
                                    --------
              for the years ended December 31, 1999, 2000, and 2001



                                 HealthExtras, LLC                            HealthExtras, Inc.
                               ----------------------- ------------------------------------------------------------------
                             Accumulated Accumulated
                                             Other                                       Other
                                          Comprehensive                    Additional Comprehensive
                                Members     Income       Common Stock      Paid-in      Income     Accumulated Deferred
                                                       ------------------

                               (Deficit)    (Loss)     Shares   Amount    Capital      (Loss)      Deficit    Compensation    Total
                               ---------- ----------   -------- --------- ---------- -----------   --------   ------------ ---------

Balance, December 31,
 1998                       $( 1,535,232) $611,939           --  $    --    $    --   $    --      $    --    $     --     (923,293)

Grants of effective
  member interests to
  management, net of
  deferred
  compensation of
  $370,232                        97,341        --           --       --         --        --           --          --       97,341
Capital contribution
  by new member                5,000,000        --           --       --         --        --           --          --    5,000,000
Unrealized gain (loss)
  on marketable
  securities                          --  (491,817)          --       --         --    12,547           --          --     (479,270)
Noncash interest
  expense and loan
  guarantee fees                 268,063        --           --       --         --        --           --          --      268,063
Net loss for the period
  from January 1, 1999
  to December 16, 1999
  (see Note 1)               (10,800,123)       --           --       --         --        --           --          --  (10,800,123)
Reorganization, December
  17, 1999 (see Note 1)        6,969,951  (120,122)  22,100,000  221,000  (6,820,719) 120,122           --    (370,232)          --
Net proceeds from
  initial public
  offering (see
  Note 1)                             --        --    5,500,000   55,000  54,866,354       --           --          --   54,921,354
Net loss for the period
  from December 17,
  1999 to December 31,
  1999                                --        --           --       --          --       --     (719,976)         --     (719,976)
                               ---------- --------     --------  -------  ----------    -----   ----------   ---------    ---------
Balance at December 31,
  1999                                --        --   27,600,000  276,000  48,045,635  132,669     (719,976)   (370,232)  47,364,096
Amortization of deferred
  compensation                        --        --           --       --          --       --           --     116,894      116,894
Warrants expected to be
  issued in connection
  with marketing
  agreement                           --        --           --       --     254,129       --           --          --      254,129
Net proceeds from
  private placement                   --        --    1,302,600   13,026   5,849,304       --           --          --    5,862,330
Reclassification
  adjustment for realized
  gains included in net
  loss                                --        --           --       --          -- (132,669)          --          --     (132,669)
Net loss for the year                 --        --           --       --          --       --  (17,226,216)         --  (17,226,216)
                               ---------- --------     --------  -------  ----------    -----   ----------   ---------    ---------
Balance at December 31,
  2000                                --        --   28,902,600  289,026  54,149,068       --  (17,947,192)   (253,338)  36,238,564
                               ---------- --------     --------  -------  ----------    -----   ----------   ---------    ---------
Stock issued pursuant to
  stock grants                        --        --      193,300    1,933      (1,933)      --           --          --           --
Stock issued in exchange
  for services                                            2,300       23      12,512       --           --          --       12,535
Warrants issued or
  expected to be issued
  in connection with
  marketing agreement                 --        --           --       --   6,125,137       --           --          --    6,125,137
Amortization of deferred
  compensation, net of
  forfeitures                         --        --           --       --     (72,537)      --           --     145,673       73,136
Exercise of employee
  stock options                       --        --       30,000      300     121,500       --           --          --      121,800
Repurchase and retirement
  of stock                            --        --     (765,000)  (7,650) (4,297,350)      --           --          --   (4,305,000)
Net proceeds from private
  placement                           --        --    3,020,782   30,208  10,862,295       --           --          --   10,892,503
Stock issued to acquire
  pharmacy management
  contracts                           --        --       40,000      400     194,800       --           --          --      195,200
Stock issued pursuant to
  Catalyst acquisition                --        --      366,730    3,667   2,306,733       --           --          --    2,310,400
Stock issued pursuant to
  IPM acquisition                     --        --       77,300      773     347,077       --           --          --      347,850
Net loss for the year                 --        --           --       --          --       --   (6,774,649)         --   (6,774,649)
                               ---------- --------     --------  -------  ----------    -----   ----------   ---------    ---------
Balance at December 31,
  2001                                --        --   31,868,012  $318,680 $69,747,302    $  --  $(24,720,841) $(107,665) $45,237,476
                               =========  ========   ==========  ======== ===========    =====  ============  ========== ===========

  The accompanying notes are an integral part of these consolidated financial statements

                               HEALTHEXTRAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    --------


                                                                        Year ended December 31,
                                                               ---------------------------------------------
                                                                   1999           2000            2001
                                                              -------------- -------------- ---------------
Cash flows from operating activities:
  Net loss                                                    $ (11,520,099) $ (17,226,216) $   (6,774,649)
  Depreciation expense                                               89,889        599,337       1,110,281
  Noncash compensation expense and fees                              97,341        371,023       6,210,808
  Noncash interest expense                                          268,064             --              --
  Amortization of goodwill                                               --        102,473         614,839
  Amortization of intangible and other assets                            --             --          95,138
  Minority interest                                                      --             --          95,642
  Gain on sale of marketable securities                                  --       (551,735)             --
  Changes in assets and liabilities, net of effects from
   acquisitions of IPM in 2000 and Catalyst in 2001:
       Accounts receivable, net                                     (62,795)      (780,522)     (4,045,099)
       Other assets                                                (538,006)       (89,823)        298,514
       Deferred charges                                            (976,045)       (38,705)      1,472,692
       Accounts payable, accrued expenses and other
     liabilities                                                 (1,128,181)     2,189,998       1,501,902
       Deferred revenue                                           4,979,464      1,884,138      (2,612,294)
                                                              -------------- -------------- ---------------
           Net cash used in operating activities                 (8,790,368)   (13,540,032)     (2,032,226)
                                                              -------------- -------------- ---------------

Cash flows from investing activities:
  Capital expenditures                                           (1,994,736)    (3,061,247)     (1,509,391)
  Payments for purchase of IPM, net of cash acquired                     --     (7,406,398)       (608,225)
  Purchase of pharmacy contracts                                         --             --        (300,000)
  Maturity of certificate of deposit                                700,000             --              --
  Cash acquired in Catalyst acquisition, net of cash paid                --             --       2,242,370
  Sales of available for sale securities                                 --      1,084,050              --
  Deposits, restricted cash and other                                    --       (988,500)       (414,000)
                                                              -------------- -------------- ---------------
           Net cash used in investing activities                 (1,294,736)   (10,372,095)       (589,246)
                                                              -------------- -------------- ---------------

Cash flows from financing activities:
  Repayment of line of credit                                    (1,750,000)            --              --
  Cash received related to agency transaction                            --             --       1,186,000
  Proceeds from exercise of stock options                                --             --         121,800
  Capital contribution                                            5,000,000             --              --
  Repayment to members, net                                      (1,334,429)            --              --
  Payments to reacquire common stock                                     --             --      (4,305,000)
  Net proceeds from sale of common stock                         54,921,354      5,862,333      10,892,503
                                                              -------------- -------------- ---------------
  Net cash provided by financing activities                      56,836,925      5,862,333       6,709,303
                                                              -------------- -------------- ---------------
Net increase (decrease) in cash and cash equivalents             46,751,821    (18,049,794)      4,087,831
Cash and cash equivalents at the beginning of year                  219,285     46,971,106      28,921,312
                                                              -------------- -------------- ---------------
Cash and cash equivalents at the end of year                  $  46,971,106  $  28,921,312  $   33,009,143
                                                              ============== ============== ===============

  Supplemental disclosure:
     Cash paid for interest                                   $     181,729  $          --  $           --



  The accompanying notes are an integral part of these consolidated financial statmenets

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------


1.  COMPANY
--  -------

    HealthExtras,   Inc.  (the  "Company"  or   "HealthExtras")  is  a  Delaware
    corporation  organized  on  July  9,  1999  and  the  successor  to  certain predecessor companies (the "Predecessor Companies"). The Predecessor Companies include: Sequel Newco, Inc., Sequel Newco Joint Venture, Health Extras Partnership, Sequel Newco, LLP and HealthExtras LLC. Through December 31, 1998, the Company was considered to be a development stage enterprise. The Company commenced business operations with its health benefits program on November 1, 1998; however, all operating revenues were deferred and were recognized in 1999 in order to coincide with the program member benefits.

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

    The Company operates in two business segments, Pharmacy Benefit Management ("PBM") and the sale of supplemental health programs to individuals. The pharmacy benefit management segment provides self-insured employer and managed care customers with access the Company's negotiated retail pharmacy network rates, participation in certain rebate arrangements with manufacturers based on formulary design, and other care enhancement protocols in our system.

    The supplemental health segment of the Company develops and markets health and disability programs to individuals. Revenues are generated from fixed monthly membership fees and payments from marketing partners based on new member enrollments. The insurance component of the programs is underwritten through group insurance agreements purchased by the Company. The Company does not assume any insurance underwriting risk.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--  ------------------------------------------

    Principles of consolidation
    ---------------------------

    The accompanying consolidated financial statements include the accounts of HealthExtras, Inc. and its wholly owned subsidiary, HealthExtrasRx ("HealthExrasRx") formerly International Pharmacy Management, Inc. ("IPM") and its 80% owned subsidiaries, Catalyst Rx, Inc. and Catalyst Consultants, Inc. (collectively "Catalyst"). HealthExtrasRx and Catalyst are providers of Pharmacy Benefit Management ("PBM") Services. All intercompany accounts and transactions have been eliminated.

    Cash and cash equivalents
    -------------------------

    Cash and cash equivalents consist of cash and investments in highly liquid instruments with maturities of three months or less when purchased. At December 31, 2001, the Company has $1,000,000 on deposit in a restricted account with the State of Nevada as security for performance of its pharmacy benefit management obligations.

    Marketable securities
    ---------------------

    Prior to 1999, the Company purchased certain marketable securities of a related entity. Management considered all of the common stock purchased to be available for sale as defined by SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value, with net unrealized gains and losses reported as a component of other comprehensive income (loss). In 2000, the Company sold its shares in the related entity for aggregate proceeds of $1,084,050, resulting in a gain of $551,735.

    Fixed assets
    ------------

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

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", the carrying values of the Company's assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Concentration of credit risk
    ----------------------------

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

    Accounts receivable consists principally of amounts due from the Company's PBM customers. Although, the Company does not hold collateral to secure payment of its accounts receivable, its collection experience indicates limited loss exposure due to the nature of the benefits involved and the necessity of benefit continuity for plan sponsor employees. Management performs ongoing credit evaluations of its customers and provides allowances as deemed necessary. The Company has not experienced significant losses related to receivables in the past.


    Use of estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in these financial statements include the following: rebates due from pharmaceutical companies, the value of intangible assets acquired in business combinations and related amortization period, bad debt expense, income tax provisions and related valuation allowances, and the estimate of the value and number of common stock warrants to be issued to a marketing partner under a marketing compensation agreement. Actual results could differ from those estimates.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    Goodwill and other intangible assets
    ------------------------------------

    Goodwill related to the November 2000 acquisition of IPM represents the excess of acquisition costs over the fair value of net assets acquired and is amortized on a straight-line basis over its estimated useful life of 15 years.

    Goodwill and intangible assets related to the November 2001 acquisition of Catalyst were recognized under the provisions of FASB Statement No. 141 (FAS
    141) (described below). Accordingly, a portion of the excess purchase price was assigned to intangible assets that were recognizable apart from goodwill. Goodwill resulting from this acquisition is not amortized.

    FAS 141, BUSINESS COMBINATIONS, and FASB Statement No. 142 (FAS 142), GOODWILL AND OTHER INTANGIBLE ASSETS were issued July 20, 2001.

    FAS 141 changes the accounting principles for business combinations. Some significant changes from the previous principles are: a) the purchase method of accounting must be used for all business combinations initiated after June 30, 2001; and b) specific criteria are provided for recognizing intangible assets apart from goodwill. FAS 141 is effective for all business combinations occurring after June 30, 2001 and the Company's acquisition of Catalyst was accounted for in accordance with FAS 141.

    FAS 142 establishes the accounting principles for goodwill and intangible assets subsequent to their initial recognition. Some significant changes from the previous principles are: a) goodwill and indefinite-lived intangible assets are no longer amortized; and b) goodwill and intangible assets deemed to have an indefinite life are tested for impairment at least annually.

    The provisions of FAS 142 are not effective for the Company until January 1, 2002; however, certain provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. Those provisions have been applied to the Catalyst acquisition and other purchases of intangible assets that occurred after June 30, 2001. Upon adoption of FAS 142, the Company will be required to perform an impairment analysis on the goodwill from the IPM acquisition. The Company's analysis will be completed by June 30, 2002. Amortization of goodwill from the IPM acquisition, which amounted to $614,839 in 2001, will cease upon the adoption of FAS 142 on January 1, 2002.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    Income taxes
    ------------

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

    Net loss per share
    ------------------

    Basic net loss per share is based on the weighted average number of shares outstanding during the year. Diluted net loss per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the year. Diluted net loss per share is equal to basic net loss per share since the Company has operated at a loss position. The effect of common stock equivalents, which totaled 894,000 shares for the year ended December 31, 2001, has been excluded from the computation of diluted loss per share as the effect would be anti-dilutive.

    Employee stock options
    ----------------------

    The Company accounts for the fair value of its stock options granted to employees and directors in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for stock options granted, as the exercise price of the options was equal to the fair value of the underlying common stock on the date of grant.

    Revenue and direct expense recognition
    --------------------------------------

    The primary determinant of revenue recognition for supplemental health and disability benefits is monthly program enrollment and payments from certain business partners related to new member enrollments. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program revenue recognized by HealthExtras includes the cost of membership features supplied by others, including the insurance components. Direct program expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. Payments from

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    business partners related to new member enrollments are recorded as revenue to the extent of related direct expenses, which to date have exceeded payments from business partners.

    Revenue from program benefits and related direct expenses (principally marketing and processing fees and the cost of the benefits provided to program members) are initially deferred during the period in which a program member is generally entitled to obtain a refund (generally 90 days). If a member requests a refund, HealthExtras retains any interest earned on funds held during the refunded membership period. Total revenue and direct expenses attributable to the initial deferral are recognized subsequent to the end of the initial deferral period. After the initial deferral period, revenue is recognized as earned and direct expenses as incurred.

    The Company has historically maintained a prepaid balance for the cost of insurance benefits included in its programs. The carrying value of the prepayment is adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by the Company without any related revenue. In 2001, these prepaid insurance costs were fully utilized, however, the Company does maintain minimum premium commitments to various underwriters covering $1,350,000 in annualized premiums. The Company believes that current enrollment levels will allow it to fully utilize this commitment without losses for unused coverage.

    Revenues recognized from PBM services provided to employer-based health plans (the "plan sponsors") which include sales of prescription drugs by pharmacies in the Company's nationwide network and related claims processing fees are recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using the Company's on-line claims processing system. Because the Company has an independent obligation to pay its network pharmacy providers, the Company includes payments from plan sponsors for these benefits as revenues and payments to its pharmacy providers as direct expense. Rebate revenues earned under arrangements with manufacturers are recognized as they are earned in accordance with contractual agreements and recorded as a reduction of direct expenses and a reduction of revenue if the Company has agreed to share a portion of the manufacturers rebates with the plan sponsors. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9") will be effective for the Company in 2002. EITF 01-9 will change the way the Company recognizes the cost of consideration provided to a marketing partner under the warrant agreement described in note 7. This consideration is currently recognized as a direct expense in the consolidated statements of operations and comprehensive loss. Effective January 1, 2002, the Company will begin to recognize the cost of this consideration as a reduction of revenue from the marketing partner. Financial statements from prior periods presented for comparative purposes must be reclassified to comply with these provisions. As a result, in the Company's 2002 financial statements, revenues and direct expenses for 2001 and 2000 will be reduced by $6,125,137 and $254,129, respectively.

    Marketing agreements
    --------------------

    The Company defers the amount of payments under marketing and similar agreements. Expense is recognized straight-line over the term of the agreements.

    Common stock warrants
    ---------------------

    The Company records direct expense for the fair market value of common stock warrants earned or expected to be earned by a marketing partner. The Company estimates the value of the warrants at each balance sheet date using an appropriate equity-pricing model with assumptions consistent with those used in preparing the Company's fair value stock option compensation disclosures. Direct expense is based on the number of warrants expected to be issued, which is determined based on an estimate of annualized revenues as defined under the agreement with the marketing partner. (see note 7.)

3.  BUSINESS COMBINATIONS AND NOTE PAYABLE
--  --------------------------------------

    Acquisition of Catalyst
    -----------------------

    On November 14, 2001, the Company executed securities purchase agreements ("the Agreements") to purchase 80% of the outstanding ownership of Catalyst. The results of Catalyst's operations have been included in the consolidated financial statements from such date. Catalyst provides PBM services to managed care organizations, self-insured employers and third-party administrators. Catalyst serves members through a national network of approximately 50,000 pharmacies.

    Total consideration for the Catalyst stock was $14,343,358, consisting of a $8,883,069 promissory note payable, $1,500,000 in cash, 366,730 shares of the Company's common stock valued at $2,310,400, and $1,649,889 in

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    liabilities assumed on behalf of Catalyst's owner. The value of the shares was based on the Company's closing price on November 14, 2001. Transaction costs of $550,000 were capitalized to make the total acquisition cost $14,893,358. The Company issued the 366,730 common shares to the seller on December 31, 2001. The note payable was settled in cash in January 2002.

    The terms of the Agreements also require the Company to purchase the remaining 20% of the Catalyst common stock outstanding by March 14, 2003, for a price based on the future EBITDA of Catalyst. Effective March 1, 2002, this clause was amended when the Catalyst minority interest agreed to the sell the remaining 20% ownership of Catalyst to the Company for additional consideration of $5,280,000. The consideration consists of 319,033 shares of Company stock, valued at $1,056,000 on the closing date of the amendment, and $4,224,000 in cash. The stock is to be transferred to the seller on April 1, 2002, and the cash will be paid in four installments of $1,056,000, due on April 1, 2002, October 1, 2002, January 1, 2003, and March 1, 2003.

    The acquisition of Catalyst provides growth in the Company's PBM business and additional diversification of the Company's customer base. The purchase price was determined based on the Company's assessment of Catalyst's potential to generate future cash flows from its existing customer contracts and through acquisition of new customers.

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement. The acquisition was accounted for as a purchase.


                                                               At
                                                          November 14,
                                                              2001
                                                       ------------------

Current assets, including cash of  $4,192,474          $      20,438,962
Fixed assets                                                     146,063
Intangible assets                                              4,000,000
Goodwill                                                       9,061,601
                                                        -----------------
Total assets acquired                                         33,646,626
Current liabilities assumed                                  (18,305,110)
Minority interest at acquisition date                           (448,158)
                                                       ------------------
Net assets acquired                                    $      14,893,358
                                                       ==================

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    Acquisition of IPM
    ------------------

    On November 1, 2000, the Company acquired a controlling interest in IPM through a purchase of all of the issued and outstanding voting preferred stock and the majority of outstanding common stock warrants of IPM. The preferred stock and warrants represented approximately 70% of the voting control of IPM. The preferred stock and related warrants were purchased for an aggregate cash consideration of $6.5 million. Following the purchase of the voting preferred shares, the Company tendered for all the issued and outstanding common stock and options of IPM. Substantially all of the common stock and options were tendered or were committed to be tendered by December 31, 2000. The total consideration payable for securities tendered totaled $1.6 million in cash and 77,300 shares of the Company's common stock with a fair market value of $347,850. Total acquisition cost included transaction costs of $156,050. As of December 31, 2000, $956,075 of such consideration (including all of the common stock valued at $347,850) was included as a liability in the accompanying balance sheet. The acquisition was accounted for as a purchase, with the purchase prices allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the dates of acquisition. IPM now conducts its business under the name "HealthExtrasRx".


    The acquisition resulted in goodwill of approximately $9.2 million. The assets acquired were net of an allowance for doubtful accounts of $454,000.

         Total assets acquired..........    $  3,891,238
         Total liabilities assumed......       4,475,692
                                            ------------
         Net liabilities assumed........         584,454
         Total acquisition cost.........       8,638,123
                                            ------------
         Goodwill.......................    $  9,222,577
                                            ============


    The following pro forma consolidated results of operations for the years ended December 31, 2001 and 2000 are presented as though IPM and Catalyst had been acquired at the beginning of 2000, after giving effect to purchase accounting adjustments relating to the amortization of goodwill and intangible assets. Results are in thousands, except for per share data.


                                                        2000         2001
                                                   ----------- -------------


Revenue                                            $ 112,629   $     178,156
Net loss                                           $ (17,093)  $      (5,390)
Net loss per share - basis and diluted:            $   (0.60)  $       (0.18)
Weighted average shares - basic and diluted           28,454          30,050

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    The pro forma results of operations are not necessarily indicative of the results that would have occurred had Catalyst's acquisition been consummated as of January 1, 2000, nor are they necessarily indicative of future operating results.


4.  INTANGIBLE ASSETS
--  -----------------

    As of December 31, 2001, intangible assets consisted of the following:


                                                                 Amortization
                                                                   Period
                                                               --------------

Catalyst customer contracts                     $ 4,000,000      20 years
Other PBM contracts                                 495,200      10 years
                                                ------------
                                                  4,495,200
Accumulated amortization                            (45,713)
                                                ------------
                                                $ 4,449,487
                                                ============


    Catalyst customer contracts represent the estimated fair value of customer contracts held by Catalyst at the date of acquisition. This estimated fair value and the weighted average useful-life are based on income-method valuation calculations, performed by an independent consulting firm. These calculations are in the process of being finalized; thus the allocation of the purchase price to intangible assets is subject to refinement.

    Other PBM contracts represent the cost of PBM contracts purchased by HealthextrasRx from a third party administrator, which allow HealthextrasRx to provide PBM services to the administrator and its customers. Consideration paid for the contacts of $495,200 consisted of $300,000 in cash and 40,000 shares of the Company's common stock valued at $195,200. The amortization period is based on management's estimate of the period of future cash flows from the contracts purchased.

    In addition to the initial purchase price, the purchase agreement for the PBM contracts includes a provision for contingent consideration based on revenue generated from the contracts purchased for the period from April 1, 2002 to September 30, 2002. Up to 15,000 shares of common stock of the Company can be issued as contingent consideration.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    The estimated aggregate amortization expense of intangible assets through 2006 is as follows:

         2002                 $    249,520
         2003                      249,520
         2004                      249,520
         2005                      249,520
         2006                      249,520
                             -------------
          Total               $  1,247,600
                             =============



5.  FIXED ASSETS
--  ------------

    Fixed assets consist of the following:


                                                      2000         2001
                                              -------------    ------------
Computer equipment                            $  2,039,328   $   1,933,511
Software development costs                         886,367       1,901,747
Furniture, fixtures and office equipment           770,271       1,438,658
Medical equipment                                   85,362         103,198
Leasehold improvements                           1,778,526       1,851,537
                                              -------------    ------------
    Total fixed assets                           5,559,854       7,228,651
Accumulated depreciation and amortization         (971,701)     (2,172,416)
                                              -------------    ------------
    Fixed assets, net                         $  4,588,153   $   5,056,235
                                              =============  ==============


    Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $89,889, $599,337 and $1,110,281 respectively.

    Software development costs are costs related to the development of an integrated customer relationship management system. This system was still in the development phases as of December 31, 2001; therefore no amortization has been recorded. The Company expects to begin amortization in 2002. The estimated useful life of the software will be three years.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

6.  INCOME TAXES
--  ------------

    A summary of the components of deferred income taxes at December 31, 2000 and 2001 computed at an effective tax rate of 38.6% as follows:


                                                 2000            2001
                                         --------------   --------------
Deferred tax assets (liabilities):
Fixed assets                             $          --   $     (25,542)
Accrued expenses                                96,550           6,840
Allowance for doubtful accounts                175,313         176,644
Deferred charges                            (1,178,143)       (465,188)
Deferred revenue                             2,750,227       1,741,397
Net operating loss carryforwards             7,332,863       9,996,554
Capital loss carryforward                       38,620          38,620
                                         --------------   --------------

                                             9,215,430      11,470,325
Valuation allowance                         (9,215,430)    (11,470,325)
                                         --------------  --------------
    Net deferred tax asset               $          --   $          --
                                         ==============  ==============


    The Company has net operating loss carryforwards of approximately $25.9 million at December 31, 2001, available for carryforward to future periods. The carryforwards expire at various times beginning in 2010 through 2021.

    The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

                                                      1999            2000           2001
                                                      ----           ------         -------
    U.S. Federal Statutory tax rate.............     (34.0%)         (34.0%)        (34.0%)
    State tax, net of federal benefit...........      (4.6)           (4.6)          (4.2)
    Non-deductible expenses.....................                       1.5            3.3
    Valuation allowance.........................      38.5            37.0           34.9
    Other.......................................       0.1             0.1            --
                                                    ------           ------         -----
    Effective tax rate..........................        --%              --%          --%
                                                    =========        ======         ======

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------
7.  STOCKHOLDERS' EQUITY
--  ---------------------

    STOCK (MEMBER INTERESTS) GRANTS

    In February 1999, certain management employees were granted effective member interests aggregating 1.87% (equivalent to 413,333 common shares, post Reorganization) of the Company, after giving effect to an existing commitment to sell a 20% interest in the Company to a third party for $5,000,000 cash. Such grants vest over a four-year period commencing March 1, 1999. The Company recorded the estimated fair value of these interests of $467,573 ($1.13 per post Reorganization common share) as stockholders' equity and deferred compensation expense. During 2001, two of the employees left the Company and one of them restructured a compensation package, forfeiting the interest in the unvested stock grants. During 1999, 2000 and 2001, amortization of deferred compensation expense amounted to $97,341, $116,894 and $73,136 respectively. The value of interests forfeited of $72,537 was deducted from the additional paid-in capital and deferred compensation in 2001. The remainder of the deferred compensation expense will be amortized over the vesting period for the interests.

    STOCK OPTION PLANS

    In 2000, the Company adopted the HealthExtras, Inc. 2000 Stock Option Plan ("2000 SOP") and the HealthExtras, Inc. Directors' Stock Option Plan (Directors' SOP). The maximum number of the Company's common shares reserved for issuance pursuant to the grant of options under the 2000 SOP and the Directors' SOP are 1,000,000 and 200,000 shares, respectively. Under the 2000 SOP, options granted vest ratably over a period of four years from the date of grant. The Directors' SOP provides for options granted to be exercisable on the first anniversary date of the grant. The maximum contractual life of all stock options granted under the 2000 SOP and the Directors' SOP is ten years.

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

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    The following table summarized stock option activity under all plans for the three years ended December 31, 2001:


                                          Number                               Weighted -
                                        Of Shares             Price             Average
                                        Of Common              Per              Exercise
                                          Stock               Share              Price
                                       -------------    -----------------   ---------------
Initial grant of stock options, and
    Balance, December 31, 1999            2,956,000     $          13.20    $        13.20
   Granted                                1,463,000            4.06-5.63              4.58
   Forfeited                               (163,500)               13.20             13.20
                                       -------------     ----------------     -------------
Balance, December 31, 2000                4,255,500         4.06 - 13.20             10.31
                                       -------------     ----------------     -------------
   Granted                                  996,900          3.50 - 9.65              5.44
   Exercised                                (30,000)                4.06              4.06
   Forfeited                               (190,850)         3.56 - 4.62              3.91
   Canceled                              (2,792,500)               13.20             13.20
                                       -------------     ----------------     -------------
Balance, December 31, 2001                2,239,050     $     3.50 -9.65    $         5.02
                                       =============    =================   ==============
Exercisable, December 31, 1999                   --     $             --    $           --
Exercisable, December 31, 2000              698,125     $          13.20    $        13.20
Excerisable, December 31, 2001              353,750     $    4.06 - 5.63    $         4.62

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    The following table summarizes information about the outstanding and exercisable options at December 31, 2001:


                                    Options Outstanding
                        --------------------------------------------
                                          Weighted-
                                           Average        Weighted-
                                          Remaining        Average
     Range of Exercise                   Contractual      Exercise
     Prices                 Number       Life (years)       Price
     -----------------      ---------    -----------      --------
     Stock options:
     $3.50-5.63             1,790,650        8.7            $4.62
     $6.55-9.65               448,400        9.8            $6.63
     $3.50-9.65             2,239,050        9.0            $5.02
                            =========    ===========      =======


    The following table reflects pro forma net loss and net loss per share for the years ended December 31, 1999, 2000 and 2001 had the Company elected to adopt the fair value approach of Financial Accounting Standards Board issued Financial Accounting Standard No. 123, Accounting for Stock-Based
    Compensation:


                                                   1999             2000              2001
                                               -------------  ----------------- ---------------
Net loss
   As reported                               $  (11,520,099)  $    (17,226,216) $   (6,774,649)
   Pro forma                                    (11,693,258)       (21,894,402)     (8,404,492)

Net loss per share
   As reported - basic and diluted               $(0.56)           $(0.62)          $(0.23)
   Pro forma - basic and diluted                 $(0.57)           $(0.78)          $(0.28)

    The estimated fair value of each option was calculated using the modified American Black-Scholes economic option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted during 1999, 2000 and 2001:


                                                   1999             2000              2001
                                               -------------  ----------------- ---------------

Risk-free interest rate                            4.7%           5.6-6.4%          3.8-5.2%
Expected years until exercise                    5 years           5 years          5 years
Expected volatility                               61.3%             95.9%            84.2%
Dividend yield                                      -                 -                -
Weighted average fair value per share             $5.70             $3.47            $3.76

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    WARRANT AGREEMENT

    During 2000, the Company entered into an agreement whereby warrants to acquire up to 4.2 million shares of common stock may be issued in three tranches to a marketing partner at exercise prices ranging from $5.21 to $15.63 per share. The issuance of 3.4 million of these warrants is contingent on the marketing partner exceeding specific annualized revenue thresholds to be measured for the twelve-month periods ending June 30, 2001, 2002, and 2003. The issuance of 800,000 of these warrants is contingent on the marketing partner's revenue contributions relative to other Company revenues as defined in the agreement for the years ending December 31, 2001 and 2002. The maximum contractual life of the warrants from the date of grant is five years.

    During 2001, warrants for 750,000 shares were issued with the exercise price at $5.21 with an expiration date of July 22, 2006. The Company recorded $5,116,621 in direct expense related to the expense related to these warrants in 2001. In addition, during 2001, the Company recorded $1,008,516 in direct expense related to common stock warrants expected to be issued with respect to the annualized revenue threshold for the year ending June 30, 2002. Annualized revenues under the contract for the year ending June 30, 2002 were estimated based on the performance of the marketing partner through December 31, 2001.

    PRIVATE PLACEMENT

    In September of 2001, the Company issued 3,020,782 shares of the Company's common stock to third parties in exchange for net proceeds of $10,893,000. The purchase price was based on the price of the Company's stock at September 26, 2001. Warrants to acquire 845,816 shares of common stock were also granted in the private placement with the exercise price at $5.37, which were vested immediately and expire on September 26, 2005.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

8.  LEASE COMMITMENTS
--  -----------------

    The Company maintains non-cancelable lease agreements for office space in its three main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases. The future minimum payments due under non-cancelable leases are as follows:

         2002                 $    830,475
         2003                      694,706
         2004                      322,000
                             -------------
               Total          $  1,847,181
                             =============



    Rent expense for the years ended December 31, 1999, 2000 and 2001, was $60,000, $364,000 and $753,000, respectively.


9.  COMMITMENTS
--  -----------

    In 2000, the Company extended a marketing agreement, whereby the Company has committed to total non-refundable payments of $5 million due in equal installments over a five-year term in exchange for an individual's participation in various marketing campaigns. As of December 31, 2001, installments totaling $3 million remain committed under this agreement. The Company has the option to extend this agreement for another five-year period, which would result in an additional commitment of $7.7 million. The Company must also pay annual fees of $1.00 per supplemental health and disability program member in excess of one million members, in addition to the base payment of $1 million per year.

    During 1998, the Company entered into various agreements with participating companies requiring aggregate payments by the Company of $1,260,900, whereby the Company guaranteed minimum enrollment in its programs. The Company has historically maintained a prepaid expense balance with respect to benefit features of its programs. Direct expense is recognized based on the actual membership levels in each program. The deferred amount at the end of each quarter is adjusted to reflect advances, if any, made during the period, expenses recognized and remaining coverage periods and membership levels to which such advances can be applied. As of December 31, 2001, the Company did not have any prepaid balances but maintains minimum premium commitments to various underwriters covering $1,350,000 in annualized premiums. The Company's current enrollment levels should allow it to utilize this commitment without incurring losses for unused coverage.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    The Company has entered into three-year employment agreements with certain executive officers. The annual base salaries under these agreements range from $175,000 to $280,000, and one executive will be entitled to a bonus equal to one percent of the Company's annual after-tax profits.

    In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

10. SEGMENT REPORTING
--- -----------------

    The Company operates in two market segments as a provider of supplemental health programs to individuals, and a provider of pharmacy benefit management services to plan sponsors. HealthExtras' supplement health membership is highly concentrated in members represented by two of its marketing partners. The Company's two largest marketing partners accounted for 62% and 17%, respectively, of supplemental health revenue for 2001. The following table presents financial data by segment for the years ended December 31, 2000 and December 31, 2001. Prior to 2000 the Company only operated in the supplemental health and disability segment. PBM services operating results include the results for HealthextrasRx and Catalyst from their respective dates of acquistion.


                              Supplemental
                               Health and
    December 31, 2001          Disability             PBM            Total
                           -----------------   --------------   ---------------
    Revenue                $      77,457,307   $    46,893,749  $   124,351,056
    Operating expenses            84,832,141        47,290,368      132,122,509
    Net loss                      (6,774,263)             (386)      (6,774,649)
    Total assets                  39,637,025        48,516,310       88,153,335
    Accounts receivable            2,758,367        19,652,601       22,410,968
    Accounts payable               3,128,698        22,580,270       25,708,968


                              Supplemental
                               Health and
    December 31, 2000          Disability             PBM            Total
                           -----------------   --------------   ---------------
    Revenue                $      39,300,891   $     4,877,149  $    44,178,040
    Operating expenses            58,983,554         4,988,403       63,971,957
    Net loss                     (17,122,208)         (104,008)     (17,226,216)
    Total assets                  47,795,234         4,248,872       52,044,106

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

11. 401(K) SAVINGS PLAN
--- --------------------

    In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the "401(k)"). The 401(k) benefit is available to all of the Company employees, including those of its subsidiaries, subject to certain service requirements. For 2001, the Company matched the first $1,000 of the employee's contribution and 50% thereafter subject to statutory limits. The Company's contribution vests ratably over 5 years for each employee. For the years ended December 31, 2000 and 2001, the Company expensed $85,989 and $105,224 respectively, under this plan.


12. RELATED PARTY TRANSACTIONS
--- --------------------------

    During 2000, the Company entered into a joint venture with Southern Aircraft Leasing Corporation, owned by the Chairman of the Board of the Company, whereby the Company invested $988,500 for a fractional interest of approximately 45% in two aircraft used for corporate business purposes. The carrying value of this investment was $976,144 and $926,719, net of accumulated depreciation of $12,356 and $61,781, for the years ended December 31, 2000 and 2001, respectively. These amounts are included in non-current other assets. For corporate business purposes, the Company also utilizes the services of an aircraft owned by Southern Aircraft Leasing Corporation. For the years ended December 31, 2000 and 2001, the Company paid $131,575 and $14,556 respectively, for utilizing the services of such aircraft. As of December 31, 2001, a deposit of $600,000 related to this arrangement was held by Southern Aircraft Leasing Corporation. Southern Aircraft Leasing Corporation returned this deposit to the Company after December 31, 2001.

    The Company also maintains a corporate banking relationship with a financial institution controlled by the Chairman of the Board. As of December 31, 2001, the Company had approximately $12,911,000 in demand deposits and a certificate of deposit for $5,371,000.

    In August of 2001, the Company repurchased and retired 750,000 shares of Company common stock from the Chairman of Board. The total amount paid to repurchase the shares was $4,305,000 based upon a discount to the market price of the stock. The price paid for the stock was reviewed and approved by the Board of Directors.

    The Company previously held available for sale securities in a corporation for which the Chairman of the Board of the Company was the Chairman of the Board and Co-Chief Executive Officer. Investments held were $664,984 as of December 31, 1999. All of these securities were sold in March 2000 for aggregate proceeds of $1,084,050, resulting in a gain of $551,735.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    Effective January 1, 1999, the Company entered into an agreement with United Payors & United Providers, Inc. ("UP&UP"), a corporation for which the Chairman of the Board of the Company was the Chairman of the Board and Co-Chief Executive Officer, whereby UP&UP provided administrative services for the Company and was reimbursed for the costs incurred. Prior to January 1, 1999, the Company had an unwritten arrangement with UP&UP to provide similar services. The amount paid by the Company for such services was $3.3 million and $1.2 million, for the years ended December 31, 1999 and 2000, respectively. Under a revised agreement dated December 22, 1999, services to be provided by UP&UP (BCE Emergis Corporation following its acquisition of UP&UP) subsequent to March 31, 2000, are limited primarily to services relating to information technology and communications and are paid on a cost plus fee basis. The amount expensed for these services under the revised agreement were $829,000 and $190,000 for the years ended December 31, 2000 and 2001, respectively.

    In 1998, the Company entered into a credit facility with a bank totaling $2,000,000 and bearing interest at the prime rate, which was guaranteed by UP&UP. As of December 31, 1999, all amounts due under the credit facility had been paid and the Company terminated the credit facility in January 2000. Loan guarantee fees were imputed based on the monthly amounts outstanding under the credit line at an annual rate of 2%. The imputed loan guarantee fees have been recorded as interest expense in the statement of operations and as members' capital. Such fees were $45,453 for the year ended December 31, 1999.

    From time to time in 1999, the Company owed UP&UP for the costs of administrative services. Such amounts payable did not bear interest. Interest on amounts due UP&UP was imputed at an annual rate of 10% and was recorded as interest expense in the statement of operations and as stockholders' equity. Such interest expense was $72,501 for the year ended December 31, 1999.

    From time to time in 1999, the Chairman of the Board of the Company loaned the Company funds in excess of his pro-rata share of capital contributions. Interest was imputed on the monthly outstanding balance of the loan at an annual rate of 10%. The imputed interest was recorded as interest expense in the statement of operations and as stockholders' equity. Imputed interest expense was $150,109 for the year ended December 31, 1999. All funds advanced were repaid as of December 31, 1999.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------


13. SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATION (UNAUDITED)
--- ---------------------------------------------------------------------

    Quarterly results of operations for the years ended December 31, 2000 and 2001 (in thousands, except per share amounts):


                                               First          Second     Third         Fourth
2001 Quarterly Operating Results               Quarter       Quarter     Quarter       Quarter
                                             ----------     --------    --------      --------
Revenue                                      $   23,097     $  25,846   $ 28,891      $ 46,517
Loss from operations                             (3,279)       (4,160)      (225)         (107)
(Loss) income before minority interest           (2,892)       (3,824)        35             2
Net (loss) income                                (2,892)       (3,824)        35           (94)

Basic & diluted net loss per common share
sharevable                                   $    (0.10)    $   (0.13)  $     --      $     --

2000 Quarterly Operating Results
Revenue                                      $    5,253     $   8,098   $ 10,784      $ 20,043
Loss from operations                             (7,877)       (5,240)    (3,905)       (2,771)
Net loss                                         (6,645)       (4,740)    (3,427)       (2,414)

Basis & diluted net loss per common share    $    (0.24)    $   (0.17)  $  (0.12)     $  (0.08)


14. NON-CASH TRANSACTIONS
--- ---------------------

    Transactions that effected recognized assets and liabilities during 2000 and 2001 that did not result in cash receipts or payments are as follows:


       2000
       ----
       Goodwill acquired through issuance
          of stock and notes payable                      $   956,075

       2001
       ----
       Goodwill and intangible assets acquired through
          issuance of notes payable, stock, and
          assumption of liabilities                       $ 8,855,483
       Fixed assets included in accounts payable              158,909
       Forfeitures under stock grant plan                      72,536
       Issuance of common stock to settle purchase
          consideration payable from IPM acquistion           347,850
       Common stock issued for purchase of intangible
          assets                                              195,200