Form 10-Q
period 2002-03-31
HEALTHEXTRAS INC
filed 2002-05-15
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to ___________
                         Commission File Number 0-31014

                               HEALTHEXTRAS, INC.
             (Exact name of registrant as specified in its charter)



               Delaware                             52-2181356
    -------------------------------      ---------------------------------------
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


The number of shares of common stock, par value $.01 per share, outstanding on May 14, 2002 was 33,053,220.

                               HEALTHEXTRAS, INC.

                          First Quarter 2002 Form 10-Q
                          ----------------------------


                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

                                                                        Page
                                                                        ----
 Item 1.     Financial Statements

 Consolidated Balance Sheets as of December 31, 2001
   and March 31, 2002 (Unaudited).........................................1

 Consolidated Statements of Operations for the Three
   Months Ended March 31, 2001 and 2002 (Unaudited).......................2

 Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 2001 and 2002 (Unaudited).................................3

 Notes to Financial Statements............................................4

 Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations...................................5

  Item 3.    Quantitative and Qualitative Disclosures About Market
              Risk.......................................................10

PART II  OTHER INFORMATION

SIGNATURES

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------


                               HEALTHEXTRAS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                         December 31,    March 31,
                                                           2001            2002
                                                       ------------    ------------
                                                                       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ........................   $ 33,009,143    $ 31,008,929
  Accounts receivable, net .........................     22,410,968      22,015,962
  Deferred charges:
    Direct .........................................      1,204,526       1,279,191
    Marketing and promotion ........................        881,832       2,795,439
  Other current assets .............................        653,627         502,469
                                                       ------------    ------------
      Total current assets .........................     58,160,096      57,601,990
Fixed assets, net ..................................      5,056,235       4,929,644
Intangible assets, net .............................      4,449,487       5,382,940
Goodwill, net ......................................     17,566,866      21,458,074
Restricted cash ....................................      1,000,000       1,000,000
Other assets .......................................      1,920,651       1,301,537
                                                       ------------    ------------
      Total assets .................................   $ 88,153,335    $ 91,674,185
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................   $ 25,708,968    $ 20,961,131
  Accrued expenses and other current liabilities ...      3,270,967       2,967,626
  Notes payable ....................................      8,883,069      17,780,000
  Deferred revenue .................................      4,509,055       4,558,583
                                                       ------------    ------------
      Total liabilities ............................     42,372,059      46,267,340
                                                       ------------    ------------

Minority interest ..................................        543,800            --

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, none issued ........................             --            --
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 31,868,012 and 31,959,087 shares
    issued and outstanding at December 31, 2001
    and March 31, 2002, respectively ...............        318,680         319,591
  Additional paid-in capital .......................     69,747,302      69,302,829
  Deferred compensation ............................       (107,665)        (78,442)
  Retained earnings (accumulated deficit) ..........    (24,720,841)    (24,137,133)
                                                       ------------    ------------
      Total stockholders' equity ...................     45,237,476      45,406,845
                                                       ------------    ------------
      Total liabilities and stockholders' equity ...   $ 88,153,335    $ 91,674,185
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       For the three months ended
                                                                  March 31,
                                                      -----------------------------
                                                          2001           2002
                                                      -------------   -------------
                                                                 (unaudited)

Revenue ...........................................   $ 21,771,437    $ 54,652,255
                                                      ------------    ------------

Expenses:
  Direct ..........................................     15,426,743      44,658,086
  Selling, general and administrative .............      9,624,225       9,421,601
                                                      ------------    ------------
      Total operating expenses ....................     25,050,968      54,079,687
                                                      ------------    ------------

      Operating (loss) gain .......................     (3,279,531)        572,568

Interest income, net ..............................        387,602          56,132
                                                      ------------    ------------

      (Loss) income before minority interest ......     (2,891,929)        628,700

Minority interest
                                                                --          44,992
                                                      ------------    ------------

      Net (loss) income ...........................   $ (2,891,929)   $    583,708
                                                      ============    ============


Net (loss) income per share, basic ................   $      (0.10)   $       0.02

Net (loss) income per share, diluted ..............   $      (0.10)   $       0.02

Weighted average shares of common stock, basic
  (in thousands) ..................................         29,119          32,027
Weighted average shares of common stock outstanding
   diluted
  (in thousands) ..................................         29,119          32,076

   The accompanying notes are an integral part of these financial statements
                                       2

                               HEALTHEXTRAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the three months ended
                                                               March 31,
                                                     ----------------------------
                                                        2001              2002
                                                     ------------    ------------
                                                                (unaudited)
Cash flows from operating activities:
  Net income (loss) ..............................   $ (2,891,929)   $    583,708
  Depreciation expense ...........................        371,109         332,342
  Non-cash charges (credits) .....................      1,354,415        (447,808)
  Amortization of goodwill
                                                          153,710              --
  Amortization of intangibles and other assets
                                                               --          85,661
  Minority interest
                                                               --          44,992
  Changes in assets and liabilities:
    Accounts receivable, net .....................     (1,498,267)        395,006
    Other assets
                                                           49,935         151,158
    Deferred charges .............................       (325,837)     (1,988,272)
    Accounts payable and accrued expenses
                                                           99,805      (5,228,643)
    Deferred revenue .............................       (570,230)         49,528
                                                     ------------    ------------
      Net cash used in operating activities ......     (3,257,289)     (6,022,328)
                                                     ------------    ------------

Cash flows from investing activities:
  Capital expenditures ...........................       (505,818)       (205,752)
  Deposits, restricted cash and other
                                                               --         600,000
  Business acquisitions and related costs ........       (601,504)     (8,905,603)
                                                     ------------    ------------
      Net cash used in investing activities ......     (1,107,322)     (8,511,355)
                                                     ------------    ------------

Cash flows from financing activities:

  Proceeds received from exercise of stock options             --          33,469

  Proceeds from borrowings .......................             --      12,500,000
                                                     ------------    ------------
      Net cash provided by financing activities ..             --      12,533,469
                                                     ------------    ------------

Net decrease in cash and cash equivalents ........     (4,364,611)     (2,000,214)

Cash and cash equivalents at the beginning
  of period ......................................     28,921,312      33,009,143
                                                     ------------    ------------
Cash and cash equivalents at the end of period ...   $ 24,556,701    $ 31,008,929
                                                     ============    ============

    The accompanying notes are an integral part of these financial statements
                                       3

                               HEALTHEXTRAS, INC.

                          NOTES OF FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by HealthExtras, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, as well as the accounting changes to adopt Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (FAS 142) and Emerging Issues Task Force Issue 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," (ETIF 01-9), necessary for a fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the result that may be expected for the year ending December 31, 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 29, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       ACCOUNTING CHANGES

     FAS 142
     -------

         In July 2001, the Financial Accounting Standards Board issued FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. With respect to goodwill amortization, the Company adopted FAS 142 effective January 1, 2002. At March 31, 2002, the Company had goodwill of $21.5 million. Pursuant to FAS 142, the Company will complete its test for goodwill impairment during the second quarter 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The following table reflects consolidated results adjusted as though the adoption of FAS 142 occurred as of January 1, 2001:




                                                          Three Months Ended
                                                    ----------------------------
                                                              March 31
                                                    ----------------------------

                                                          2001           2002
                                                    --------------    ----------


Net (loss) income, as reported ..................   $   (2,891,929)   $  583,708
Goodwill amortization ...........................          153,710            --
                                                    --------------    ---------
Net (loss) income, as adjusted ..................       (2,738,219)      583,708
                                                    ==============   ===========

Net (loss) income per share, basic, as reported .   $        (0.10)  $      0.02

Goodwill amortization ...........................             0.01            --
                                                    --------------    ----------


Net (loss) income per share, basic, as adjusted .   $        (0.09)  $      0.02
                                                    ==============   ===========

Net (loss) income per share, diluted, as reported   $        (0.10)  $      0.02

Goodwill amortization ...........................             0.01            --
                                                    --------------    ----------

Net (loss) income per share, diluted, as adjusted   $        (0.09)  $      0.02
                                                    ==============   ===========



     EITF 01-9
     ---------


         Effective January 1, 2002, the Company adopted EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", ("EITF 01-9"), which was issued in November 2001. The Company's adoption of EITF 01-9 resulted in changing the way the Company recognizes the cost of consideration provided to a marketing partner under a warrant agreement. Effective January 1, 2002, the charge for this consideration is to be recorded as a reduction to revenue from the marketing partner rather than as a charge to direct expense, as reflected in prior periods. The financial statements from prior periods presented for comparative purposes have been reclassified to comply with these provisions.


         On a quarterly basis, the Company establishes the value of warrants, and in accordance with EITF 01-9, records the change in value as a reduction or credit to revenue. Using the appropriate equity-pricing model, the fair value of each warrant was estimated to be $3.74 and $1.18, at March 31, 2001, and March 31, 2002, respectively. During the first quarter of 2001, the Company recorded a non-cash direct expense of $1.3 million related to the warrant agreement. To comply with EITF 01-9, the $1.3 million non-cash warrant expense has been reclassified as a reduction to revenue from the marketing partner for the period ended March 31, 2001.

         Due to the lower fair market value of the warrants, at March 31, 2002, as compared to the measurement of such charge through December 31, 2001, the Company recognized a non-cash credit of $477,000 related to the warrant agreement in the period ended March 31, 2002. To comply with EITF 01-9, the $477,000 non-cash credit was recorded in revenue in the period ended March 31, 2002.


3.       GOODWILL AND INTANGIBLE ASSETS

         The changes in the carrying amount of goodwill for the period ended March 31, 2002, are as follows:


         Balance as of January 1, 2002               $     17,566,866

         Goodwill acquired during the
              period ended March 31, 2002            $      3,891,208
                                                     ----------------

         Balance as of March 31, 2002                $     21,458,074
                                                     ================

         As of March 31, 2002, intangible assets consisted of the following:

                                                         As of March 31, 2002
                                                   ------------------------------

                                                   Gross Earnings     Accumulated
                                                       Amount         Amortization
                                                   -------------     -------------

         Customer contracts and relationships      $   5,000,000     $  (87,500)
         Other PBM contracts                             495,200        (24,760)
                                                   -------------     -----------
                                                   $   5,495,200     $ (112,260)
                                                   =============     ===========

         Amortization expense for the three month period ended March 31, 2002, was approximately $67,000.

         Estimated Amortization Expense
         ------------------------------

         For year ending, December 31,        Amount

                  2002                     $ 291,200
                  2003                       300,500
                  2004                       300,500
                  2005                       300,500
                  2006                       300,500

4.       CONSOLIDATION EXPENSES


         In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and the Costs to Exit an Activity," the Company recognized a non-recurring charge of approximately $672,000 associated with the consolidation of its Birmingham, Alabama operations. The charge primarily consisted of a write-down of fixed assets and inventory, severance payments, and the balance due on the office lease during the three month period ended March
31, 2002. A total of $359,000 has been paid by the Company, and the remaining $313,000 is recorded in accrued liabilities. The liabilities will be paid within a twelve-month period beginning March 31, 2002. The facility was closed effective February 28, 2002 and the operations were consolidated within the Company's Rockville, MD and Las Vegas, NV offices.

5.       NET INCOME (LOSS) PER SHARE


         Basic income per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period.

         At March 31, 2001, the diluted net loss per share was equal to basic net loss per share since the Company operated at a loss position. At March 31, 2002, the dilutive effect (49,000 shares determined using the treasury stock method) of stock options to purchase 272,415 shares of common stock included in the computation of diluted earnings per common share because the option exercise price was less than the average market price of the common shares during the period. The dilutive effect of 3.6 million outstanding common stock options and warrants for the period ended March 31, 2002, has been excluded from the computation of diluted net income per share as the effect would be antidilutive.


6.       SEGMENT REPORTING

         The Company operates in two market segments as a provider of pharmacy benefit management ("PBM") services to plan sponsors and as a provider of supplemental health programs and disability to individuals. The following table represents financial data by segment for the three months ended March 31, 2002, and March 31, 2001.

For the three months ended March 31, 2002


                                    Supplemental
                                       Health &
                          PBM        Disability       Total
                       -----------   ----------    -----------
Revenue ............   $34,512,951   $20,139,304   $54,652,255
Operating expenses..    34,107,696    19,971,991    54,079,687
Net income .........       424,580       159,128       583,708


Total assets .......    63,408,460    28,265,725    91,674,185
Accounts receivable.    20,007,326     2,008,636    22,015,962
Accounts payable ...    19,354,917     1,606,214    20,961,131



         For the three months ended March 31, 2001


                                     Supplemental
                                       Health &
                          PBM        Disability       Total
                       -----------   ----------    -----------
Revenue ...........   $  7,661,659   $14,109,778   $21,771,437
Operating expenses.      7,765,123    17,285,845    25,050,968
Net (loss) .........       (84,965)   (2,806,964)   (2,891,929)
Total assets .......     4,500,444    44,934,219    49,434,663


7.       NOTES PAYABLE

         On January 22, 2002, the Company arranged a line of credit for $5.0 million to support the working capital requirements of the Company's acquisition of Catalyst Inc. and Catalyst Consultants ("Catalyst"). The outstanding balance on the line of credit at March 31, 2002, was $4.5 million. The note was collateralized by a certificate of deposit with an approximate balance of $5.6 million held by the lending financial institution. Under the terms of the agreement, all outstanding principal and accrued interest is to be paid on or before July 22, 2002. The note bears at a rate of 4.59% per annum. The Company repaid the outstanding principal and accrued interest in full in April 2002.

         On March 1, 2002, the Company agreed to purchase the minority interest in Catalyst for additional consideration of $5.3 million, which is to be settled by March 1, 2003. The acquisition resulted in goodwill of $3.9 million and intangible assets of $1.0 million.

         In March 2002, the Company arranged an $8 million revolving credit facility. Borrowings on the credit facility are collateralized by substantially all of the Company's trade receivables. The credit agreement contains affirmative and negative covenants related to indebtedness, capital expenditures, and consolidated net worth.

         The facility bears interest at LIBOR plus 2.25%. The effective interest rate at March 31, 2002, was 5.25%. Interest is payable in arrears on the fifth day of each month beginning May 5, 2002. The outstanding balance on the credit facility at March 31, 2002, was $8.0 million. All principal and accrued interest is due to the bank on May 31, 2003, however, the facility must be fully repaid for at least 30 consecutive days prior to the expiration date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the interim consolidated financial statements presented in Item 1. Certain statements contained herein may constitute forward-looking statements (see "Certain Factors That May Affect Future Operating Results or Stock Prices") within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW
--------

         HealthExtras is a diversified provider of pharmacy, health and disability benefits. The Company currently provides benefits to over 1.5 million members and the Company's clients include managed care organizations, large employer groups, unions and government agencies, as well as individual customers. The acquisitions of International Pharmacy Management, Inc. ("IPM"), now operating as HealthExtrasRx, and Catalyst have created a strong foundation for the PBM business of the Company. The PBM segment is the largest revenue generating segment and the Company expects this portion of the business to be the primary source of growth and profit potential in the years ahead.

     PHARMACY BENEFIT MANAGEMENT

         Our primary PBM services consist of the automated online processing of prescription claims on behalf of our employer and managed care customers. When a member of one of our customer accounts presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with accesses to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-pay to the retail pharmacy and the pharmacist fills the prescription. On behalf of our customer accounts, we electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees, for consolidated billing and payment. We receive payments from customer accounts and remit the amounts owed to the retail pharmacies pursuant to our negotiated rates and retaining the difference, including claims processing fees.

         We have established a nationwide network of over 50,000 retail pharmacies. In general, self-insured employers and managed care organizations contract with us to access our negotiated retail pharmacy network rates, participate in certain rebate arrangements with manufacturers based on formulary design and the other care enhancement protocols in our system. Under these contracts, we have an independent obligation to pay network retail pharmacies for the drugs dispensed and accordingly have assumed that risk independent of our customers. Pharmacy benefit claim payments from our health plan sponsors are recorded as revenues, and prescription costs paid to retail pharmacies are recorded in direct expenses.

     SUPPLEMENTAL HEALTH AND DISABILITY PROGRAMS

         The Company's secondary segment, supplemental health and disability programs, generates revenue from the sale of membership programs which provide disability insurance benefits. We focus on the distribution of our programs to customers of our financial institution partners. Christopher Reeve is featured prominently in our marketing campaigns for these programs.

         Revenue is generated by payments for program benefits and payments from certain business partners. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable fee collected from the member or paid by the marketing partner for their specific membership program. The program revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Payments from business partners related to new member enrollments are recorded as revenue to the extent of related direct expenses, which to date have exceeded payments from business partners.

         Direct expenses consist principally of the cost of benefits provided to program members, business partner compensation, and transaction processing fees. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

         Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. As of March 31, 2002, initial program revenue was deferred for approximately 61,000 program members. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment trends will allow the minimum future commitments at March 31, 2002, to be fully utilized by current enrollment levels.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

         REVENUE. Revenue from operations for the first quarter of fiscal year 2002 was $54.7 million, compared to $21.8 million for the first quarter of fiscal year 2001. Revenue of $54.7 million for the three months ended March 31, 2002, consisted of program member premiums, business partner payments and sales revenue generated by pharmacy benefit management services, which contributed 22%, (3)%, and 81%, respectively, to the increase over the comparable period of the prior year. The pharmacy benefit management services segment revenue contributed $26.9 million of the revenue increase, while revenue for the supplemental health and disability segment increased by $6.0 million. Total revenue in the three month period increased 350% and 43% in the pharmacy benefit management services segment and the supplemental health and disability segment, respectively. The PBM increase was principally due to the Catalyst acquisition. Due to the Company's adoption of EITF 01-9, revenue for the first quarter of 2001 has been reduced by $1.3 million in the comparative financial statements. For more information about the adoption of EITF 01-9, see Note 2 of the Notes to the Consolidated Financial Statements.

         DIRECT EXPENSES. Direct expenses for the period ended March 31, 2002, of $44.7 million consisted of $32.2 million in direct costs associated with the pharmacy benefit management services segment and $12.5 million attributable to benefit costs and compensation to our distribution partners for supplemental health and disability products. Direct expenses for the same period in 2001 were $15.4 million, consisting of approximately $7.1 million and $8.3 million attributable to the pharmacy benefit management services and supplemental health and disability segments, respectively. The PBM increase is principally due to the Catalyst acquisition. he direct expenses of $44.7 million and $15.4 million for the three month period ended March 31, 2002, and March 31, 2001, represented 83% and 62% of operating expenses for the respective periods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three month period ended March 31, 2002, totaled $9.4 million or 17% of total operating expenses, $1.9 million of which was related to the Company's pharmacy benefit management services segment, while the remaining $7.5 million related to the management of the supplemental health and disability segment. These expenses included $5.2 million in telemarketing and media development, $1.9 million in compensation and benefits, $900,000 in professional services, $672,000 in consolidation and shut down costs of the Birmingham, Alabama location, $222,000 in deprecation and amortization, $217,000 in direct marketing, $128,000 in travel expenses, $74,000 in website development and Internet advertisement, and $67,500 in telephone and software expenses.

         Selling, general and administrative expenses for the same period in 2001 were approximately $9.6 million or 38% of total operating expenses, $1.0 million of which related to the Company's management of pharmacy benefit management services segment, while $8.6 million related to the supplemental health and disability segment. These expenses included $6.0 million in telemarketing and media development, $1.3 million in compensation and benefits, $295,000 in professional fees, $525,000 in depreciation and amortization, $600,000 in direct marketing, $142,000 in travel expense, $64,000 in website development and Internet advertisement, and $43,000 in telephone and software expenses.

         The decrease in deprecation and amortization expense is primarily attributable to the Company ceasing amortization of goodwill, pursuant to the adoption of FAS 142. For more information about the adoption of FAS 142, see
Note 2 of the Notes to the Consolidated Financial Statements.

         INTEREST INCOME, NET. Interest income, net for the first quarter was $56,000, compared to $388,000 in the first quarter of 2001, a decrease of $332,000 or 86%, principally attributable to lower invested balances and interest rates.

         MINORITY INTEREST. Minority interest for the period ended March 31, 2002, was approximately $45,000; there was no minority interest at March 31, 2001. This charge represents the net income attributable due to the 20% minority interest holder of Catalyst for the months of January and February, 2002. As the Company purchased the remaining minority interest on March 1, 2002, no additional minority interest charge for Catalyst will appear on the Company's financial statements.

         NET INCOME, (LOSS). Net income for the first quarter of 2002 was $584,000 compared to $2.9 million net loss for the first quarter of 2001, an increase of $3.5 million. As a percentage of revenue, net income increased from (13.3)% to 1.1%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash and cash equivalents at March 31, 2002, totaled $31.0 million compared to $33.0 million at December 31, 2001. During the first three months of 2002 the Company received $12.5 million in cash from financing activities, paid $8.9 million to satisfy the Catalyst acquisition promissory note and reduced accounts payable and accrued expenses by $5.2 million.

         CASH USED IN OPERATING, ACTIVITIES. Cash used for operating activities during the first three months of 2002 was $6.0 million compared to the cash used for operating activities of $3.3 million during the first three months of 2001. The variance is due to a large reduction in accounts payable, accrued expenses, and an increase in deferred charges.

         CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for the first three months of 2002 was $8.5 million compared to $1.1 million for the first three months of 2001. The increase is primarily attributed to the payment of $8.9 million in January 2002 to satisfy the Catalyst acquisition promissory note.

         CASH FROM FINANCING ACTIVITIES. In January 2002, the Company arranged a line of credit with a financial institution for $5.0 million. At March 31, 2002, the outstanding balance was $4.5 million. The Company repaid the outstanding principal and accrued interest in full in April 2002. In March 2002, the Company also arranged an $8.0 million revolving credit facility. These amounts were fully drawn at March 31, 2002. All principal and accrued interest is due to the bank on May 31, 2003.

         By managing accounts receivable to conform more closely to our payment obligations to suppliers, the Company should be able to generate positive operating cash flow which combined with available cash resources will be sufficient to meet our planned working capital, capital expenditures and business expense requirements. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.


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

ITEM 2   CHANGES IN SECURITIES
------   ---------------------

         In connection with the March 1, 2002, acquisition of the remaining minority interest in Catalyst. The Company issued 319,033 shares of common stock. The shares of Company stock issued were valued at $3.31 per share, the closing price of the stock on the effective date of the agreement. The Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section (42) of the Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES       (Not Applicable)
-------  -------------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Not Applicable)
-------  ---------------------------------------------------

ITEM 5.  OTHER INFORMATION                     (None)
-------  -----------------

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K
------------------------------------------

1. The following exhibits are filed as part of this report unless noted otherwise:


     Exhibit No.                                          Description
     -----------------------------------------------------------------
    2.1    Form of Reorganization Agreement by and among HealthExtras, Inc.,
           HealthExtras, LLC and Capital Z Healthcare Holding Corp (1)
    2.2    CatalystRx, Inc. Securities Purchase Agreement Dated as of November
           14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst
           Rx, Inc. and Kevin C. Hooks as the Seller (2)
    2.3    Catalyst Consultants, Inc. Securities Purchase Agreement Dated as of
           November 14, 2001 by and among HealthExtras, Inc. as the purchaser,
           Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)
    3.1(a) Certificate of Incorporation of HealthExtras, Inc( 1)
    3.1(b) Form of Amended and Restated Certificate of Incorporation (1)
    3.2    Bylaws of HealthExtras, Inc. (1)
    4.1    Specimen Stock Certificate of HealthExtras, Inc.
    4.2    Form of Stockholders' Agreement (1)
   10.1    Form of Employment Agreement between HealthExtras, Inc. and David T.
           Blair (1)
   10.2    Form of Employment Agreement between HealthExtras, Inc. and certain
           Executive Officers (1)
   10.3    Reserved
   10.4    Reserved
   10.5    Reserved
   10.6    Agreement by and between Cambria Productions, Inc. f/s/o Christopher
           Reeve and HealthExtras, Inc. (1) (3)
   10.7    Indemnification Agreement (1)
   10.8    Sublease Agreement by and between United Payors & United Providers,
           Inc. and HealthExtras, Inc.
   10.9    Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
   10.10   Form of Registration Rights Agreement (1)
   10.11   Securities Purchase Agreement by and among HealthExtras, Inc., as the
           Purchaser, and TD Javelin Capital Fund, L.P., (4)
   10.12   Form of HealthExtras, Inc. 2000 Stock Option Plan
   10.13   Form of HealthExtras, Inc. 2000 Directors' Stock Option Plan
   10.14   Warrant Agreement by and among HealthExtras, Inc. and J.C. Penney
           Life Insurance Company
   10.15   Amended Agreement by and between Cambria Productions, Inc. f/s/o
           Christopher Reeve and HealthExtras, Inc.
   21.1    Subsidiaries of Registrant

------------------
(1)      Incorporated  herein  by  reference  into this  document  from the
         Exhibits  to  the  Form  S-1   Registration   Statement,   as  amended,
         Registration  No.   333-83761,   initially  filed  on  July  26,  1999.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 29, 2001.
(3)      Confidential  treatment  requested for portion of agreement pursuant to
         Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November
         21, 2000.

2.       Reports on Form 8-K
         None

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HealthExtras, Inc.




Date:  May 15, 2002           By:  /s/ David T. Blair
                                   -------------------------------------
                                   David T. Blair
                                   Chief Executive Officer and Director


Date:  May 15, 2002           By:  /s/ Michael P. Donovan
                                   -------------------------------------
                                   Michael P. Donovan
                                   Chief Financial Officer and
                                   Chief Accounting Officer