Form 10-Q
period 2002-06-30
HEALTHEXTRAS INC
filed 2002-08-14
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ___ to ____
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of common stock, par value $.01 per share, outstanding on August 13, 2002 was 33,053,220.

                               HEALTHEXTRAS, INC.

                          Second Quarter 2002 Form 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

     Item 1. Financial Statements

         Consolidated Balance Sheets as of December 31, 2001 and
             June 30, 2002 (Unaudited).........................................1

         Consolidated Statements of Operations for the Three and Six Months
             Ended June 30, 2001 and 2002 (Unaudited)..........................2

         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2001 and 2002 (Unaudited)...............................3

         Notes to Financial Statements.........................................4

     Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

     Item 3. Quantitative and Qualitative Disclosures About
               Market Risk....................................................13

PART II  OTHER INFORMATION

SIGNATURES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                               HEALTHEXTRAS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                            December 31,        June 30,
                                                            2001                2002
                                                          --------------    --------------
                                                                              (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $   33,009,143    $   24,282,872
  Accounts receivable, net                                    22,410,968        21,410,331
  Deferred charges:
    Direct                                                     1,204,526         1,227,656
    Marketing and promotion                                      881,832         2,022,093
  Other current assets                                           653,627           907,406
                                                          --------------    --------------
      Total current assets                                    58,160,096        49,850,358
Fixed assets, net                                              5,056,235         4,916,844
Intangible assets, net                                         4,449,487         6,280,061
Goodwill                                                      17,566,866        20,758,074
Restricted cash                                                1,000,000         1,000,000
Other assets                                                   1,920,651         1,862,107
                                                          --------------    --------------
      Total assets                                        $   88,153,335    $   84,667,444
                                                          ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $   24,994,834    $   16,904,819
  Accrued expenses and other current liabilities               3,985,101         3,974,239
  Notes payable                                                8,883,069        11,168,000
  Deferred revenue                                             4,509,055         4,732,995
                                                          --------------    --------------
      Total liabilities                                       42,372,059        36,780,053
                                                          ==============    ==============

Minority interest                                                543,800                --

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, none issued                                           --                --
                  -
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 31,868,012 and 32,278,120 shares
    issued and outstanding at December 31, 2001
    and June 30, 2002, respectively                              318,680           322,781
  Additional paid-in capital                                  69,747,302        70,224,154
  Deferred compensation                                         (107,665)          (49,219)
  Retained earnings (accumulated deficit)                    (24,720,841)      (22,610,325)
                                                          --------------    --------------
      Total stockholders' equity                              45,237,476        47,887,391
                                                          --------------    --------------
      Total liabilities and stockholders' equity          $   88,153,335    $   84,667,444
                                                          ==============    ==============

   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                  For the three months ended    For the three months ended
                                                          June 30,                        June 30,
                                                  --------------------------    ---------------------------
                                                     2001           2002            2001           2002
                                                  -----------    -----------    -----------    ------------
                                                          (unaudited)                     (unaudited)
Revenue                                           $22,054,784    $55,248,679    $43,826,221    $109,900,934
                                                  -----------    -----------    -----------    ------------

Expenses:
  Direct                                           16,912,036     44,658,926     32,338,779      89,317,012
  Selling, general and administrative               9,302,808      9,003,208     18,927,034      18,424,809
                                                  -----------    -----------    -----------    ------------
      Total operating expenses                     26,214,844     53,662,134     51,265,813     107,741,821
                                                  -----------    -----------    -----------    ------------

      Operating income (loss)                      (4,160,060)     1,586,545     (7,439,592)      2,159,113

Interest income (expense), net                        336,121        (59,738)       723,723          (3,606)
                                                  -----------    -----------    -----------    ------------

      Income (loss) before minority interest       (3,823,939)     1,526,807     (6,715,869)      2,155,507

Minority interest                                          --             --             --          44,992
                                                  -----------    -----------    -----------    ------------

      Net income (loss)                           $(3,823,939)   $ 1,526,807    $(6,715,869)   $  2,110,515
                                                  ===========    ===========    ===========    ============

Net income (loss) per share, basic                $     (0.13)   $      0.05    $     (0.23)   $       0.07
Net income (loss) per share, diluted              $     (0.13)   $      0.05    $     (0.23)   $       0.07

Weighted average shares of common stock, basic
  (in thousands)                                       29,182         32,291         29,150          32,160
Weighted average shares of common stock
  outstanding diluted (in thousands)                   29,182         32,501         29,150          32,280


The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                     For the six months ended
                                                              June 30,
                                                   ----------------------------
                                                      2001              2002
                                                   ------------    ------------
                                                             (unaudited)
Cash flows from operating activities:
  Net income (loss)                                $ (6,715,869)   $  2,110,515
  Depreciation expense                                  761,634         655,938
  Non-cash charges (credits)                          5,175,067        (950,070)
  Loss on disposal of fixed assets                           --         115,821
  Amortization of goodwill                              307,419              --
  Amortization of intangibles and other assets               --         194,139
  Minority interest                                          --          44,992
  Changes in assets and liabilities:
    Accounts receivable, net                         (2,637,563)      1,000,637
    Other assets                                          5,117        (419,949)
    Deferred charges                                   (162,674)     (1,163,391)
    Accounts payable and accrued expenses              (228,027)     (8,278,342)
    Deferred revenue                                   (792,133)        223,940
                                                   ------------    ------------
      Net cash used in operating activities          (4,287,029)     (6,465,770)
                                                   ------------    ------------

Cash flows from investing activities:
  Capital expenditures                                 (607,113)       (632,367)
  Return of deposit                                          --         600,000
  Purchase of intangible assets                              --        (300,000)
  Business acquisitions and related costs              (608,225)     (9,961,603)
                                                   ------------    ------------
      Net cash used in investing activities          (1,215,338)    (10,293,970)
                                                   ------------    ------------

Cash flows from financing activities:
  Proceeds received from exercise of stock options           --          33,469
  Proceeds from new common shares issued                121,800              --
  Proceeds from borrowings                                   --      12,500,000
  Repayment of borrowings                                    --      (4,500,000)
  Purchase of treasury stock                            (90,000)             --
                                                   ------------    ------------
      Net cash provided by financing activities          31,800       8,033,469
                                                   ------------    ------------

Net decrease in cash and cash equivalents            (5,470,567)     (8,726,271)

Cash and cash equivalents at the beginning
  of period                                          28,921,312      33,009,143
                                                   ------------    ------------
Cash and cash equivalents at the end of period     $ 23,450,745    $ 24,282,872
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared by HealthExtras, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the result that may be expected for the year ending December 31, 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 29, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       ACCOUNTING CHANGES


     EITF 01-9
     ---------

    Effective January 1, 2002, the Company adopted "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", ("EITF 01-9"), which was issued in November 2001. The Company's adoption of EITF 01-9 resulted in changing the way the Company recognizes the cost of consideration provided to a marketing partner under a warrant agreement. Effective January 1, 2002, the charge for this consideration is to be recorded as a reduction to revenue from the marketing partner rather than as a charge to direct expense, as reflected in prior periods. During the three and six month periods ended June 30, 2001, the Company recorded non-cash direct expenses of $3.8 million and $5.1 million, respectively, related to the warrant agreement. To comply with EITF 01-9, the $3.8 million and $5.1 million non-cash warrant expenses have been reclassified as a reduction to revenue from the marketing partner for the three and six month periods ended June 30, 2001.

    During 2001, the Company also recorded $1.0 million in non-cash direct expense related to common stock warrants expected to be issued to a marketing partner contingent on the marketing partner exceeding a specific annualized revenue threshold. Due to the lower fair market value of the warrants at March 31, 2002, the Company recognized a non-cash credit of $477,000 in the period ended March 31, 2002. In the second quarter of 2002, it was determined that the marketing partner did not exceed the specific annualized revenue thresholds; thus, the Company reversed the remaining charge of $531,000 for the warrant agreement. To comply with EITF 01-9, the $531,000 non-cash credit was recorded as revenue in the period ended June 30, 2002, for a total non-cash credit of $1.0 million for the six months ended June 30, 2002.

     FAS 142
     -------

    In July 2001, the Financial Accounting Standards Board issued FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. FAS 142 provides that goodwill and indefinite-lived assets will no longer be amortized and that these assets must be tested at least annually for impairment beginning in the year of adoption. FAS 142 also provides that the amortization of intangible assets with finite lives is not limited to 40 years. The Company adopted the provisions of FAS 142 effective January 1, 2002. The Company has completed its impairment testing of goodwill and concluded that no impairment of goodwill exists. The following table reflects consolidated results adjusted as though the adoption of FAS 142 occurred as of January 1, 2001:


                                                 Three Months Ended                    Six Months Ended
                                                         June                                  June
                                            -------------------------------   ------------------------------
                                                 2001               2002          2001               2002
                                            --------------    -------------   -------------    -------------
Net income (loss), as reported              $   (3,823,939)   $   1,526,807   $  (6,715,869)   $   2,110,515

Goodwill amortization                              153,711               --         307,419               --
                                            --------------    -------------   -------------    -------------

Net income (loss), as adjusted              $   (3,670,228)   $   1,526,807   $  (6,408,450)   $   2,110,515
                                            ==============    =============   =============    =============

Net income (loss) per share, basis, as
   reported                                 $        (0.13)   $        0.05   $       (0.23)   $        0.07

Goodwill amortization                                 0.01               --            0.01               --
                                            --------------    -------------   -------------    -------------

Net income (loss) per share basic, as
    adjusted                                 $       (0.12)   $        0.05   $       (0.22)   $        0.07
                                             =============    =============   =============    =============

Net income (loss) per share, diluted, as
   reported                                  $       (0.13)   $        0.05   $       (0.23)   $        0.07

Goodwill amortization                                 0.01               --            0.01               --
                                            --------------    -------------   -------------    -------------

Net income (loss) per share, diluted, as
   adjusted                                  $       (0.12)   $        0.05   $       (0.22)   $        0.07
                                            ==============    =============   =============    =============


3.       ACQUISITION

    During the first quarter of 2002, the Company purchased the outstanding 20% minority interest in Catalyst, Inc. and Catalyst Consultants ("Catalyst") for 319,033 shares of the Company's stock valued at $1.1 million and notes payable of $4.2 million. At the time of the minority interest acquisition, the Company estimated and recorded $3.9 million of goodwill and $1.0 million of intangible assets. For additional information concerning the 2001 purchase of the 80% ownership of Catalyst, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 29, 2002.

    During the second quarter of 2002, the Company finalized its allocation of the purchase price (including the acquisition of the remaining minority interest) of the Catalyst acquisition resulting in the increase in intangible assets and the decrease in goodwill of $700,000. All intangible assets relating to the Catalyst acquisition are being amortized over a twenty-year period.

    The changes in the carrying amount of goodwill for three month periods ending March 31, 2002, and June 30, 2002, are as follows:

         Balance as of January 1, 2002                            $   17,566,866

         Goodwill acquired during the three
              month period ended March 31, 2002                        3,891,208

         Reduction of Goodwill during
               the three month period ended June 30, 2002              (700,000)
                                                                  --------------

         Balance as of June 30, 2002                              $   20,758,074
                                                                  ==============

         As of June 30, 2002, intangible assets consisted of the following:

                                                        As of June 30, 2002
                                                        -------------------

                                                   Gross Earnings     Accumulated
                                                      Amount         Amortization
                                                  -------------      ------------

         Customer contracts and relationships     $   5,700,000      $   (167,999)
         Other PBM contracts                            795,200           (47,140)
                                                  ---------------    -------------
                                                  $     6,495,200    $   (215,139)
                                                  ===============    =============

    Amortization expense for the three and six month periods ended June 30, 2002, was approximately $85,000 and $151,000, respectively.


    Estimated Amortization Expense
    ------------------------------

         For year ending December 31,     Amount

                  2002                  $ 367,000
                  2003                    395,000
                  2004                    395,000
                  2005                    395,000
                  2006                    355,000


    The following table sets forth certain unaudited proforma financial data assuming that the acquisition of 100% of Catalyst occurred on January 1, 2001, after giving effect to purchase accounting adjustments.


                                         Three Months Ended            Six Months Ended
                                              June                           June
                                    ---------------------------   ----------------------------
                                         2001          2002           2001           2002
                                    ------------   ------------   ------------   -------------
                                      (proforma)     (actual)       (proforma)     (actual)

Revenue                             $ 38,069,451   $ 55,248,679   $ 75,855,555   $ 109,900,934


Net income                          $ (3,142,855)  $  1,526,807   $ (5,353,702) $    2,110,515


Net income per share, basic         $      (0.11)$         0.05   $      (0.18)   $       0.07


Net income per share, diluted       $      (0.11)$         0.05   $      (0.18)   $       0.07

Weighted average shares of common
    stock, basic (in thousands)
                                           29,868        32,291         29,836          32,160

Weighted average shares of common
    stock, diluted (in thousands)
                                           29,868        32,501         29,836          32,280

4.       DEFERRED CHARGES

    On April 1, 2002, the Company issued common stock warrants to Health Care Horizons, Inc. d/b/a Cimarron Heath Plan ("Cimarron") that gives Cimarron the right to purchase 250,000 shares of the Company's common stock for $5.22 per share. The warrants are exercisable at any time after the grant date, with the condition that the Company must be the exclusive provider of Pharmacy Benefit Management ("PBM") services to Cimarron on the date of the exercise. The term of the PBM contract is from July 1, 2002, to June 30, 2009. In accordance with EITF 96-18 "Accounting for Equity Instrument that Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling, Goods or Services," the measurement date was determined to be the grant date, April 1, 2002. Using an equity-pricing model, the value of the 250,000 warrants was estimated to be $400,000 and was recorded as a deferred charge at April 1, 2002. This deferred charge will be recognized over the life of the seven-year contract beginning July 2002, on a straight line basis.

5.       NOTES PAYABLE

    On January 22, 2002, the Company arranged a line of credit for $5.0 million to support the working capital requirements of the Company's acquisition of Catalyst Inc. and Catalyst Consultants ("Catalyst"). The line of credit was collateralized by a certificate of deposit with an approximate balance of $5.6 million held by the lending financial institution. Under the terms of the agreement, all outstanding principal and accrued interest were to be paid on or before July 22, 2002. The note bore a rate of 4.59% per annum, which was paid monthly. The Company repaid the outstanding principal of $4.5 million April 2002.

    In March 2002, the Company arranged an $8 million revolving credit facility. Borrowings on the credit facility are collateralized by substantially all of the Company's trade receivables. The credit agreement contains affirmative and negative covenants related to indebtedness, capital expenditures, and consolidated net worth.

    The facility bears interest at LIBOR plus 2.25%. The effective interest rate at June 30, 2002, was 5.06%. Interest is payable in arrears on the fifth day of each month. Interest expense for the three month and six month periods ended June 30, 2002 was $82,800. The outstanding balance on the credit facility at June 30, 2002, was $8.0 million. All principal and accrued interest is due to the bank on May 31, 2003, however, the facility must be fully repaid for at least 30 consecutive days prior to the expiration date.

6.       CONSOLIDATION EXPENSES

    In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and the Costs to Exit an Activity," the Company recognized a non-recurring charge of approximately $672,000 in the three month period ended March 31, 2002 associated with the consolidation of its Birmingham, Alabama operations. The charge primarily consisted of a write-down of fixed assets and inventory, severance payments, and the balance due on the office. A total of $559,000 has been paid or written off by the Company, and the remaining $113,000 is recorded in accrued liabilities. The liabilities will be paid within a twelve-month period beginning March 31, 2002. The facility was closed effective February 28, 2002 and the operations were consolidated within the Company's Rockville, MD and Las Vegas, NV offices.

7.       SEGMENT REPORTING

    The Company operates in two market segments as a provider of PBM services to plan sponsors and as a provider of supplemental health programs and disability to individuals. The following table represents financial data by segment for the three months and six months ended June 30, 2002, and June 30, 2001.

For the three months ended June 30, 2002:

                                            Supplemental
                                              Health &
                                PBM          Disability           Total
                          -------------    -------------    --------------

Revenue                   $  37,572,648    $  17,676,031    $   55,248,679
Operating expenses           36,405,222       17,256,912        53,662,134
Net income                    1,190,714          336,092         1,526,807
Total assets                 53,956,939       30,710,505        84,667,444
Accounts receivable          19,745,173        1,665,158        21,410,331
Accounts payable             16,739,209          165,610        16,904,819

For the three months ended June 30, 2001:


                                            Supplemental
                                              Health &
                                PBM          Disability           Total
                          -------------    -------------    --------------
Revenue                   $ 7,658,676      $   14,396,108   $   22,054,784
Operating expenses          7,717,115          18,497,729       26,214,844
Net loss                      (43,250)         (3,780,689)      (3,823,939)
Total assets                4,783,747          44,122,973       48,906,720

For the six months ended June 30, 2002:


                                            Supplemental
                                              Health &
                                PBM          Disability           Total
                          -------------    -------------    --------------
Revenue                   $  72,085,598    $   37,815,336   $  109,900,934
Operating expenses           70,512,918        37,228,903      107,741,821
Net income                    1,615,294           495,221        2,110,515


For the six months ended June 30, 2001:

                                            Supplemental
                                              Health &
                                PBM          Disability           Total
                          -------------    -------------    --------------
Revenue                   $  15,320,336    $   28,505,885   $   43,826,221
Operating expenses           15,482,239        35,783,574       51,265,813
Net loss                      (128,215)       (6,587,654)       (6,715,869)
Total assets                  4,783,747        44,122,973       48,906,720


8.       NET INCOME (LOSS) PER SHARE

    Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period.

         For the three and six month periods ended June 30, 2001, the diluted net loss per share was equal to basic net loss per share since the Company operated at a loss position. For the three month period ended June 30, 2002, the dilutive effect (210,000 shares determined using the treasury stock method) of stock options to purchase 671,000 shares of common stock was included in the computation of diluted earnings per common share because the option exercise price was less than the average market price of the common shares during the three month period. The dilutive effect of 3.9 million outstanding common stock options and warrants for the period ended June 30, 2002, has been excluded from the computation of diluted net income per share as the effect would be antidilutive.

         For the six month period ended June 30, 2002, the dilutive effect (209,000 shares determined using the treasury stock method) of stock options to purchase 601,000 shares of common stock was included in the computation of diluted earnings per common share because the option exercise prices was less than the average market price of the common shares during the six month period. The dilutive effect of 3.9 million outstanding common stock options and warrants for the six month period ended June 30, 2002, has been excluded from the computation of dilutive net income per share as the effect would be antidilutive.

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

OVERVIEW
--------

         HealthExtras is a diversified provider of pharmacy, health and disability benefits. The Company currently provides benefits to over 1.5 million members and the Company's clients include managed care organizations, large employer groups, unions and government agencies, as well as individual customers. The acquisitions of International Pharmacy Management, Inc. ("IPM"), now operating as HealthExtrasRx, and Catalyst have created a strong foundation for the PBM business of the Company. The PBM segment is the largest revenue generating segment and the Company expects the PBM business to be the primary source of growth and profit potential in the years ahead.

    PHARMACY BENEFIT MANAGEMENT

         Our primary PBM services consist of the automated online processing of prescription claims on behalf of our employer and managed care customers. When a member of one of our customer accounts presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with accesses to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-pay to the retail pharmacy and the pharmacist fills the prescription. On behalf of our customer accounts, we electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees, for consolidated billing and payment. We receive payments from customer accounts and remit the amounts owed to the retail pharmacies pursuant to our negotiated rates and retain the difference, including claims processing fees.

         We have established a nationwide network of over 50,000 retail pharmacies. In general, self-insured employers and managed care organizations contract with us to benefit from our negotiated retail pharmacy network rates, participate in certain rebate arrangements with manufacturers based on formulary design and to access the other care enhancement protocols in our system. Under these contracts, we have an independent obligation to pay network retail pharmacies for the drugs dispensed and accordingly have assumed that risk independent of our customers. Pharmacy benefit claim payments from our health plan sponsors are recorded as revenues, and prescription costs paid to retail pharmacies are recorded in direct expenses. Member payments are not recorded as revenue.

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

         Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment trends will allow the minimum future commitments at June 30, 2002, to be fully utilized by current enrollment levels.


         The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For more information about the Company's accounting policies and estimates, refer to "Critical Accounting Policies and Estimates" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 29, 2002.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         REVENUE. Revenue from operations for the second quarter of 2002 was $55.2 million, compared to $22.1 million for the second quarter of 2001. The pharmacy benefit management services segment revenue contributed $30.0 million of the revenue increase, while revenue for the supplemental health and disability segment increased by $3.3 million. Total revenue in the three month period increased 391% and 23% in the pharmacy benefit management services segment and the supplemental health and disability segment, respectively. The PBM increase was principally due to the Catalyst acquisition. Due to the Company's adoption of EITF 01-9, previously reported revenue for the second quarter of 2001 has been reduced by $3.8 million in the comparative financial statements. For more information about the adoption of EITF 01-9, see Note 2 of the Notes to the Consolidated Financial Statements.

         DIRECT EXPENSES. Direct expenses for the period ended June 30, 2002 of $44.7 million consisted of $34.9 million in direct costs associated with the pharmacy benefit management services segment and $9.8 million attributable to benefit costs and compensation to our distribution partners for supplemental health and disability products. Direct expenses for the same period in 2001 were $16.9 million, consisting of approximately $9.9 million and $7.0 million attributable to the pharmacy benefit management services and supplemental health and disability segments, respectively. The PBM increase is principally due to the Catalyst acquisition. The direct expenses of $44.7 million and $16.9 million for the three month period ended June 30, 2002, and June 30, 2001, represented 83% and 65% of operating expenses for the respective periods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three month period ended June 30, 2002, totaled $9.0 million or 17% of total operating expenses, $1.5 million of which related to the Company's pharmacy benefit management services segment, while the remaining $7.5 million related to the management of the supplemental health and disability segment. These expenses included $1.1 million for creative development, product endorsements and market research, $4.3 million in direct marketing, $1.7 million in compensation and benefits, $849,000 in professional fees, insurance and taxes, $376,000 in facility costs, $196,000 in travel expenses and $426,000 in depreciation and amortization.

         Selling, general and administrative expenses for the same period in 2001 were approximately $9.3 million or 35% of total operating expenses, $639,000 of which related to the Company's pharmacy benefit management services segment, while $8.6 million related to the supplemental health and disability segment. These expenses include $684,000 for creative development, product endorsements and market research, $6.0 million in direct marketing, $1.4 million in compensation and benefits, $285,000 in professional fees, insurance and taxes, $234,000 in facility costs, $158,000 in travel expenses, and $544,000 in depreciation and amortization.

         The decrease in deprecation and amortization expense is primarily attributable to the Company ceasing amortization of goodwill, pursuant to the adoption of FAS 142. For more information about the adoption of FAS 142, see
Note 2 of the Notes to the Consolidated Financial Statements.

         INTEREST INCOME (EXPENSE), NET. Interest income (expense), net for the second quarter 2002 was ($59,700), compared to $336,100 in the second quarter of 2001, a decrease of $396,000 principally attributable to lower invested balances, interest rates, and interest on the borrowings initiated in 2002.

         NET INCOME (LOSS). Net income for the second quarter of 2002 was $1.5 million compared to a $3.8 million net loss for the second quarter of 2001, an increase of $5.3 million. As a percentage of revenue, net income increased from
(17)% to 3%.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         REVENUE. Revenue from operations for the six month period ended June 30, 2002, was $109.9 million, compared to $43.8 million for the six month period ended June 30, 2001. The pharmacy benefit management services segment revenue contributed $56.9 million of the revenue increase, while revenue for the supplemental health and disability segment increased by $9.3 million. Total revenue in the six month period increased 606% and 12% in the pharmacy benefit management services segment and the supplemental health and disability segment, respectively. The PBM increase was principally due to the Catalyst acquisition. Due to the Company's adoption of EITF 01-9, revenue for the second quarter of 2001 has been reduced by $5.1 million in the comparative financial statements. For more information about the adoption of EITF 01-9, see Note 2 of the Notes to the Consolidated Financial Statements.

         DIRECT EXPENSES. Direct expenses for the six month period ended June 30, 2002 of $89.3 million consisted of $67.1 million in direct costs associated with the pharmacy benefit management services segment and $22.2 million attributable to benefit costs and compensation to our distribution partners for supplemental health and disability products. Direct expenses for the same period in 2001 were $32.3 million, consisting of approximately $14.2 million and $18.1 million attributable to the pharmacy benefit management services and supplemental health and disability segments, respectively. The PBM increase is principally due to the Catalyst acquisition. The direct expenses of $89.3 million and $32.3 million for the six month periods ended June 30, 2002 and June 30, 2001, represented 83% and 63% of operating expenses for the respective periods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six month period ended June 2002, totaled $18.4 million or 17% of total operating expenses, $3.4 million of which was related to the Company's pharmacy benefit management services segment, while the remaining $15.0 million related to the management of supplemental health and disability segment. These expenses include $2.5 million for creative development, product endorsement and market research, $8.4 million in direct marketing, $3.8 million in compensation and benefits, $1.8 million in professional fees, insurance and taxes, $757,000 in facility costs, $319,000 in travel expenses and $850,000 in depreciation and amortization.

         Selling, general and administrative expenses for the same period in 2001, were approximately $18.9 million or 37% of total operating expenses, $1.3 million of which related to the Company's pharmacy benefit management services segment, while $17.6 million related to the supplemental health and disability segment. These expenses included $2.4 million for creative development, product endorsements, market research, $11.0 million in direct marketing, $2.7 million in compensation and benefits, $580,000 in professional fees, insurance and taxes, $470,000 in facility costs, $327,000 in travel expenses and $1.1 million in depreciation and amortization.

         The decrease in deprecation and amortization expense is primarily attributable to the Company ceasing amortization of goodwill, pursuant to the adoption of FAS 142. For more information about the adoption of FAS 142, see
Note 2 of the Notes to the Consolidated Financial Statements.

         INTEREST INCOME (EXPENSE), NET. Interest income expense, net for six months ended June 30, 2002 was ($3,600) compared to $724,000 in the second quarter of 2001, a decrease of $727,000 or 100% principally attributable to lower invested balances, interests rates, and interest on the borrowings initiated in 2002.

         MINORITY INTEREST. Minority interest for the six month period ended June 30, 2002, was approximately $45,000; there was no minority interest at June 30, 2001. This charge represents the net income attributable due to the 20% minority interest holder of Catalyst for the months of January and February 2002. As the Company purchased the remaining minority interest on March 1, 2002, no additional minority interest charge for Catalyst will appear on the Company's financial statements.

         NET INCOME, (LOSS). Net income for the six month period ended June 30, 2002 was $2.1 million compared to $6.7 million net loss for the comparable period in of 2001, an increase of $8.8 million. As a percentage of revenue, net income increased from (15)% to 2%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash and cash equivalents at June 30, 2002, totaled $24.3 million compared to $33.0 million at December 31, 2001. During the first six months of 2002, the Company received $8.0 million in cash from financing activities, paid $10 million for business acquisitions and related costs, and used $6.9 million of the borrowed funds and $1.4 million of the Company's cash to reduce outstanding payables and accrued expenses in order to negotiate more favorable rates with specific vendors.

         CASH USED IN OPERATING, ACTIVITIES. Cash used for operating activities during the first six months of 2002 was $6.5 million compared to the cash used for operating activities of $4.3 million during the first six months of 2001. The variance is due to a large reduction in accounts payable, accrued expenses, and an increase in deferred charges.

         CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for the first six months of 2002 was $10.3 million compared to $1.2 million for the first six months of 2001. The increase is primarily attributed to the payments of $8.9 million in January 2002, and $1.1 million in April 2002, to satisfy the Catalyst acquisition promissory notes.

         CASH FROM FINANCING ACTIVITIES. Cash provided by financing activities for the first six months of 2002 was $8.0 million compared to $31,800 for the first six months of 2001. In January 2002, the Company arranged a line of credit for $5.0 million to support the working capital requirements of the Company's acquisition of Catalyst. The Company repaid the outstanding principal of $4.5 million in April 2002. In March 31, 2002, the Company also arranged an $8.0 million revolving credit facility. The amount was fully drawn at June 2002. All principal and accrued interest is due to the bank on May 31, 2003.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

    The Company is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to its business. In addition, the Company is not aware of any routine legal proceedings which, in the opinion of management, will have a material affect on the financial condition or results of operations of the Company.


ITEM 2   CHANGES IN SECURITIES
------   ---------------------

    In connection with the execution of a Pharmaceutical Services Agreement, the Company issued a total of 250,000 common stock warrants on April 1, 2002. The
Company relied upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4 (2) of the Act. For more information about the Company issued common stock warrants, see Note 4 of the Notes to the Consolidated Financial Statements.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  (Not Applicable)
-------  -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ----------------------------------------------------

    The annual meeting of the stockholders for the company was held on June 4, 2002. The following matters were submitted to a vote of the stockholders:

    1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes.


                                                  For          Against      Abstain
                                                ----------     --------     -------
              David T. Blair................    30,363,330      525,650       None
              Frederick H. Graefe...........    30,561,507      327,473       None
              Thomas J. Graf................    30,561,507      327,473       None

    2. The appointment of PricewatersCoopers LLP as independent auditors of the Company was ratified by a count of 30,726,194 affirmative votes, 151,386 negative votes, and 11,400 abstentions.

    There were no broker non-votes reported with respect to any of the matters subject to shareholder vote.


ITEM 5.  OTHER INFORMATION
-------  -----------------

    The Company has submitted, via correspondence to the Securities and Exchange Commission, the certifications required by Section 906 of the recently enacted Sarbans Oxley Act.

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



HealthExtras, Inc.




Date:  August 14, 2002           By:  /s/ David T. Blair
                                   -------------------------------------
                                   David T. Blair
                                   Chief Executive Officer and Director


Date:  August 14, 2002           By:  /s/ Michael P. Donovan
                                   -------------------------------------
                                   Michael P. Donovan
                                   Chief Financial Officer and
                                   Chief Accounting Officer