Form 10-Q
period 2002-09-30
HEALTHEXTRAS INC
filed 2002-11-14
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

 Indicate  by check mark  whether  the  registrant  is an  accelerated  file (as
 defined in Rule 12b-2 of the Exchange Act).  Yes        No X
                                                            ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The number of shares of common stock, par value $.01 per share, outstanding on November 13, 2002 was 33,053,220.

                            HEALTHEXTRAS, INC.

                          Third Quarter 2002 Form 10-Q

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I   FINANCIAL INFORMATION

  Item 1.  Financial Statements

   Consolidated Balance Sheets as of December 31, 2001 and
     September 30, 2002 (Unaudited).........................................1

   Consolidated Statements of Operations for the Three and Nine Months Ended
     September 30, 2001 and 2002 (Unaudited)................................2

   Consolidated Statements of Cash Flows for the Nine Months Ended
     September 30, 2001 and 2002 (Unaudited)................................3

   Notes to Financial Statements............................................4

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk......13

  Item 4.  Controls and Procedures.........................................13

PART II  OTHER INFORMATION

SIGNATURES
CERTIFICATIONS

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               HEALTHEXTRAS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         December 31,  September 30,
                                                            2001            2002
                                                       ------------    ------------
                                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents ........................   $ 33,009,143    $ 22,668,488
  Accounts receivable, net .........................     22,410,968      26,077,810
  Deferred charges:
    Direct .........................................      1,204,526       1,025,623
    Marketing and promotion ........................        881,832       1,511,047
  Other current assets .............................        653,627         923,321
                                                       ------------    ------------
      Total current assets .........................     58,160,096      52,206,289
Fixed assets, net ..................................      5,056,235       5,189,127
Intangible assets, net .............................      4,449,487       6,323,073
Goodwill ...........................................     17,566,866      20,758,074
Restricted cash ....................................      1,000,000       1,000,000
Other assets .......................................      1,920,651       1,820,445
                                                       ------------    ------------
      Total assets .................................   $ 88,153,335    $ 87,297,008
                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................   $ 24,994,834    $ 22,206,604
  Accrued expenses and other current liabilities ...      3,985,101       2,698,204
  Notes payable ....................................      8,883,069       9,056,000
  Deferred revenue .................................      4,509,055       3,902,541
                                                       ------------    ------------
      Total liabilities ............................     42,372,059      37,863,349
                                                       ------------    ------------

Minority interest ..................................        543,800

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
    authorized, none issued ........................             --              --
                                                       ------------    ------------
  Common stock, $0.01 par value, 100,000,000 shares
    authorized, 31,868,012 and 32,278,120 shares
    issued and outstanding at December 31, 2001
    and September 30, 2002, respectively ...........        318,680         322,781
  Additional paid-in capital .......................     69,747,302      70,224,154
  Deferred compensation ............................       (107,665)        (19,995)
  Retained earnings (accumulated deficit) ..........    (24,720,841)    (21,093,281)
                                                       ------------    ------------
      Total stockholders' equity ...................     45,237,476      49,433,659
                                                       ------------    ------------
      Total liabilities and stockholders' equity ...   $ 88,153,335    $ 87,297,008
                                                       ============    ============



   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)






                                                           -------------    -------------    -------------    -------------
                                                                Three months ended                Three months ended
                                                                    September 30,                     September 30,
                                                                 2001           2002               2001             2002
                                                            -------------    -------------    -------------    -------------
Revenue ................................................   $  28,403,303    $  63,906,765    $  72,229,524    $ 173,807,699

Expenses:
Direct .................................................      19,168,972       54,756,821       51,507,751      144,073,833
Selling, general and administrative ....................       9,459,381        7,609,837       28,386,720       26,034,646
                                                           -------------   --------------    -------------    -------------
   Total operating expenses ............................      28,628,353       62,366,658       79,894,471      170,108,479
                                                           -------------   --------------    -------------    -------------
   Operating income (loss) .............................        (225,050)       1,540,107       (7,664,947)   $   3,699,220
Interest income (expense), net .........................         259,652          (23,062)         983,680          (26,668)
                                                           -------------   --------------    -------------    -------------
   Net income (loss) before minority interest...........          34,602        1,517,045       (6,681,267)       3,672,552
                                                           -------------   --------------    -------------    -------------
Minority interest ......................................              --               --               --           44,992
                                                           -------------   --------------    -------------    -------------
   Net income (loss) ...................................   $      34,602   $    1,517,045    $  (6,681,267)   $   3,627,560
                                                           =============   ==============    =============    =============

Net income (loss) per share, basic .....................   $        0.00   $         0.05    $       (0.23)   $        0.11
Net income (loss) per share, diluted ...................   $        0.00   $         0.05    $       (0.23)   $        0.11
Weighted average shares of common stock
 outstanding (in thousands) - basic ....................          28,916           32,291           29,071           32,204
Weighted average shares of common stock
 outstanding (in thousands) - diluted...................          29,789           32,495           29,071           32,496


   The accompanying notes are an integral part of these financial statements
                                       2

                               HEALTHEXTRAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                        For the nine months ended
                                                                September 30,
                                                             2001            2002
                                                       -------------   -------------
Cash flows from operating activities:
 Net loss ..........................................   $ (6,681,267)   $  3,627,560
 Depreciation expense ..............................      1,118,521         944,925
 Non-cash charges (credits) ........................      5,692,461        (920,846)
 Loss on disposal of fixed assets ..................           --           115,821
 Amortization of goodwill ..........................        461,129            --
 Amortization of intangible and other assets .......           --           327,769
 Minority interest .................................           --            44,992
 Changes in assets and liabilities:
  Accounts receivable, net .........................     (2,448,067)     (3,666,842)
  Other assets .....................................       (122,468)       (420,843)
  Deferred charges .................................       (782,677)       (450,312)
  Accounts payable and accrued expenses ............        279,135      (4,052,593)
  Deferred revenue .................................       (972,432)       (606,514)
                                                       ------------    ------------
   Net cash used in operating activities ...........     (3,455,665)     (5,056,883)
                                                       ------------    ------------


Cash flows from investing activities:
 Capital expenditures ..............................     (1,148,542)     (1,193,638)
 Return of deposit .................................           --           600,000
 Purchase of intangible assets .....................           --          (450,000)
 Business acquisitions and related costs ...........       (608,225)    (12,273,603)
                                                       ------------    ------------
   Net cash used in investing activities ...........     (1,756,767)    (13,317,241)
                                                       ------------    ------------
Cash flows from financing activities:
 Proceeds received from exercise of stock options ..           --            33,469
 Proceeds from new common shares issued ............     12,601,202            --
 Repurchase and retirement of common stock .........     (4,305,000)           --
 Proceeds from borrowings ..........................           --        12,500,000
 Repayment of borrowings ...........................           --        (4,500,000)
                                                       ------------    ------------
   Net cash provided by financing activities .......      8,296,202       8,033,469
                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents      3,083,770     (10,340,655)
Cash and cash equivalents at the beginning
 of period .........................................     28,921,312      33,009,143
                                                       ------------    ------------
Cash and cash equivalents at the end of period .....   $ 32,005,082    $ 22,668,488
                                                       ============    ============

   The accompanying notes are an integral part of these financial statements
                                       3

                               HEALTHEXTRAS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

    The accompanying consolidated financial statements have been prepared by HealthExtras, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the result that may be expected for the year ending December 31, 2002. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC on March 29, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       ACCOUNTING CHANGES


    EITF 01-9
    ---------

    Effective January 1, 2002, the Company adopted "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products", ("EITF 01-9"), which was issued in November 2001. The Company's adoption of EITF 01-9 resulted in changing the way the Company recognizes the cost of consideration provided to a marketing partner under a warrant agreement. Effective January 1, 2002, the charge for this consideration is to be recorded as a reduction to revenue from the marketing partner rather than as a charge to direct expense, as reflected in prior periods. During the three and nine month periods ended September 30, 2001, the Company recorded non-cash direct expenses of $488,000 and $5.6 million, respectively, related to the warrant agreement. To comply with EITF 01-9, such amounts have been reclassified as a reduction to revenue from the marketing partners for the three and nine month periods, respectively, ended September 30, 2001.


    From July 1, 2001 through December 31, 2001, the Company recorded $1.0 million in non-cash direct expense related to common stock warrants expected to be issued to a marketing partner contingent on the marketing partner exceeding a specific annualized revenue threshold. Due to the lower fair market value of the warrants at March 31, 2002, the Company recognized a non-cash credit of $477,000 in the period ended March 31, 2002. In the second quarter of 2002, it was determined that the marketing partner did not exceed the specific annualized revenue thresholds; thus, the Company reversed the remaining charge of $531,000 for the warrant agreement. To comply with EITF 01-9, the $1.0 million of total non-cash credits was recorded as revenue in the nine month period ended September 30, 2002. Because the balance of the warrant charge was reversed in the second quarter and coincided with the end of the second warrant measurement period, no other non-cash charges or credits relating to this warrant measurement period will be reflected in the Company's future financial statements. The final measurement period is for the twelve months ending June 30, 2003 and the Company does not expect to record any additional charges relating to such measurement period based upon the marketing partners' expected performance and the higher thresholds applicable to the final measurement period.

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


                                                    Three Months Ended                     Nine Months Ended
                                                         September                             September
                                           -----------------------------------   -----------------------------------
                                                 2001              2002                2001              2002
                                           ----------------- -----------------   -----------------  ----------------
Net income (loss), as reported .........   $   34,602         $ 1,517,045         $ (6,681,267)      $ 3,627,560

Goodwill amortization ..................      153,710                  --              461,129                --
                                           ----------         -----------         ------------       -----------

Net income (loss), as adjusted .........   $  188,312         $ 1,517,045         $ (6,220,138)      $ 3,627,560
                                           ==========         ===========         ============       ===========

Net income (loss) per share, basic, as
reported ...............................   $       --         $      0.05         $      (0.23)      $      0.11

Goodwill amortization ..................         0.01                  --                 0.01                --
                                           ----------         -----------         ------------       -----------

Net income (loss) per share basic, as
     adjusted ..........................   $     0.01         $      0.05         $      (0.22)      $      0.11
                                           ==========         ===========         ============       ===========

Net income (loss) per share, diluted, as
   reported ............................   $       --         $      0.05         $      (0.23)      $      0.11

Goodwill amortization ..................         0.01                  --                 0.01                --
                                           ----------         -----------         ------------       -----------

Net income (loss) per share, diluted, as
   adjusted ............................   $     0.01         $      0.05         $      (0.22)      $      0.11
                                           ==========         ===========         ============       ===========


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

    The changes in the carrying amount of goodwill for three month periods ended March 31, 2002, June 30, 2002, and September 30, 2002 are as follows:


         Balance as of January 1, 2002                            $   17,566,866

         Goodwill acquired during the three
              month period ended March 31, 2002                        3,891,208

         Reduction of Goodwill recorded during
               the three month period ended June 30, 2002              (700,000)
                                                                  --------------
         Balance as of September 30, 2002                         $   20,758,074
                                                                  ==============


    As of September 30, 2002, intangible assets consisted of the following:


                                               As of September 30, 2002
                                               ------------------------

                                          Gross Earnings         Accumulated
                                              Amount            Amortization
                                          --------------        ------------

    Customer contracts and relationships  $   5,700,000         $   (242,249)
    Other PBM contracts                         945,200              (79,878)
                                             ----------         -------------
                                          $   6,645,200         $   (322,127)
                                          =============         =============


    Amortization expense for the three and nine month periods ended September 30, 2002, was approximately $107,000 and $276,000, respectively.


    Estimated Amortization Expense
    ------------------------------

    For year ending December 31,        Amount
                  2002               $ 380,000
                  2003                 416,000
                  2004                 416,000
                  2005                 416,000
                  2006                 416,000


    The following table sets forth certain unaudited proforma financial data assuming that the acquisition of 100% of Catalyst occurred on January 1, 2001, after giving effect to purchase accounting adjustments.

                                           Three Months Ended                     Nine Months Ended
                                                September                             September
                                    ----------------------------------   -----------------------------------
                                         2001              2002                2001              2002
                                    ---------------- -----------------   -----------------  ----------------
                                      (proforma)         (actual)          (proforma)           (actual)

Revenue .........................   $ 44,193,268      $ 63,906,765       $ 120,048,823       $ 173,807,699

Net income ......................   $    735,920      $  1,517,045       $  (4,173,478)      $   3,627,560

Net income per share, basic .....   $       0.02      $       0.05       $       (0.14)      $        0.11

Net income per share, diluted ...   $       0.02      $       0.05       $       (0.14)      $        0.11

Weighted average shares of common
   stock, basic (in thousands) ..         29,586            32,291              29,752              32,204

Weighted average shares of common
   stock, diluted (in thousands)          30,460            32,495              29,752              32,496


4.       DEFERRED CHARGES

    On April 1, 2002, the Company issued common stock warrants to Health Care Horizons, Inc. d/b/a Cimarron Heath Plan ("Cimarron") that gives Cimarron the right to purchase 250,000 shares of the Company's common stock for $5.22 per share. The warrants are exercisable at any time after the grant date, with the condition that the Company must be the exclusive provider of Pharmacy Benefit Management ("PBM") services to Cimarron on the date of the exercise. The term of the PBM contract is from July 1, 2002, to September 30, 2009. In accordance with EITF 96-18 "Accounting for Equity Instrument that Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling, Goods or Services," the measurement date was determined to be the grant date, April 1, 2002. Using an equity-pricing model, the value of the 250,000 warrants was estimated to be $400,000 and was recorded as a deferred charge at April 1, 2002. This deferred charge is being recognized over the life of the seven-year contract beginning July 2002, on a straight-line basis.

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

    The facility bears interest at LIBOR plus 2.25%. The effective interest rate at September 30, 2002, was 4.06%. Interest is payable in arrears on the fifth day of each month. Interest expense for the three month and nine month periods ended September 30, 2002 was $84,000 and $167,000 respectively. The outstanding balance on the credit facility at September 30, 2002, was $8.0 million. All principal and accrued interest is due to the bank on May 31, 2003, however, the facility must be fully repaid for at least 30 consecutive days prior to the expiration date.

    The remaining $1,056,000 notes payable balance, due to the Catalyst minority acquistion as explained in Note 3 of the Notes to the Consolidated Financial Statements, is to be settled by March 1, 2003.

6.       CONSOLIDATION EXPENSES

    In accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and the Costs to Exit an Activity," the Company recognized a non-recurring charge of approximately $672,000 in the three month period ended March 31, 2002 associated with the consolidation of its Birmingham, Alabama operations. The charge primarily consisted of a write-down of fixed assets and inventory, severance payments, and the balance due on the office. A total of $589,000 has been paid or written off by the Company, and the remaining $83,000 is recorded in accrued liabilities. The liabilities will be paid within a twelve-month period beginning March 31, 2002. The facility was closed effective February 28, 2002, and the operations were consolidated within the Company's Rockville, MD and Las Vegas, NV offices.

7.       SEGMENT REPORTING

    The Company operates in two market segments as a provider of PBM services to plan sponsors and as a provider of supplemental health programs and disability to individuals. The following table represents financial data by segment for the three months and nine months ended September 30, 2002, and September 30, 2001.

    For the three months ended September 30, 2002:


                                               Supplemental
                                                  Health &
                              PBM               Disability        Total
                        -------------       --------------    -------------

Revenue                 $  48,836,612      $   15,070,153    $   63,906,765
Operating expenses         46,825,858          15,540,800        62,366,658
Net income (loss)           2,018,425           (501,380)         1,517,045
Total assets               53,957,755          33,339,253        87,297,008
Accounts receivable        24,206,114           1,871,696        26,077,810
Accounts payable           21,675,657             530,947        22,206,604

    For the three months ended September 30, 2001:

                                               Supplemental
                                                  Health &
                              PBM              Disability         Total
                        -------------       --------------    -------------

Revenue                 $   7,563,360      $   20,839,943    $   28,403,303
Operating expenses          7,649,807          20,978,546        28,628,353
Net income (loss)             (73,608)            108,210            34,602
Total assets                5,053,057          52,996,924        58,049,981

    For the nine months ended September 30, 2002:

                                               Supplemental
                                                  Health &
                              PBM              Disability         Total
                        -------------       --------------    -------------

Revenue                 $ 120,922,210      $   52,885,489    $  173,807,699
Operating expenses        117,338,776          52,769,703       170,108,479
Net income (loss)           3,633,718              (6,158)        3,627,560


    For the nine months ended September 30, 2001:

                                               Supplemental
                                                  Health &
                              PBM              Disability         Total
                        -------------       --------------    -------------

Revenue                 $  22,883,696      $   49,345,828    $   72,229,524
Operating expenses         23,132,044          56,762,427        79,894,471
Net loss                    (201,823)         (6,479,444)       (6,681,267)
Total assets                5,053,057          52,996,924        58,049,981

8.       NET INCOME (LOSS) PER SHARE

    Basic income (loss) per common share is computed using the weighted average number of common shares outstanding during the period. Diluted income per common share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding during the period.

    For the three and nine month periods ended September 30, 2001, the diluted net loss per share was equal to basic net loss per share since the Company operated at a loss position. For the three month period ended September 30, 2002, the dilutive effect (203,000 shares determined using the treasury stock method) of stock options to purchase 810,000 shares of common stock was included in the computation of diluted earnings per common share because the option exercise price was less than the average market price of the common shares during the three month period. The dilutive effect of 5.3 million outstanding common stock options and warrants for the three month period ended September 30, 2002, has been excluded from the computation of diluted net income per share as the effect would be antidilutive.

    For the nine month period ended September 30, 2002, the dilutive effect (238,000 shares determined using the treasury stock method) of stock options to purchase 810,000 shares of common stock was included in the computation of diluted earnings per common share because the option exercise prices was less than the average market price of the common shares during the nine month period. The dilutive effect of 5.3 million outstanding common stock options and warrants for the nine month period ended September 30, 2002, has been excluded from the computation of dilutive net income per share as the effect would be antidilutive.

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

OVERVIEW
--------

         HealthExtras is a diversified provider of pharmacy, health and disability benefits. The Company currently provides benefits to over 1.5 million members and the Company's clients include managed care organizations, large employer groups, unions and government agencies, as well as individual customers. The acquisitions of International Pharmacy Management, Inc. ("IPM"), now operating as HealthExtrasRx, and Catalyst have created a strong foundation for the Pharmacy Benefit Management ("PBM") business of the Company. The PBM segment is the largest revenue generating segment and the Company expects the PBM business to be the primary source of growth and profit potential in the years ahead.

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

         Direct expenses consist principally of the cost of benefits provided to program members, business partner cash compensation, and transaction processing fees. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

         Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by HealthExtras without any related revenue. HealthExtras believes that current enrollment trends will allow the minimum future commitments at September 30, 2002, to be fully utilized by current enrollment levels.

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUE. Revenue from operations for the third quarter of 2002 was $63.9 million, compared to $28.4 million for the third quarter of 2001. The pharmacy benefit management services segment revenue contributed $41.3 million of the revenue increase, while revenue for the supplemental health and disability segment decreased by $5.8 million. Total revenue in the three month period increased 546% and decreased 28% in the pharmacy benefit management services segment and the supplemental health and disability segment, respectively. The PBM increase was due to the Catalyst acquisition and an approximate 165,000 increase in lives added during the third quarter of 2002. The reduction of revenue for the supplemental health and disability segment reflects an ongoing reduction in payments from business partners for new member enrollments.

         DIRECT EXPENSES. Direct expenses for the period ended September 30, 2002 of $54.8 million consisted of $45.2 million in direct costs associated with the pharmacy benefit management services segment and $9.6 million attributable to benefit costs and compensation to our distribution partners for supplemental health and disability products. Direct expenses for the same period in 2001 were $19.2 million, consisting of approximately $7.0 million and $12.2 million attributable to the pharmacy benefit management services and supplemental health and disability segments, respectively. The PBM increase is due to the Catalyst acquisition and an approximate 165,000 increase in lives added during the third quarter of 2002. The 21% decrease in direct expenses for the supplemental health and disability segment is commensurate to the decrease in this segment's revenue as described above. The direct expenses of $54.8 million and $19.2 million for the three month periods ended September 30, 2002, and September 30, 2001, represented 88% and 67% of operating expenses for the respective periods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three month period ended September 30, 2002, totaled $7.6 million or 12% of total operating expenses, $1.6 million of which related to the Company's pharmacy benefit management services segment, while the remaining $6.0 million related to the management of the supplemental health and disability segment. These expenses included $848,000 for creative development, product endorsements and market research, $2.7 million in direct marketing, $2.0 million in compensation and benefits, $1.1 million in professional fees, insurance and taxes, $366,000 in facility costs, $244,000 in travel expenses and $396,000 in depreciation and amortization.

         Selling, general and administrative expenses for the same period in 2001 were approximately $9.5 million or 32% of total operating expenses, $792,000 of which related to the Company's pharmacy benefit management services segment, while $8.7 million related to the supplemental health and disability segment. These expenses include $690,000 for creative development, product endorsements and market research, $6.3 million in direct marketing, $1.5 million in compensation and benefits, $64,000 in professional fees, insurance and taxes, $261,000 in facility costs, $194,000 in travel expenses, and $511,000 in depreciation and amortization.

         The decrease in deprecation and amortization expense is primarily attributable to the Company ceasing amortization of goodwill, pursuant to the adoption of FAS 142. For more information about the adoption of FAS 142, see
Note 2 of the Notes to the Consolidated Financial Statements.

         INTEREST INCOME (EXPENSE), NET. Interest income (expense), net for the third quarter 2002 was ($23,062), compared to $259,652 in the third quarter of 2001, a decrease of $283,000 principally attributable to lower invested balances, interest rates, and interest of $84,000 on the borrowings initiated in 2002.

         NET INCOME. Net income for the third quarter of 2002 was $1.5 million compared to a $35,000 net income for the third quarter of 2001, an increase of $1.5 million. As a percentage of revenue, net income increased from .12% to 2.37%.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

         REVENUE. Revenue from operations for the nine month period ended September 30, 2002, was $173.8 million, compared to $72.2 million for the nine month period ended September 30, 2001. The pharmacy benefit management services segment revenue contributed $98.0 million of the revenue increase, while revenue for the supplemental health and disability segment increased by $3.5 million. Total revenue in the nine month period increased 428% and 7% in the pharmacy benefit management services segment and the supplemental health and disability segment, respectively. The PBM increase was due to the Catalyst acquisition and the new PBM business contracts resulting in an addition of approximately 260,000 lives during the nine months ended September 30, 2002. Due to the Company's adoption of EITF 01-9, revenue for 2001 has been reduced by $5.6 million in the comparative financial statements. For more information about the adoption of EITF 01-9, see Note 2 of the Notes to the Consolidated Financial Statements.

         DIRECT EXPENSES. Direct expenses for the nine month period ended September 30, 2002 of $144.0 million consisted of $112.2 million in direct costs associated with the pharmacy benefit management services segment and $31.8 million attributable to benefit costs and compensation to our distribution partners for supplemental health and disability products. Direct expenses for the same period in 2001 were $51.5 million, consisting of approximately $21.2 million and $30.3 million attributable to the pharmacy benefit management services and supplemental health and disability segments, respectively. The PBM increase is due to the Catalyst acquisition and the new PBM business contracts resulting in an addition of approximately 260,000 lives during the nine months ended September 30, 2002. The direct expenses of $144.0 million and $51.5 million for the nine month periods ended September 30, 2002 and September 30, 2001, represented 85% and 65% of operating expenses for the respective periods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the nine month period ended September 2002, totaled $26.0 million or 15% of total operating expenses, $5.0 million of which was related to the Company's pharmacy benefit management services segment, while the remaining $21.0 million related to the management of supplemental health and disability segment. These expenses include $3.2 million for creative development, product endorsement and market research, $11.1 million in direct marketing, $5.8 million in compensation and benefits, $3.0 million in professional fees, insurance and taxes, $1.0 million in facility costs, $596,000 in travel expenses and $1.2 million in depreciation and amortization.

         Selling, general and administrative expenses for the same period in 2001, were approximately $28.4 million or 35.3% of total operating expenses, $2.1 million of which related to the Company's pharmacy benefit management services segment, while $26.3 million related to the supplemental health and disability segment. These expenses included $3.1 million for creative development, product endorsements, market research, $17.3 million in direct marketing, $4.2 million in compensation and benefits, $644,000 in professional fees, insurance and taxes, $731,000 in facility costs, $521,000 in travel expenses and $1.6 million in depreciation and amortization.

         The decrease in deprecation and amortization expense is primarily attributable to the Company ceasing amortization of goodwill, pursuant to the adoption of FAS 142. For more information about the adoption of FAS 142, see
Note 2 of the Notes to the Consolidated Financial Statements.

         INTEREST INCOME (EXPENSE), NET. Interest (expense), net for nine months ended September 30, 2002 was ($26,668) compared to $983,680 in the third quarter of 2001, a decrease of $1.0 million or 103% principally attributable to lower invested balances, interest rates, and $167,000 of interest on the borrowings initiated in 2002.

         MINORITY INTEREST. Minority interest for the nine month period ended September 30, 2002, was approximately $45,000; there was no minority interest at September 30, 2001. This charge represents the net income attributable due to the 20% minority interest holder of Catalyst for the months of January and February 2002. As the Company purchased the remaining minority interest on March 1, 2002, no additional minority interest charge for Catalyst will appear on the Company's future financial statements.

         NET INCOME, (LOSS). Net income for the nine month period ended September 30, 2002 was $3.6 million compared to $6.7 million net loss for the comparable period in of 2001, an increase of $10.3 million. As a percentage of revenue, net income increased from (9)% to 2%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash and cash equivalents at September 30, 2002, totaled $22.7 million compared to $33.0 million at December 31, 2001. During the first nine months of 2002, the Company received $8.0 million in cash from financing activities and paid $12.0 million for business acquisitions and related costs.

         CASH USED IN OPERATING, ACTIVITIES. Cash used for operating activities during the first nine months of 2002 was $5.1 million compared to the cash used for operating activities of $3.5 million during the first nine months of 2001. The outflow is due to a large reduction in accounts payable (principally attributable to Catalyst), accrued expenses, and an increase in deferred charges.

         CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for the first nine months of 2002 was $13.3 million compared to $1.8 million for the first nine months of 2001. The increase is primarily attributed to the payments totaling $12.3 million to satisfy the Catalyst acquisition promissory notes.

         CASH FROM FINANCING ACTIVITIES. Cash provided by financing activities for the first nine months of 2002 was $8.0 million compared to $8.3 million for the first nine months of 2001. In January 2002, the Company arranged a line of credit for $5.0 million to support the working capital requirements of the Company's acquisition of Catalyst. The Company repaid the outstanding principal of $4.5 million in April 2002. In March 31, 2002, the Company also arranged an $8.0 million revolving credit facility. The amount was fully drawn at September 2002. All principal and accrued interest is due to the bank on May 31, 2003.

         By managing accounts receivable to conform more closely to our payment obligations to suppliers, the Company should be able to generate positive operating cash flow which combined with available cash resources, including amounts in the revolving credit facility, will be sufficient to meet our planned working capital, capital expenditures and business expense requirements. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Included in Management's Discussion and Analysis of Financial
          Condition and Results of Operations)


ITEM 4.  CONTROLS AND PROCEDURES

    Management is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates.

    Within the 90 days prior to the date of this report the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's reports filed with the SEC.

    The Company's Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with senior financial personnel and independent accountants to review the Consolidated Financial Statements and financial information.

    There have been no significant changes in the Company's internal controls or in the other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

ITEM 2   CHANGES IN SECURITIES (Not Applicable)
------   ----------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES  (Not Applicable)
-------  -------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   (Not Applicable)
-------  ----------------------------------------------------


ITEM 5.  OTHER INFORMATION
-------  -----------------

    The Company has submitted, via correspondence to the Securities and Exchange Commission, the certifications required by Section 906 of the recently enacted Sarbanes Oxley Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORMS 8-K
-------  ---------------------------------


1. The following exhibits are filed as part of this report unless noted otherwise:



     Exhibit No.                                          Description
     -----------------------------------------------------------------
    2.1    Form of Reorganization Agreement by and among HealthExtras, Inc.,
           HealthExtras, LLC and Capital Z Healthcare Holding Corp (1)
    2.2    CatalystRx, Inc. Securities Purchase Agreement Dated as of November
           14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst
           Rx, Inc. and Kevin C. Hooks as the Seller (2)
    2.3    Catalyst Consultants, Inc. Securities Purchase Agreement Dated as of
           November 14, 2001 by and among HealthExtras, Inc. as the purchaser,
           Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)
    3.1(a) Certificate of Incorporation of HealthExtras, Inc( 1)
    3.1(b) Form of Amended and Restated Certificate of Incorporation (1)
    3.2    Bylaws of HealthExtras, Inc. (1)
    4.1    Specimen Stock Certificate of HealthExtras, Inc.
    4.2    Form of Stockholders' Agreement (1)
   10.1    Form of Employment Agreement between HealthExtras, Inc. and David T.
           Blair (1)
   10.2    Form of Employment Agreement between HealthExtras, Inc. and certain
           Executive Officers (1)
   10.3    Reserved
   10.4    Reserved
   10.5    Reserved
   10.6    Agreement by and between Cambria Productions, Inc. f/s/o Christopher
           Reeve and HealthExtras, Inc. (1) (3)
   10.7    Indemnification Agreement (1)
   10.8    Sublease Agreement by and between United Payors & United Providers,
           Inc. and HealthExtras, Inc. (5)
   10.9    Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
   10.10   Form of Registration Rights Agreement (1)
   10.11   Securities Purchase Agreement by and among HealthExtras, Inc., as the
           Purchaser, and TD Javelin Capital Fund, L.P., (4)
   10.12   Form of HealthExtras, Inc. 2000 Stock Option Plan (6)
   10.13   Form of HealthExtras, Inc. 2000 Directors' Stock Option Plan (6)
   10.14   Warrant Agreement by and among HealthExtras, Inc. and J.C. Penney
           Life Insurance Company (6)
   10.15   Amended Agreement by and between Cambria Productions, Inc. f/s/o
           Christopher Reeve and HealthExtras, Inc.(6)
   21.1    Subsidiaries of Registrant (7)

------------------
(1)      Incorporated  herein  by  reference  into this  document  from the
         Exhibits  to  the  Form  S-1   Registration   Statement,   as  amended,
         Registration  No.   333-83761,   initially  filed  on  July  26,  1999.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 29, 2001.
(3)      Confidential  treatment  requested for portion of agreement pursuant to
         Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November
         21, 2000.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1999.
(6) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 2000.
(7) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 2001.



2.       Reports on Form 8-K
         None

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   HealthExtras, Inc.




Date:  November 14, 2002           By:  /s/ David T. Blair
                                   -------------------------------------
                                   David T. Blair
                                   Chief Executive Officer and Director


Date:  November 14, 2002           By:  /s/ Michael P. Donovan
                                   -------------------------------------
                                   Michael P. Donovan
                                   Chief Financial Officer and
                                   Chief Accounting Officer

                 CERTIFICATIONS UNDER RULES 13a-14 AND 15d-14 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

I, David T. Blair certify that:

 1. I have reviewed this quarterly report on Form 10-Q of HealthExtras, Inc.

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report or conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could aversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                   /s/ David T. Blair
                                            ------------------------
                                                 David T. Blair
                                                 Chief Executive Officer

                 CERTIFICATIONS UNDER RULES 13a-14 AND 15d-14 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

I, Michel P. Donovan, certify that:

 1. I have reviewed this quarterly report on Form 10-Q of HealthExtras, Inc.

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c. Presented in this quarterly report our conclusions about the effectiveness of the discourse controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                   /s/ Michael P. Donovan
                                             -----------------------
                                                 Michael P. Donovan
                                                 Chief Financial Officer