Form 10-K
period 2002-12-31
HEALTHEXTRAS INC
filed 2003-03-31
CIK 1090403

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to ___________
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

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ( __ )

 Indicate  by check mark  whether the  registrant  is an  accelerated  filer (as
 defined in Rule 12b-2 of the ACT) Yes X   No ____
                                       --

 The market value of the voting and non-voting common equity held by non-affiliates was $77,291,800 based upon the closing price of $5.07 as quoted on the NASDAQ National Market as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

                      Documents incorporated by reference:
                      ------------------------------------

 The Company's Proxy Statement for its annual meeting of stockholders to be held in June, 2003, a definitive copy of which will be filed within 120 days of December 31, 2002, is incorporated by reference in Part III of this Report on Form 10-K.


                                TABLE OF CONTENTS
                                                                           Page
                                                                           ----
PART I

     Item 1.     Business.....................................................3
     Item 2.     Properties..................................................16
     Item 3.     Legal Proceedings...........................................16
     Item 4.     Submission of Matters for a Vote of Security Holders........16

PART II

     Item 5.     Market for Registrant's Common Equity and Related
                   Stockholder Matters.......................................17
     Item 6.     Selected Financial Data.....................................18
     Item 7.     Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.......................19
     Item 7A     Quantitative and Qualitative Disclosures About Market
                   Risk......................................................33
     Item 8.     Financial Statements and Supplementary Data.................33
     Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.......................33

PART III

     Item 10.    Directors and Executive Officers of the Registrant..........33
     Item 11.    Executive Compensation......................................33
     Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management................................................33
     Item 13.    Certain Relationships and Related Transactions..............34
     Item 14.    Controls and Procedures.....................................34

PART IV

     Item 15.    Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K..................................................34

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

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                                     PART 1

ITEM 1.  BUSINESS


     BUSINESS OVERVIEW
     -----------------

         HealthExtras, Inc. ("HealthExtras") is a provider of pharmacy benefit management services ("PBM") and supplemental benefits. The Company's PBM clients include managed-care organizations, self-insured employers, and third party administrators ("payors"), who contract with HealthExtras to cost-effectively administer the prescription drug component of their overall health benefit programs. As a PBM, the Company provides access to a contracted national network of over 50,000 pharmacies, maintains an electronic point-of-sale system of eligibility verification and plan design while also offering access to rebate arrangements for certain branded pharmaceuticals. These services provide our clients' members with timely and accurate benefit adjudication while controlling pharmacy spending trends through innovative plan designs, physician orientation programs and member education.

         Much of HealthExtras' competitive differentiation is attributable to a strong local market presence in Nevada, New Mexico, Oklahoma, Texas and the Carolinas. The Company's significant market share in each of these regions allows it to offer attractive benefit pricing based on local pharmacy network rates and formulary design. The Company maintains operational facilities in Rockville, Maryland as well as Las Vegas, Nevada and Raleigh, North Carolina. These offices provide account management, customer service and clinical support programs including dedicated clinical pharmacists with expertise in plan design, treatment protocols and various cost management initiatives. PBM revenues have grown to more than $180 million or 73% of total revenue in 2002 from approximately $5 million or 11% of total revenue in 2000. The remainder of the Company's revenues relate to the supplemental benefits segment of our operations. HealthExtras has over 800 PBM clients and no single client generated more than 8% of total revenue in 2002.

         In 2002, the Company processed more than 4.5 million pharmacy claim transactions and completed the year with an annualized claim rate in excess of 8 million transactions. The Company continues to develop its PBM service offerings and has successfully integrated several strategic acquisitions over the last three years. In each acquisition transaction the Company has executed on its objectives by integrating operations, improving profitability and growing the revenue base of the acquired businesses. In the most recent of these transactions, HealthExtras acquired Pharmacy Network National Corporation ("PNNC"), a PBM company located in Raleigh, North Carolina, on December 1, 2002. The Company will continue to look for acquisition opportunities which complement its existing operations and have the same or similar characteristics as the previously acquired companies. These characteristics would include geographic membership concentrations, opportunities to improve profitability and a base from which to generate significant revenue growth.

         The Company was incorporated in Delaware in July 1999, as the successor to certain predecessor companies. Our principal executive offices are located at 2273 Research Boulevard, Rockville, Maryland 20850. Our telephone number is 301-548-2900.

         The Company's Internet website is www.healthextras.com. The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. This reference to the Company's website is for the convenience of shareholders as required by the Securities and Exchange Commission and shall not be deemed to incorporate any information on the website into this report.

     Pharmacy Benefit Management
     ---------------------------

         The PBM industry has developed and grown in response to the increased utilization of pharmaceuticals, increasing unit costs and broader application of prescription drugs to various conditions. These factors have combined to create a significant and recurring escalation in the cost of drug coverage offered by managed-care organizations, self-insured employers and third party administrators. In order to understand, manage and mitigate these trends, many of these payor organizations have contracted for the specialized services offered by PBMs.

         According to 2003 survey data from national benefits consultants, employer sponsored pharmacy benefit costs increased between 14.2% and 16.9% annually in each of the four years ending in 2002. Current projections generally anticipate that increases for 2003 will again be in excess of 15%. In the context of overall employer-sponsored health care cost increases, pharmacy costs have been escalating at a rate approximately 50% higher than that of overall spending. The persistence of these trends has resulted in an increasing willingness on the part of payors to embrace plan design changes and other options to curb these levels of cost escalation.

         The factors contributing to the increase in pharmacy spending include:

         - The introduction of new and expensive drug therapies and greater reliance on drug therapy by the physician community,
         - Increased "preventative prescribing" to manage high cholesterol levels and digestive disorders,
         - Efforts by drug manufacturers to increase market share and extend single-source brand use,
         - The introduction of improvements over existing therapies, which normally carry higher unit prices than existing formulations,
         - Increased patient demand and education as a result of direct-to-consumer advertising and other pharmaceutical marketing or promotional efforts,
         -  An aging workforce,
         -  Increased obesity among all age groups, and
         -  Improved techniques and technology to detect and diagnose diseases.

         Overall  cost   increases   are  a  function  of  both  the  number  of
 pharmaceuticals dispensed and their unit cost. Each factor has contributed approximately half of recent trend increases.

         PBMs are responsible for implementing and administering benefit plans that seek to lower overall prescription spending by encouraging generic utilization, increasing the proportion of brand drugs dispensed from the preferred category and encouraging, where appropriate, non-prescription therapy and treatment alternatives. These objectives are accomplished through a combination of administrative, educational and technology initiatives directed towards pharmacies, physicians and members.

         Over the past several years, plan design has increasingly focused on the use of three-tier co-payment structures. Co-payments represent that portion of the cost of a prescription paid for by the member at the time the drug is dispensed. The purpose of these designs and the use of drug specific formulary lists is to create financial incentives for members to utilize generic drugs where available and to select the most cost-effective brand drugs indicated for a specific diagnosis or condition. In general, these plans incorporate the lowest member co-payments for generic drugs, with increases for preferred brand drugs and reaching their highest level for non-preferred brands. Typically these categories might require member co-payments of $10, $20 and $35 respectively. The use of these tiered plans has increased significantly over the past several years and now applies to approximately 70% of employer-sponsored members. As importantly, both the levels of member co-payment and the differential between tiers has continued to increase.

         While market share for PBM services in the U.S. is highly concentrated, with a small number of firms controlling over 70% of prescription volume and member lives, HealthExtras has demonstrated its ability to serve a broad range of clients from large managed-care organizations to employer groups with fewer than a thousand members.

     BUSINESS STRATEGY
     -----------------

         Our strategy is to capitalize on our competitive differentiation in addressing the challenges confronting payors. The increasing focus on pharmacy cost management should contribute to an attractive and dynamic market for cost effective pharmacy benefit programs such as ours. HealthExtras provides its clients the tools, information, and specialized expertise needed to offer the best drug therapy to their membership, while simultaneously working to lower the costs associated with a pharmacy benefit plan. We believe that growth will be driven by demonstrating the effectiveness of these programs as alternatives to the programs currently utilized by employer groups, managed-care organizations, and third party administrators.

         Our PBM services entail managing member prescription drug utilization to ensure high-quality, cost-effective pharmaceutical care through a combination of managed-care principles, advanced data analysis and technologies, and the management of client specific cost control initiatives. Our PBM services include:

         -  Benefit plan design and consultation
         -  Formulary administration
         -  Formulary compliance and therapeutic intervention programs
         -  Retail pharmacy network contracting and administration
         -  Advanced decision support and data analysis services
         -  Flexible,   customized   reporting  available  via  secure  Internet
            connection
         -  Contracted mail order pharmacy
         - Prescription benefits and discount programs tailored for businesses with a high percentage of low-wage or part-time employees

         Because we are not affiliated with any pharmaceutical manufacturer, and because we do not own a mail-order facility, the formulary and plan designs we suggest to clients are free from exposure to certain potential conflicts of interest. Our larger competitors are often subject to either or both conflicts in that they may benefit from increasing the volume of drug utilization generally or that of certain specific drugs. These conflicts arise where revenues from pharmaceutical manufacturers may support the inclusion of certain drugs on formulary where not otherwise indicated or may result from mail order utilization serving as a visible and important profit center for the PBM. By not actively pursuing pharmaceutical manufacturer revenue sources and by outsourcing mail order as a cost center, we believe that our interests are more fully aligned with the cost saving interests of our clients.

     We Intend to Increase our PBM Client Base by Targeting Certain Market Segments
--------------------------------------------------------------------------

         Our analysis of the market opportunity by segment is as follows:

      - LARGE EMPLOYER GROUPS (SELF-INSURED): Representing over 12 million lives, employers in this segment are large enough to need a full-service PBM solution to manage their increasing prescription benefits costs, but are not Fortune 500-size companies that the largest PBMs typically serve. HealthExtras has a significant number of clients in this segment. By utilizing the information-based cost containment strategies described below, HealthExtras offers these clients favorable results as compared to larger PBMs, and greater level of customer service.

      - THIRD PARTY ADMINISTRATORS (TPAS): There are hundreds of TPAs in the U.S. which focus primarily on administering the health benefits of their clients. TPAs provided services to over 17 million employees, dependents, and retirees, paying over $17 billion in total health claims. As the TPA market continues to consolidate, and TPA clients increasingly seek out complete health benefits solutions from their TPA, we believe an increasing number of TPAs will be seeking a PBM partner to administer the prescription benefits of their clients.

      - MID-TIER MANAGED-CARE ORGANIZATIONS (MCOS): There are hundreds of MCOs which cover under 200,000 lives. These MCOs represent over 20 million lives and $8 billion in annual drug spending. We are targeting these MCOs as a source of significant growth. MCOs of this size are increasingly dissatisfied with the level of service and results they are receiving from larger PBM companies that devote most of their attention to one-million-plus member MCOs. HealthExtras has demonstrated that it can provide these MCOs with a complete, full-service PBM that includes all of the features larger PBMs offer, with superior customer service, market specific retail networks and customized benefit plans.

      - STATE AND LOCAL GOVERNMENTS: Clients in this market segment often have fixed budgets for the prescription benefits that are offered to current members as well as retirees. With some state governments having a workforce and retiree population that rivals a Fortune 1000 employer, these clients are seeking the same customer service, attention to detail, and bottom line results. Because the vast majority of members in this market segment are geographically concentrated, HealthExtras can analyze the prescribing and utilization trends associated with a state and local government entity and actively influence physicians' prescribing practices in a particular region. These physician interactions draw on peer-reviewed clinical studies, generic drug utilization patterns, and the insights offered by the physicians themselves to deliver better care at lower costs.

     We Seek to Leverage Local Market Dynamics to Build Customized Networks and Manage Drug Spending
-------------------------------------------------------------------------------

         Although clients contract with HealthExtras to provide PBM services nationwide, capitalizing on local and regional market dynamics is an effective way to manage drug spending and differentiate our PBM services from those offered by our competitors.

      - CUSTOMIZED PHARMACY NETWORKS: In order to obtain greater pharmacy discounts for its clients, HealthExtras works with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality, based on the concentration of client members in that area, and the `foot-traffic' those members represent to a drug, grocery, or retail chain's non-pharmacy business. HealthExtras has established customized pharmacy networks in the Texas, Nevada, Virginia, New Mexico, Tennessee and Carolina regions and intends to develop similar networks in other parts of the country.

      -  DATA ANALYSIS AND REPORTING TO IMPROVE COST  EXPERIENCE  AND QUALITY OF
         CARE: HealthExtras performs client-specific data analysis to develop trends, insights, and conclusions that result in improved care while reducing costs. Many PBMs offer a variety of data analysis techniques from both a clinical and financial perspective. HealthExtras differentiates itself by using the information it derives from its systems to obtain regionally favorable prescription pricing; to actively influence the drivers of prescription drug utilization; and to monitor clinical formulary and disease management trends.

      -  EXTENSIVE  USE OF INTERNET  FACILITIES  TO ENHANCE  ACCOUNT  MANAGEMENT
         EFFECTIVENESS: HealthExtras provides its clients Web-enabled decision support for prescription benefit plan management, clinical evaluations, disease management, and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze detail in a particular drug, physician, member, or pharmacy. This functionality enables HealthExtras' clients to measure successes relative to formulary and disease management initiatives and will assist in the identification of specific patient populations that will benefit from specialty pharmacy programs.

    We Offer Our Clients a Variety of Specialized Services Focused On Improving Health Outcomes
-------------------------------------------------------------------------------

         Clinical and Other Services. Our clinical services teams work closely with clients to design and administer pharmacy benefit plans that use formularies and other techniques to promote clinically appropriate and cost-effective drug usage. We are often able to influence physician prescribing patterns by comparing individual behavior to physician peer groups and encouraging change where practices differ from peer group norms and medical best practices. Because we operate with significant geographic focus the consultations between our clinical pharmacists and local physicians tend to have high levels of effectiveness compared with less concentrated initiatives. Similarly, our programs with retail pharmacies support therapeutic interchange programs that encourage the evaluation of cost-effective drug alternatives where appropriate. We also offer consulting services to assist clients in designing education and communication programs designed to support cost-effective prescription drug programs.

         Disease Management. We assist clients in managing the cost and treatment of specific chronic diseases to improve medical outcomes and lower the overall cost of health care. These programs monitor the contracted population and intervene when individuals demonstrate symptoms of a specific disease or high risk indications.

         Our disease management programs are the responsibility of a dedicated team of clinicians and have been developed around three-key approaches:

      - Data Analysis and Integration. We evaluate and identify medical, laboratory, pharmacy and other relevant data within an identified population.

      - Case Identification. We identify patients who have the specific disease and evaluate the appropriateness of targeted interventions.

      - Clinical and Program interventions. We communicate with identified patients and offer enhanced education about their condition and effective management tools. We also integrate our recommendations with physicians including treatment guidelines, patient profiles and patient management tools. Case management intervention programs are coordinated with other care-givers to monitor outcomes and improve overall care.

    COMPETITION
    -----------

         We believe the primary competitive factors in our PBM businesses are price, quality of service and scope of available services. Scale is an important factor in negotiating prices with pharmacies and manufacturers.
 Though we have other advantages to offset our comparatively small scale, we could face more pricing competition in the future. We believe our principal competitive advantages are our commitment to provide flexible and customized service to our clients, our ability to leverage local market dynamics to build customized networks and manage prescription drug spending, and the information-based cost-containment methods we use to enhance care while lowering costs.

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

         Some of our PBM services, such as disease management services, informed decision counseling services and medical information management services, compete with those being offered by pharmaceutical manufacturers, other PBMs, specialized disease management companies and information service providers.

    Supplemental Benefits
    ---------------------

         Approximately 25% of our revenues are attributable to the Supplemental Benefits segment. Supplemental benefits programs developed by HealthExtras are offered to individuals and small businesses through various direct marketing initiatives. The Company has distribution agreements with many of the nation's largest financial institutions (the "distributors"), along with leading affinity groups and associations. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote these benefits programs. The marketing expenditures for these programs are now funded entirely by the distributors. Accordingly an increasing percentage of total program revenues are retained by the distributors as compensation and accounted for as direct expenses by us.

         Insurance companies underwrite the insurance components of these programs. As a result, we do not assume any insurance underwriting risk. The financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs, is borne by third-party insurers. All of the insurance and service features included in these programs are supplied by outside vendors and the programs are marketed through an independent, licensed and non-affiliated insurance agency.

         Our agreements with the distributors are typically for a term of 12 months, with automatic annual renewal unless cancelled upon written notice 30 or 90 days prior to an anniversary date. Some contracts also provide for termination by either party without cause upon 30 or 90 days prior written notice. The significant majority of new enrollees in HealthExtras programs are attributable to marketing initiatives funded entirely by the distributors. Accordingly, the level of revenues from this segment will depend upon funding levels for marketing campaigns that are not controlled by us.

    COMPETITION
    -----------

         We consider that our supplemental benefits programs compete with the traditional distributors of insurance, such as captive agents, independent brokers and agents, and direct distributors of insurance. Insurance companies and distributors of insurance products are increasingly competing with banks, securities firms and mutual fund companies that sell insurance or alternative products to similar consumers. Traditionally, regulation separated much of the activity in the financial services industry; however, recent regulatory changes have begun to permit other financial institutions to sell insurance.

         We believe that the principal competitive factors in our supplemental benefits markets are price, brand recognition, marketing expenditures and customer service. Many of our current and potential competitors have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than our own. Certain of these competitors may be able to secure products and services on more favorable terms than we can obtain.

         Any of the distributors described above could seek to compete against us in providing supplemental benefits through traditional channels or by copying our products or business model. Increased competition may result in reduced operating margins, loss of market share and damage to our brand. We cannot assure you that we will be able to compete successfully against current and future competitors or that competition will not harm our business, results of operations and financial condition.

    GOVERNMENT REGULATION
    ---------------------

         Various aspects of our businesses are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business or financial position. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. We also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on our business or financial position.

      - PHARMACY BENEFIT MANAGEMENT FEDERAL REGULATION. Certain federal laws and regulations affect or may affect aspects of our PBM business. Among these are the following:

         - ANTI-REMUNERATION/FRAUD AND ABUSE LAWS. The federal healthcare anti-kickback statute (the "Statute") prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors", any remuneration to induce the referral of individuals covered by federally funded health care programs, including Medicare, Medicaid and CHAMPUS or the purchase (or the arranging for or recommending of the purchase) of items or services for which payment may be made in whole or in part under Medicare, Medicaid, CHAMPUS or other federally funded health care programs. Sanctions for violating these federal laws and regulations may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs.

           The Statute has been interpreted broadly by courts, the Office of Inspector General ("OIG") within the Department of Health and Human Services, and administrative bodies. Because of the Statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

           Additionally, it is a crime under the Federal Employees Health Benefit Programs ("FEHBP") for any person to knowingly and willfully include, directly or indirectly, the amount of any kickback in the contract price charged by a subcontractor or prime contractor to the United States. Violators of this law also may be subject to civil monetary penalties.

           To our knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving amounts from drug manufacturers in connection with drug purchasing, drug reimbursing, and formulary management programs, therapeutic intervention programs conducted by independent PBMs, or the contractual relationships such as those we have with certain of our clients. However:

           - In mid-2002, it was reported publicly that the U.S. Attorney's Office in Boston, Massachusetts had issued subpoenas to Express Scripts, Inc. and Caremark Rx, Inc., both PBMs, and to WellPoint Health Networks, Inc., and PacifiCare Health Systems, Inc., both managed care companies, in connection with documents related to TAP Pharmaceuticals ("TAP"). TAP, a pharmaceutical manufacturer, reached a public settlement with the federal and state governments in late 2001, in a case that included allegations of anti-remuneration law violations. At this time, there is no indication that the PBMs and managed-care organizations are targets of this investigation.

           - In October 2002, the OIG published a "Draft OIG Compliance Program Guidance for Pharmaceutical Manufacturers" (the "Compliance Guidance"). The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. Moreover, the Compliance Guidance is in draft and has not yet been finalized. However, the Compliance Guidance highlights several compliance "risk areas" that include certain potentially prohibited remuneration in connection with pharmaceutical manufacturer financial relationships with other entities that might include PBMs.

           - In late 1999, it was reported publicly that the U.S. Attorney's Office in Philadelphia, Pennsylvania had issued subpoenas to Medco Managed Care, LLC (now Medco Health Solutions, Inc., "Medco") and PCS (now "AdvancePCS"), both PBMs, and Schering-Plough Corp., a pharmaceutical manufacturer. The investigation is reported to involve, among other things, practices under certain anti-remuneration statutes.

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

           - In late 2002, it was reported publicly that Medco, was preparing to settle a class action suit, which suit alleged that Medco violated "fiduciary" obligations under ERISA in steering clients towards Merck products through a variety of means. Under the proposed settlement, Medco reportedly will not admit any liability under ERISA or otherwise.

           - Additionally,  other PBMs, including Caremark and AdvancePCS,  have
             disclosed   publicly  that  they  are  defending  private  litigant
             lawsuits alleging that they are ERISA fiduciaries.

           We believe that the conduct of our business generally is not subject to the fiduciary obligations of ERISA. However, there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

           In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-remuneration statutes discussed in the immediately preceding section; in particular, ERISA does not provide the statutory and regulatory "safe harbor" exceptions incorporated into the Statute. Like the health care anti-remuneration laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. The Company has implemented policies, which include disclosure to health plan sponsors with respect to any commissions paid by or to us that might fall within the scope of such provisions, and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of the statute.

         - FDA REGULATION. The U.S. Food and Drug Administration ("FDA") generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of pharmacy benefit managers that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA has taken no further action on the Notice and Draft Guidance. However, there can be no assurance that the FDA will not attempt again to assert jurisdiction over certain aspects of our PBM business in the future and, in such event, the impact could materially adversely affect our operations, business or financial position.

         - PHARMACY BENEFIT MANAGEMENT STATE REGULATION. Certain state laws and regulations affect or may affect aspects of our PBM business.
           Accordingly, compliance with state laws and regulations remains a significant operational requirement for us. These state laws are described below. Some of the state laws described below may be preempted in whole or in part by ERISA, which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. We also provide services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA. Other state laws described below may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain.

         - ANTI-REMUNERATION/FRAUD AND ABUSE LAWS. Several states have laws and/or regulations similar to those federal anti-remuneration and fraud and abuse laws described above. Such state laws are not necessarily limited to services or items for which federally funded programs such as Medicare payment may be made. Sanctions for violating these state anti-remuneration laws may include injunction, imprisonment, criminal and civil fines, and exclusion from participation in the state Medicaid programs. We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on the Company.

         - CONSUMER PROTECTION LAWS. Most states have consumer protection laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by the states and, in fact, have been the basis for state investigations and at least one multi-state settlement relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs.

         - In January 2003, it was reported publicly that New York's Attorney General is investigating Medco, in connection with therapeutic interchange programs that may have been improper under state consumer protection laws.

         - In November 2002, it was reported publicly that West Virginia's Attorney General sued Medco, for consumer protection violations, allegedly in connection with misrepresentations and nondisclosures regarding potential savings to the state public employees' drug benefit plan.

         - In 2002, it was reported publicly that Florida's Attorney General initiated investigations into two separate drug discount card companies, Medplan, Inc. and the "People's Prescription Plan", regarding possible consumer protection violations.

         - Pursuant to a settlement agreement entered into with seventeen states on October 25, 1995, Medco, agreed to have pharmacists affiliated with Medco mail service pharmacies disclose to physicians and patients the financial relationships between pharmaceutical manufacturer Merck (Medco's parent company), Medco and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another.

         We do not believe that we have contractual relationships with drug manufacturers and retail pharmacies that include the features that have been identified as problematic in these settlement agreements and investigations. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

         In addition to enforcement by state regulators, many of these state consumer protection laws allow for enforcement by private litigants. For example:

         - In March 2003, the American Federation of State County and Municipal Employees, a public employee union, and the Prescription Access Litigation project, a nationwide coalition of consumer groups filed suit in California state court against AdvancePCS, Caremark Rx, Express Scripts, and Medco. The suit alleges that a variety of PBM practices in connection with accepting various forms of payments from pharmaceutical manufacturers violate the California Unfair Competition Law. Some of the PBMs involved have asserted publicly that the allegations are without merit.

         No assurance can be given that we will not be subject to scrutiny or challenge under similar consumer protection theories.

         - COMPREHENSIVE PBM REGULATION. States continue to introduce legislation to regulate PBM activities in a comprehensive manner. In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy ("NABP", an organization of state boards of pharmacy), the National Association of Insurance Commissioners ("NAIC", an organization of state insurance regulators), and the National Committee on Quality Assurance ("NCQA", an accreditation organization) are considering proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts they promulgate. In addition, standards established by NCQA could materially impact us directly as a PBM, and indirectly through the impact on our health plan clients, where applicable. Many states have licensure or registration laws governing certain types of ancillary health care organizations, including PPOs, TPAs, companies that provide utilization review services, and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers often is unclear. We believe that we are in substantial compliance with all such laws and requirements where required, and continue to monitor legislative and regulatory developments. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of our PBM business. Future legislation or regulation, or interpretations by regulatory authorities of existing laws and regulations could materially affect the cost and nature of the business as currently conducted.

         - NETWORK ACCESS LEGISLATION. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or removal of a network provider. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation). We have not been materially affected by these statutes.

         - LEGISLATION AFFECTING PLAN OR BENEFIT DESIGN. Some states have enacted legislation that prohibits certain types of managed-care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed-care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-called "freedom of choice" legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, or to require coverage of all FDA-approved drugs. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but it may apply to certain of our clients, such as HMOs and health insurers. If such legislation were to become widely adopted and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management. This development could have a material adverse effect on our business.

         - REGULATION OF FINANCIAL RISK PLANS. Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if the PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. We do not believe that our PBM business currently accepts financial risk of the type subject to such regulation.

         - DISCOUNT DRUG CARD REGULATION. Several states recently have enacted laws and/or promulgated or proposed regulations regulating the selling, marketing, promoting, advertising or distributing of discount drug cards for cash purchases. Such laws and regulations provide generally that any person may bring an action for damages or injunction for violations. While we offer a very limited discount drug card program which we do not consider material to our business, there can be no assurance that the existence of such laws will not materially impact our ability to offer certain new products and/or services in the future.

      - PHARMACY BENEFIT MANAGEMENT State and Federal Regulation. Certain aspects of our PBM business are or may be affected by bodies of law that exist at both the federal and state levels. Among these are the following:

         - PRIVACY AND CONFIDENTIALITY LEGISLATION. Our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Many states' laws restrict the use and disclosure of confidential medical information, and new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our operations.

           As of April 14, 2003, the final privacy regulations (the "Privacy Rule") issued by the Department of Health and Human Services, pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), become effective, and impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities known under the Privacy Rule as "covered entities". While PBMs, in general, are not considered covered entities, our clients are covered entities, and are required to enter into "business associate agreements" with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule. As of October 16, 2002 (October 16, 2003 for those who filed for an extension) the final transactions and code sets regulation (the "Transactions Rule") promulgated under HIPAA became effective. That regulation requires that all covered entities engaged in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. We have made the necessary arrangements to offer compliant electronic transactions to our clients. While implementation of the Privacy Rule and the Transactions Rule (the "HIPAA Regulations") is just beginning, and future regulatory interpretations could alter our assessment, we currently believe that compliance with the HIPAA Regulations should not have a material adverse impact on our business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations.

           Independent of any regulatory restrictions, individual health plan sponsor clients could increase limitations on our use of medical information, which could prevent us from offering certain services.

         - LEGISLATION AFFECTING DRUG PRICES. Various federal and state Medicaid agencies, as well as legislators and private litigants have raised the issue of how average wholesale price ("AWP") is determined. AWP is a standard pricing unit published by third party data sources and used throughout the industry as the basis for determining drug pricing under contracts with clients, pharmacies and pharmaceutical manufacturers. Changes to how AWP is determined and reported, as well as the extent to which it is used in pricing, have been suggested at both the state and federal levels and could alter the calculation of drug prices for federal and/or state programs. We are unable to predict whether any such changes will be adopted, and if so, if such changes would have a material adverse impact on our financial operations.

           Additionally, some states have adopted so-called "most favored nation" legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.

         - VOLUNTARY INDUSTRY ETHICAL GUIDELINES. In June 2002, the Pharmaceutical Research and Manufacturers of America published a voluntary ethical code for its members governing their interactions with healthcare professionals. Although it does not have the force of law, this code provides guidance relating to several facets of pharmaceutical manufacturers' marketing practices, particularly with respect to payments to providers. We believe that these ethical guidelines will not have a material adverse effect on our financial operations.


      - REGULATION OF SUPPLEMENTAL BENEFITS. Since the HealthExtras programs include insurance benefits, distribution of our programs must satisfy applicable legal requirements relating, among other things, to policy form and rate approvals, the licensing laws for insurance agents and insurance brokers, and the satisfaction by a HealthExtras member who receives the insurance benefit of requisite criteria, for example being a resident of a state which has approved the insurance policy. We believe we satisfy applicable requirements. The underwriter of the insurance benefits included in HealthExtras programs is responsible for obtaining regulatory approvals for those benefits. Independent licensed insurance agencies are responsible for the solicitation of insurance benefits involved in HealthExtras programs.

         Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance impose strict and substantial requirements on insurance coverage sold to consumers and businesses. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. Each jurisdiction's insurance regulator typically has the power, among other things, to:

         - administer and enforce the laws and promulgate  rules and regulations
           applicable  to  insurance,   including  the  quotation  of  insurance
           premiums;

         - approve policy forms and regulate premium rates;

         - regulate how, by which personnel and under what circumstances an insurance premium can be quoted and published; and

         - regulate  the   solicitation  of  insurance  and  license   insurance
           companies, agents and brokers who solicit insurance.

         State insurance laws and regulations, including their application to use of the Internet, are complex and broad in scope and are subject to periodic modification as well as differing interpretations. There can be no assurance that insurance regulatory authorities in one or more states will not determine that the nature of our business requires us to be licensed under applicable insurance laws. A determination to that effect or that we or the distributors are otherwise not in compliance with applicable regulations could result in fines, additional licensing requirements or inability to market the products in particular jurisdictions. Such penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory or legal action against us turn out to be false, negative publicity relating to any such allegation could result in a loss of consumer confidence and significant damage to our brand.

         One of the means by which distributors market the programs is telemarketing, which the distributors may out source to third parties. Telemarketing has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. For example such regulation limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. On January 29, 2003, the FTC published a final rule on telemarketing sales that, among other things, provides for a national "do-not-call" registry. While the registry will require additional federal funding to become effective, and additional time to be implemented, it is anticipated that as of October 2003 it will be illegal for most telemarketers to call anyone who has elected to be listed on the registry. Implementation of the registry could have an adverse effect on the sale of the Company's programs. In addition, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. While compliance with these regulations is generally the responsibility of the distributors and subcontractors, there can be no assurance that the Company would have no exposure to liability.

      - FUTURE REGULATION. We are unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our businesses or the health care industry in general, or what effect any such legislation or regulations might have on us. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business or financial position.

    EMPLOYEES
    ---------

    As of December 31, 2002, we had 105 personnel whose services are devoted full time to HealthExtras and its subsidiaries. We have never had a work stoppage. A collective bargaining unit does not represent our personnel. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 2.  PROPERTIES

    Our offices are located in approximately 19,700 square feet of office space in Rockville, Maryland under a sublease that expires on May 30, 2004. Our subsidiaries lease a total of approximately 25,400 square feet under three leases that expire in March 2003, February 2006, and October 2011. We believe that our office space is adequate for our existing needs and that suitable additional space on commercially reasonable terms will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such legal proceedings and claims could include claims of alleged infringement of third party intellectual property rights, notices from government regulators alleging that we may have violated certain regulations, and employment-related disputes. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, significantly harm our business, financial condition or results of operations in any material respect.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock has been quoted on the NASDAQ National Market under the symbol "HLEX" since the Company's initial public offering on December 14, 1999. The following table sets forth for the period indicated the high and low sales prices for the common stock:


                                                           High          Low
                                                         -------        ------
         2001
         First quarter...............                    $  6.44       $  3.25
         Second quarter..............                    $ 10.25       $  4.88
         Third quarter...............                    $ 11.01       $  4.10
         Fourth quarter..............                    $  6.80       $  4.09

         2002
         First quarter...............                    $  6.61       $  2.69
         Second quarter..............                    $  5.49       $  2.40
         Third quarter...............                    $  5.45       $  3.31
         Fourth quarter.............                     $  4.46       $  3.80

         2003
         First quarter (through March 21, 2003).....     $  4.30       $  3.40


    On March 21, 2003, the last closing sale price of the common stock, as reported by the Nasdaq National Market was $3.99 per share. As of March 21, 2003, the Company had approximately 546 stockholders of record. The Company did not pay any cash dividends in 2002 and has no plans to do so in the foreseeable future.

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


                                                                For the Years Ended December 31,
                                                                --------------------------------
                                                              (In thousands except per share data)

                                                       1998         1999         2000          2001        2002
                                                    ---------    ---------    --------      ---------    ---------
Statement of Operations Data
Revenues ....................................       $      --    $   5,327    $ 43,924      $ 118,226    $ 248,408
Direct expenses..............................              --        3,096      24,049         87,543      209,523
Selling, general and administrative .........           6,534       13,327      39,669         38,454       35,485
                                                    ---------    ---------    --------      ---------    ---------

Operating income (loss) .....................          (6,534)     (11,096)    (19,794)        (7,771)       3,400

Interest income (expense), net ..............            (110)        (351)      2,069          1,092          (82)
Other income (expense), net .................              --          (73)        499             --           --
                                                    ---------    ---------    --------      ---------    ---------
Income (loss) before income taxes
     and minority interest ..................          (6,644)     (11,520)    (17,226)        (6,679)       3,318
Income tax benefit ..........................              --           --          --             --       10,205
Minority interest ...........................              --           --          --            (96)         (45)
                                                    ---------    ---------    --------      ---------    ---------
Net income (loss) ..........................        $  (6,644)   $ (11,520)  $ (17,226)     $  (6,775)    $ 13,478
                                                   ==========    =========   =========      =========     ========

Basic and diluted net income (loss) per share              --    $  (0.56)  $   (0.62)     $   (0.23)     $   0.42
Weighted average shares of
     common stock outstanding, basic ........              --       20,588      28,010         29,731       32,234
Weighted average shares of
     common stock outstanding, diluted ......              --       20,588      28,010         29,731       32,420
Pro forma basic and diluted net loss
     per share (1) ..........................       $   (0.38)   $      --   $      --      $      --     $     --
Pro forma weighted average shares of
     common stock outstanding (1) ...........          17,680           --          --             --           --
Balance Sheet Data:
Cash and cash equivalents ...................             219       46,971      28,921         33,009       17,531
Total assets ................................           4,608       53,662      52,044         88,153      120,002
Total liabilities ...........................           5,531        6,298      15,806         42,372       60,478
Total stockholders' (members') equity
     (deficit) ..............................            (923)      47,364      36,238         45,237       59,524

--------------
(1) Reflects the formation of HealthExtras, Inc. as if those events had taken place at the beginning of the period, except that no effect is given to the investment by Capital Z Healthcare Holding Corp. in HealthExtras prior to May 27, 1999.

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

    OVERVIEW

         HealthExtras is a provider of PBM services and supplemental benefits. The Company's clients include managed-care organizations, self-insured employers, third party administrators, as well as individual customers. The PBM segment now generates the significant majority of our revenues and is expected to be the primary source of growth and profit potential in years ahead. The acquisitions of International Pharmacy Management, Inc. ("IPM"), Catalyst Rx ("Catalyst") and PNNC have contributed significantly to the growth of our PBM business.

         PHARMACY BENEFIT MANAGEMENT
         ---------------------------

         Our primary PBM services consist of the automated online processing of prescription claims on behalf of our clients. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with accesses to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. On behalf of our clients, we electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients and remit the amounts owed to the retail pharmacies pursuant to our negotiated rates and retaining the difference, including claims processing fees.

         We have established a nationwide network of over 50,000 retail pharmacies. In general, self-insured employers and managed-care organizations contract with us to access our negotiated retail pharmacy network rates, participate in certain rebate arrangements with manufacturers based on formulary design and benefit from the other care enhancement protocols in our system. Under these contracts, we have an independent obligation to pay network retail pharmacies for the drugs dispensed and accordingly, have assumed that risk independent of our clients. When the Company administers pharmacy reimbursement contracts and does not assume a credit risk, the Company records only its administrative or dispensing fees as revenue. Pharmacy benefit claim payments from our clients are recorded as revenues, and prescription costs to be paid to pharmacies are recorded as direct expenses. Member co-payments are not recorded as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of manufacturer rebates due to plan sponsors is recorded as a reduction of revenue.

         Acquisitions
         ------------

         The Company has supported the growth of its PBM segment through three acquisitions. The revenues from this business segment are larger than those of the supplemental benefits segment and are continuing to grow at a higher rate.

         On December 1, 2002, the Company acquired 100% of the common stock of PNNC. Total consideration for PNNC stock was $20.2 million. Total acquisition cost included transaction costs of approximately $1.4 million. Funding for the $21.6 million cash transaction was derived from the Company's working capital. The acquisition of PNNC was accounted for using the purchase method of accounting.  The  acquisition  resulted  in  goodwill  of  approximately  $10.6 million.

         On November 14, 2001, the Company acquired an 80% interest in Catalyst for an aggregate purchase price of approximately $14.3 million. Consideration for the transaction consisted of $10.4 million in cash, $8.9 million of which was payable at December 31, 2001, and the remainder consisted of the assumption of debt and the issuance of common stock. The acquisition of Catalyst was accounted for using the purchase method of accounting. The $9.1 million excess of the purchase price paid over the net fair value of identifiable assets and liabilities of Catalyst was recorded as goodwill.

         During the first quarter of 2002, the Company purchased the outstanding 20% minority interest in Catalyst for 319,033 shares of the Company's stock valued at $1.1 million and notes payable of $4.2 million. The stock was transferred to the seller on April 1, 2002, and the $3.1 million in cash was paid in 2002, with the final installment of $1.1 million paid on March 1, 2003.

         Effective November 1, 2000, the Company completed the acquisition of IPM for an aggregate purchase price of approximately $9.2 million. Consideration for the transaction consisted of approximately 95% cash and the remainder in common stock. The acquisition of IPM was accounted for using the purchase method of accounting. Goodwill recorded at acquisition was $9.2 million.

         Integration of Acquisitions
         ---------------------------

         HealthExtras has successfully integrated IPM and Catalyst into the Company's financial, organizational, management and technology structure. Our acquisitions have provided the Company with a more diverse and complete set of products and services to sell to a larger customer base. For example, Catalyst's previously developed demand management, generic substitution and other clinical programs have significantly enhanced the Company's ability to serve larger and more sophisticated customers. The acquisitions have also allowed us to better capture efficiencies in corporate overhead and information technology investments. The Company has achieved cost savings from the consolidation of certain corporate activities and the elimination of certain duplicated components of the Company's corporate operations.

         The Company has completed the initial steps of integrating PNNC that are necessary for HealthExtras to operate as a single, combined company. We intend to operate with a combined financial, organizational and management structure so that all of our customers, employees and suppliers have access to a consistent and reliable organizational infrastructure. Over the next several quarters the Company expects to complete additional integration steps around data processing platforms and other technology systems.

         SUPPLEMENTAL BENEFITS PROGRAMS
         ------------------------------

         The Company's supplemental benefits segment generates revenue from the sale of membership programs which provide insurance and other benefits. The Company has distribution agreements with many of the nation's largest financial institutions (the "distributors"), along with leading affinity groups and associations. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote these benefits programs.

         Revenue is generated by payments for program benefits and payments from certain distributors. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable fee collected from the member or paid by the distributor for their specific membership program. The program revenue recognized by HealthExtras includes the cost of the membership benefits, which are supplied by others, including the insurance components. Payments from the distributors related to new member enrollments are recorded as revenue to the extent of the related direct expenses, which to date have exceeded payments from the distributors.

         Direct expenses consist principally of the cost of benefits provided to program members, distributors' compensation, and transaction processing fees. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

         Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by the Company with out any related revenue. The Company believes that current enrollment trends will allow the minimum future commitments at December 31, 2002, to be fully utilized by current enrollment levels.


RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

    REVENUE. Revenue from operations for the year ended December 31, 2002, was $248.4 million, compared to $118.2 million for the year ended December 31, 2001. The PBM segment contributed $135.4 million of this revenue increase, while the supplemental benefits segment decreased by $5.2 million. Total revenue for the year ended increased 289% and decreased 7.3% in the PBM segment and the supplemental benefits segment, respectively. The PBM increase was principally due to the Catalyst acquisition on November 14, 2001, which increased revenues by $115.2 million from 2001 to 2002. Of the $115.2 million, $49.8 million is attributed to new business for Catalyst in 2002. Due to the Company's adoption of Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendors Products" ("EITF 01-9"), revenues and direct expenses for 2001 have been retroactively reduced by $6.2 million in the comparative financial statements. For more information about the adoption of EITF 01-9, see Note 2 of the Notes to Consolidated Financial Statements.

    DIRECT EXPENSES. Direct expense for the year ended December 31, 2002 of $209.5 million consisted of $168.0 million in direct costs associated with the PBM segment and $41.5 million attributable to benefit costs and compensation to our distributors for supplemental benefits products. Direct expenses for the year ended 2001 were $87.5 million, consisting of approximately $43.6 million and $43.9 million attributable to the pharmacy benefit management services and supplemental benefits segments, respectively. The PBM increase is principally due to the Catalyst acquisition, which increased direct expenses by $106.6 million from 2001 to 2002. Of the $106.6 million, $45.6 million is attributed to new business for Catalyst in 2002. The direct expenses of $209.5 million and $87.5 million for the years ended 2002 and 2001, represent 85.5% and 69.5% of operating expenses for the respective periods.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2002, totaled $35.5 million or 14.5% of operating expenses, $7.0 million of which was related to the Company's PBM segment, while the remaining $28.5 million related to the management of the supplemental benefits segment. These expenses include $4.1 million for creative development, product endorsement and market research, $12.6 million in direct marketing, $8.2 million in compensation and benefits, $1.3 in professional fees, insurance and taxes, $2.8 million in other expenses, $1.4 million in facility costs, $826,000 in travel expenses and $1.7 million in depreciation and amortization and $2.7 million related to the impairment of and write-off of fixed assets.

    Selling and general administrative expenses for the year ended 2001, were approximately $38.5 million or 30.5% of total operating expenses, $3.7 million which related to the Company's PBM segment, while the remaining $34.8 million related to the supplemental benefits segment. These expenses included $5.8 million for creative development, product endorsements and market research, $21.4 million in direct marketing, $6.1 million in compensation and benefits, $1.1 million in professional fees, insurance and taxes, $1.0 million in other expenses, $843,000 in facility costs, $466,000 in travel expenses, and $1.8 million in depreciation and amortization.

    INTEREST INCOME (EXPENSE) NET. Interest expense, net for the year ended December 31, 2002, was approximately $(82,000) compared to interest income, net of $1.1 million for the year ended December 31, 2001. This was principally due to lower invested balances, interest rates and interest on borrowings initiated in 2002. Interest expense on borrowings for 2002 was $319,000.

    INCOME TAX BENEFIT. Through 2001, the Company maintained a full valuation allowance against the Company's deferred tax assets due to the uncertainly as to their ultimate realization. In the fourth quarter of 2002, as a result of the Company's current and projected profitability, the Company recognized approximately a $10.2 million tax benefit principally resulting from the Company releasing the valuation allowance for its deferred tax asset. See Note 7 to the Notes to Consolidated Financial Statements for further information.

    MINORITY INTEREST. The minority interest charge for the years ended December 31, 2002 and 2001, was approximately $45,000 and $96,000, respectively. The charges represent the net income attributable to the 20% minority interest holder of Catalyst for the months of January and February 2002, and November and December 2001, respectively. As the Company purchased the remaining minority interest on March 1, 2002, no additional minority interest charge for Catalyst will appear on the Company's future financial statements.

    NET INCOME (LOSS). Net income for the year ended December 31, 2002, was $13.5 million compared to a $(6.8) million net loss in 2001. As a percentage of revenue, net income increased from (5.6)% to 5.4%.


      December 31, 2002
                                                  Supplemental
                                    PBM               Benefits         Total
                               -------------      -------------   --------------
    Revenue ...............    $ 182,275,943     $  66,131,523    $ 248,407,466
    Operating expenses....       174,993,333        58,162,480      233,155,813
    Operating income .....         7,282,610         7,969,043       15,251,653
    Total assets .........       103,174,621        16,827,515      120,002,136
    Accounts receivable...        37,527,001           272,777       37,799,778
    Accounts payable .....        33,863,566           588,223       34,451,789



      December 31, 2001
                                                  Supplemental
                                    PBM               Benefits         Total
                               -------------      -------------   --------------

    Revenue ...............    $ 46,893,749      $  71,332,170    $ 118,225,919
    Operating expenses ....      46,233,164         77,326,609      123,559,773
    Operating income (loss)         660,585         (5,994,439)      (5,333,854)
    Total assets ..........      67,526,792         20,626,543       88,153,335
    Accounts receivable ...      19,652,601          2,758,367       22,410,968
    Accounts payable ......      22,580,269          2,014,000       24,594,269


    Operating expenses of the segments exclude $11.9 million and $2.4 million in corporate overhead that was not allocated by management in assessing segment performance for the years ended December 31, 2002 and 2001, respectively.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

    REVENUE. Revenue from operations for the year ended December 31, 2001 was $118.2 million, compared to $43.9 million for the year ended December 31, 2000. PBM segment revenue was $46.9 million, while revenue for the supplemental benefits segment was $71.3 million. As the Company had increased its strategic focus on pharmacy services during 2001, the majority of its revenue and revenue growth were derived from such services at the end of 2001. Much of the growth in the PBM segment was attributable to the acquisitions IPM and Catalyst during the fourth quarters of 2000 and 2001, respectively. The 2001 increase in revenue due to the IPM acquisition was approximately $28.9 million. Catalyst revenue accounted for $13.0 million in 2001. Due to the Company's adoption of EITF 01-9, revenue of previously reported 2001 and 2000 revenue has been reduced by $6.2 million and $255,000, respectively, in the comparative financial statements. For more information about the adoption of EITF 01-9, see Note 2 of the Notes to Consolidated Financial Statements.

    DIRECT EXPENSES. Direct expense for the year ended December 31, 2001 of $87.5 million consisted of $43.6 million in direct costs associated with the PBM segment and $43.9 million attributable to benefit costs and compensation to our distributors for supplemental benefits products. Direct expenses for the year ended 2000 were $24.0 million, consisting of approximately $4.5 million and $19.5 million attributable to the pharmacy benefit management services and supplemental benefits segments, respectively. Much of the growth in the PBM segment was attributable to the acquisitions of IPM and Catalyst during the fourth quarters of 2000 and 2001, respectively. The 2001 increase in direct expenses due to the IPM acquisition was approximately $22.7 million. Catalyst direct expenses accounted for $12.2 million in 2001. The direct expenses of $87.5 million and $24.0 million for the years ended 2001 and 2000, represent 69.5% and 37.7% of operating expenses for the respective periods. Due to the Company's adoption of EITF 01-9, revenue of previously reported 2001 and 2000 direct expenses have been reduced by $6.2 million and $255,000, respectively, in the comparative financial statements. For more information about the adoption of EITF 01-9, see Note 2 of the Notes to Consolidated Financial Statements.

    SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the year ended December 31, 2001, totaled $38.5 million of 30.5% of operating expenses, $3.7 million of which was related to the Company's PBM segment, while the remaining $34.8 million related to the management of supplemental benefits segment. These expenses include $5.8 million for creative development, product endorsements, and market research, $21.4 million in direct marketing, $6.1 million in compensation and benefits, $1.1 million in professional fees, insurance and taxes, $1.0 million in other fees, $843,000 million in facility costs, $466,000 in travel expenses and $1.8 million in depreciation and amortization.

    Selling and general administrative expenses for the year ended 2000, were approximately $39.7 million or 62.3% of total operating expenses, $448,000 which related to the Company's PBM segment, which $39.2 million related to the supplemental benefits segment. These expenses included $5.1 million for creative development, product endorsements and market research, $26.1 million in direct marketing, $4.6 million in compensation and benefits, $2.5 million in other fees and insurance and taxes, $467,000 in facility costs, $274,000 in travel expenses, and $702,000 in depreciation and amortization.

    INTEREST INCOME (EXPENSE) NET. Interest income, net for the year ended December 31, 2001, was $1.1 million compared to interest income of $2.1 million for the year ended December 31, 2000, a decrease of 48% principally due to lower invested balances, interest rates and interest on borrowings initiated in 2001.

    MINORITY INTEREST. The minority interest charge for the year ended December 31, 2001 was approximately $96,000. There was no minority interest charge for the year ended December 31, 2000. The 2001 charge represents the net income attributable due to the 20% minority interest holder of Catalyst for the months November and December 2001.

    NET LOSS. Net loss for the year ended December 31, 2001, was $6.8 million compared to a $17.4 million net loss in 2000. As a percentage of revenue, net loss decreased from 39.2% in 2000 to 5.6% in 2001.


             December 31, 2001
                                               Supplemental
                                  PBM            Benefits           Total
                              -------------    -------------    --------------

    Revenue ...............   $  46,893,749    $  71,332,170    $ 118,225,919
    Operating expenses ....      46,233,164       77,326,609      123,559,773
    Operating income (loss)         660,585       (5,994,439)      (5,333,854)
    Total assets ..........      67,526,792       20,626,543       88,153,335
    Accounts receivable ...      19,652,601        2,758,367       22,410,968
    Accounts payable ......      22,580,269        2,014,000       24,594,269



    December 31, 2000

                                                Supplemental
                                  PBM            Benefits           Total
                              -------------    -------------    --------------

    Revenue ...............   $   4,877,149    $  39,046,762    $  43,923,911
    Operating expenses ....       4,988,403       51,031,389       56,019,792
    Operating loss ........        (111,254)     (11,984,627)     (12,095,881)
    Total assets ..........      32,356,816       19,687,290       52,044,106
    Accounts receivable ...         101,944        3,697,326        3,799,270


    Operating expenses of the segments exclude $2.4 million and $7.7 million in corporate overhead that was not allocated by management in assessing segment performance for the years ended December 31, 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

    Cash and cash equivalents at December 31, 2002, totaled $17.5 million compared to $33.0 million at December 31, 2001. During 2002, the Company received $30.5 million in cash from borrowings, repaid $12.5 million on borrowings, paid $31.6 million for business acquisitions and related costs, paid $2.0 million in capital expenditures, and used $6.9 million of the borrowed funds and $1.4 million of the Company's cash to reduce outstanding payables and accrued expenses in order to negotiate more favorable rates with specific vendors.

    CASH USED IN OPERATING ACTIVITIES. Cash used for operating activities during 2002 was $22,000 compared to $2.0 million during 2001. The variance is primarily due to a $10 million increase in income before taxes offset by a large reduction in accounts payable and, accrued expenses, and an increase in deferred charges.

    CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for 2002 was $33.5 million compared to approximately $589,000 during 2001. The increase is primarily attributed to the $19.6 million paid in cash for the PNNC acquisition and related costs and the $12.1 million paid to satisfy the Catalyst acquisition promissory notes.

    CASH FROM FINANCING ACTIVITIES. Cash provided by financing activities for 2002 was approximately $18.0 million compared to $6.7 million at December 31, 2001. In January 2002, the Company arranged for a line of credit for $5.0 million to support the working capital requirements of the Company's acquisition of Catalyst. In March 31, 2002, the Company arranged an $8.0 million revolving credit facility. In April 2002, the Company repaid the outstanding principal of $4.5 million on the credit facility previously arranged in January 2002. The Company repaid the remaining outstanding principal of $8.0 million in the fourth quarter of 2002. In December 2002, the

 Company arranged to an $18.0 million revolving credit facility. At December 31, 2002, the outstanding balance on the credit facility was $18.0 million. All principal and accrued interest is due to the bank on May 31, 2004.

    By managing accounts receivable to conform more closely to our payment obligations to suppliers, the Company should be able to generate positive operating cash flow which combined with available cash resources will be sufficient to met our planned working capital, capital expenditures and business expense requirements. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assume that such financing will be available on acceptable terms, if at all, of that such financing will not be dilutive to our stockholders.

    The Company has no off balance sheet transactions. The following table reflects our current contractual commitments as of December 31, 2002.



                                                                    Payments Due by Period
                                ---------------------------------------------------------------------------------------
                                       Total           < 1 year         1-3 years         4-5 years      After 5 years
                                ---------------------------------------------------------------------------------------
Operating leases                $  4,409,494           $ 1,208,945      $   1,656,248     $  327,739     $ 1,216,562
Unconditional purchase
     obligations                   1,900,000             1,900,000                 --             --              --
Other long-term obligations        2,000,000             1,000,000          1,000,000             --              --
                                ------------------------------------------------------------------------------------
                                $  8,309,494           $ 4,108,945      $   2,656,248     $  327,739     $ 1,216,562
                                ====================================================================================


CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

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

    COMMON STOCK WARRANTS

         In 2000 and 2001, the Company recorded as direct expense the fair market value of common stock warrants earned, or expected to be earned by a distributor. The Company estimated the value of the warrants at each balance sheet date using an equity-pricing model with assumptions consistent with those used in preparing the Company's fair value stock option compensation disclosures. Direct expense was based on the number of warrants expected to be issued, which is determined based on an estimate of annualized revenues as defined under the agreement with the distributor. Effective January 1, 2002, the Company adopted EITF 01-9, which was issued in November 2001. The Company's adoption of EITF 01-9 resulted in changing the way the Company recognizes the cost of consideration provided to a distributor under a warrant agreement. Effective January 1, 2002, the charge for this consideration was recorded as a reduction to revenue from the distributor rather than as a charge to direct expense, as reflected in prior periods. To comply with EITF 01-9, the non-cash warrant expenses of $6.2 million and $255,000 for 2001 and 2000, respectively from prior years have been reclassified as a reduction to revenue from the distributor.

    PHARMACY BENEFIT MANAGEMENT REBATE REVENUES

         Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of such rebates due to plan sponsors is recorded as a reduction of revenue. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party. Member co-payments are not recorded as revenue.

    ALLOWANCE FOR BAD DEBTS

         The Company estimates reserves for doubtful PBM accounts receivable as of each balance sheet date. The Company has historically had very limited exposure to bad debts due to the nature of the employee benefits involved, the necessity of maintaining benefit continuity for its customers employees, and the general financial strength of its customer base. With respect to supplemental benefits, substantially all revenues are collected in advance via credit card and as such generate no accounts receivable exposure.

    INTANGIBLE ASSETS

         Intangible assets related to the acquisitions of Catalyst, and PNNC were recognized under the provisions of FASB Statement No. 141 ("FAS 141"). Accordingly, a portion of the excess purchase price was assigned to intangible assets that were recognizable apart from goodwill. This estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations, performed by an independent consulting firm. The remaining useful life of intangible assets will be evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits.

    GOODWILL

         The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS No. 142"), and discontinued the amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. The Company completed its initial adoption impairment testing of goodwill and concluded that no impairment of goodwill exists. The Company performed a similar test as of December 31, 2002, and concluded that no impairment of goodwill exists.

    INCOME TAXES

         The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. In 2000 and 2001, the Company maintained a full valuation allowance against the Company's deferred tax assets due to the uncertainty as to their ultimate realization. In the fourth quarter of 2002, as a result of the Company's current and projected profitability, the Company recognized approximately $10.2 million in tax benefits principally resulting from the Company releasing the full valuation allowance for its deferred tax asset.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

    In  October  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
 Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; however, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company recognized an impairment loss on fixed assets of $2.6 million for the year ended December 31, 2002. See footnote financial statement disclosure for additional detail.

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The application of the transition provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The application of the disclosure requirements is effective for financial reports for interim periods beginning after December 15, 2002. We are currently evaluating the impact of SFAS No. 148 on our financial position, results of operations and liquidity.

    In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, there is no impact on the Company's financial statements as a result of the issuance of FIN 45.

INTEREST RATE AND EQUITY PRICE SENSITIVITY
------------------------------------------

    We are subject to interest rate risk on our short-term investments. We have determined that a 10% move in the current weighted average interest rate of our short-term investments would not have a material effect in our financial position, results of operations and cash flows in the next year.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS
--------------------------------------------------------

         FACTORS RELATED TO OUR BUSINESS

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

    If we do not manage our growth effectively, we may not be able to maintain profitability
-----------------------------------------------------------------------------

         Our growth strategy, if successful, will result in further expansion of our PBM operations. We can maintain profitable operations, however, only if we are able to manage our growth effectively. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management, including those from Catalyst and PNNC, and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

         We may not be successful in managing or expanding our operations or maintaining adequate management, financial and operating systems and controls.

    If we do not effectively manage and integrate our acquisition of PNNC our business prospects could be damaged
----------------------------------------------------------------------------

         Our recent acquisition of PNNC is important to achieving the scale and operating leverage necessary to compete in this segment. Should we fail to integrate these operations and realize the expected opportunities our prospects could be damaged.

    Our pharmacy benefit management business relies on real-time management information systems
-----------------------------------------------------------------------------

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


    If we lose one or more of our distribution relationships, our access to potential customers would decline and sales and revenues would suffer
----------------------------------------------------------------------------

         A significant majority of all of our supplemental benefits program sales is attributable to two distribution relationships. The relationships with Aegon and American Express provide us with access to customer leads resulting in sales to individual consumers. If we lose one or more of these marketing relationships and are unable to replace them with other marketing outlets, our access to potential customers would decline and sales and revenue would suffer.

    Our supplemental benefits membership growth is dependent on telemarketing
    -------------------------------------------------------------------------

         A significant percentage of our membership growth during 2002 was attributable to telemarketing sales. These sales involve a much higher percentage of monthly rather than annual sales than was our previous experience. The combination of these has resulted in higher initial cancellation rates and reduced enrollment persistency. Moreover, it is possible that FTC rule regarding a national "do-not-call" registry could adversely affect telemarketing sales.

    The loss of our relationship with Christopher Reeve to promote our programs could significantly impair our brand recognition and, thus, our ability to sell our Supplemental Benefits programs
------------------------------------------------------------------------------

         Our agreement for Christopher Reeve to promote our programs currently expires in July 2005. The loss of the Christopher Reeve identification with our programs, upon termination of our contract or otherwise, could significantly reduce the distribution of our programs.

    If we lose our relationships with our benefit providers, we could have difficulty meeting demand for the products and services included in our programs
-------------------------------------------------------------------------------

         We are dependent on the providers of benefits included in our programs. These benefits are provided pursuant to arrangements with Unum Life Insurance Company of America, The Chubb Group of Insurance Companies, Zurich American Insurance Company and others that may be terminated on relatively short notice. If we lose these relationships and are unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

    If the providers of the benefits included in the programs fail to provide those benefits, or the extent of those benefits is deemed to be greater than the providers are obligated to pay, we could become subject to liability claims by program members
-------------------------------------------------------------------------------

         We arrange for the provision by others of the benefits included in the member programs. If the firms with which we have contracted to provide those benefits fail to provide them as required, or are negligent or otherwise culpable in providing them, or if it is determined that the level of benefits to which members are entitled exceeds the obligations of the providers, we could become involved in any resulting claim or litigation.

    We may experience significant fluctuations in our quarterly results of operations, which will make it difficult for investors to make reliable period-to-period comparisons and may contribute to volatility in our stock price
--------------------------------------------------------------------------------

         Our quarterly expenses have fluctuated significantly in the past, and we expect our quarterly revenues and expenses to continue to fluctuate significantly in the future. The causes for fluctuations could include, among other factors:

         - levels of pharmacy claims expenditures, seasonal fluctuations in demand and enrollment levels;

         - changing business mix between brand and generic prescriptions;

         - changes in acceptance levels for our supplemental benefits program by consumers;

         - levels of marketing expenditures;

         - renewal rate experience for our benefit programs;

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

        FACTORS RELATED TO REGULATION

    If we fail to comply with all of the various and complex laws and regulations governing our products and marketing techniques, including any use of the Internet regarding products and marketing, we could be subject to fines, additional licensing requirements or the inability to market in particular jurisdictions
 -------------------------------------------------------------------------------

         Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance impose strict and substantial requirements on insurance coverage sold to consumers and businesses. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. The underwriter of the insurance benefits included in HealthExtras programs is responsible for obtaining and maintaining regulatory approvals for those benefits. If the appropriate regulatory approvals for the insurance benefits included in the programs are not maintained, we would have to stop including those benefits. An independent licensed insurance agency is responsible for the solicitation of insurance benefits involved in the programs.

         One of the means by which distributors market the program is telemarketing, which the distributors may out source to third parties. Telemarketing has become subject to an increasing amount of Federal and state regulation as well as general public scrutiny in the past several years. For example such regulation limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission ("FTC") regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. On January 29, 2003, the FTC published a final rule on telemarketing sales that, among other things, provides for a national "do-not-call" registry. While the registry will require additional federal funding to become effective, and additional time to be implemented, it is anticipated that as of October 2003 it will be illegal for most telemarketers to call anyone who has elected to be listed on the registry. Implementation of the registry could have an adverse effect on the sale of the Company's programs. In addition, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit the Company's current or future operations. While compliance with these regulations is generally the responsibility of the distributors and subcontractors, there can be no assurance that the Company would have no exposure to liability.

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

    Our pharmacy benefit management business must comply with a range of State and Federal regulatory requirements
-------------------------------------------------------------------------------

         Various forms of legislation and government regulations affect or could affect providers of pharmacy benefit management services. Among the most prominent forms of such regulation are the following:

         Network Access Legislation. A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network or removal of a network provider. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or may provide that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation).

         Anti-Remuneration Legislation. "Anti-kickback" statutes at the federal and state level prohibit an entity from paying or receiving any compensation to induce the referral of healthcare plan beneficiaries or the purchase of items or services for which payment may be made under such healthcare plans. Additionally, state and federal regulations have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical "switching" or "product conversion" programs. To our knowledge, these laws have not been applied to prohibit pharmacy benefit management companies from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to prohibit therapeutic substitution programs conducted by independent pharmacy benefit management companies, or to prohibit contractual relationships such as we have regarding these types of programs.

         ERISA Regulation. ERISA regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide PBM services. We believe that the conduct of our business generally is not subject to the fiduciary obligations of ERISA. However, other PBMs, including Caremark and AdvancePCS, have disclosed publicly that they are defending private litigant lawsuits alleging that they are ERISA fiduciaries. There can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

         In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-remuneration statutes discussed in the immediately preceding section; in particular, ERISA does not provide for any "safe harbor" exceptions. Like the health care anti-remuneration laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. The Company has implemented policies, which include disclosure to health plan sponsors with respect to any commissions paid by or to us that might fall within the scope of such provisions, and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of ERISA.

         Patient Choice and Benefit Design. Some states have enacted legislation that prohibits the plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed-care plans, including provisions relating to the pharmacy benefit. Legislation has been introduced in some states to prohibit or restrict therapeutic substitution, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to us, but it may apply to certain of our customers, such as HMOs and health insurers. If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management and consequently make our services less attractive.

         Legislation Affecting Drug Prices. Some states have adopted so-called "most favored nation" legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. In addition, various Federal and state medicate agencies, as well as legislators and private litigants have raised the issue of how average wholesale price ("AWP") is determined.

         Consumer Protection Legislation. Most states have consumer protection laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by the states and, in fact, have been the basis for state investigations and at least one multi-state settlement relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. We believe that we do not have contractual relationships with drug manufacturers and retail pharmacies that include the features that have been viewed adversely by enforcement authorities. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws.

         Discount Drug Card Regulation. Several states recently have enacted laws and/or promulgated or proposed regulations regulating the selling, marketing, promoting, advertising or distributing of discount drug cards for cash purchases. Such laws and regulations provide generally that any person may bring an action for damages or injunction for violations.

         Licensure. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators and utilization review organizations. Laws requiring registration and regulating the operations of PBMs meeting certain criteria have also begun to appear. These laws differ significantly from state to state, and the application of such laws to the activities of pharmacy benefit managers is often unclear. We have registered under such laws in those states in which we have concluded such registration is required.

         Confidential Information. Most of our activities involve the receipt or use by us of confidential medical information concerning individual members, including the transfer of the confidential information to the member's health benefit plan. In addition, we use aggregated population data for research and analysis purposes. The HIPAA Regulations require our PBM clients to enter into business associate agreements with us that require us to assure confidential treatment of health care information and to only use or disclose such information as needed to provide our services and to use certain standard codes and data sets in processing claims. We believe that we have taken all necessary internal measures, and made all external vendor arrangements, to meet these obligations. However the HIPAA Regulations are just becoming effective on April 14, 2003 regarding the privacy rule, and future interpretation could result in expansion of our responsibilities. Moreover, any failure to meet current requirements, because of the heightened profile given to the privacy issue by HIPAA, could result in the loss of business by the Company. In addition, the laws of many states also restrict the use and disclosure of confidential medical information. Pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations.

    FACTORS RELATED TO THE INTERNET AND ELECTRONIC COMMERCE

     If we experience failures of, or capacity constraints in, our systems or the systems of third parties on which we rely, sales of our programs likely would be reduced and our reputation could be damaged
------------------------------------------------------------------------------

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

     If we are unable to safeguard the security and privacy of our program members' information, our reputation would be damaged and we could be subject to litigation and liability
-------------------------------------------------------------------------------

         A significant barrier to electronic commerce and online communications has been the need for secure transmission of confidential information over the Internet. Our ability to secure the transmission of confidential information over the Internet is essential in maintaining consumer confidence in our service. In addition, because we handle confidential and sensitive information about our program members, any security breaches would damage our reputation and could expose us to litigation and liability. We cannot guarantee that our systems will prevent security breaches.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Included in Management's Discussion and Analysis of Financial Condition and Results of Operations)


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our audited Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-28, attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information required under this item will be contained in the section entitled "Executive Officers and Directors" in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information required under this item will be contained in the sections entitled "Directors Compensation" and "Executive Compensation" in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information required under this item by Item 403 of Regulation SK will be contained in the section entitled "Stock Ownership" in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

    Equity Compensation Plan Information


         ------------------------------ ---------------------------- --------------------------- ----------------------
                                        Number of securities to be   Weighted average exercise   Number of securities
                                          issued upon exercise of       price of outstanding      remaining available
                                           outstanding options,        options, warrants and      for future issuance
                 Plan category              warrants and rights                rights
         ------------------------------ ---------------------------- --------------------------- ----------------------
                                                    (a)                         (b)                        (c)
         ------------------------------ ---------------------------- --------------------------- ----------------------
         Equity compensation plans
         approved by security holders           4,867,125                     $5.16                    293,500
         ------------------------------ ---------------------------- --------------------------- ----------------------
         Equity compensation plans
         not approved by security
         holders                                       --                        --                         --
         ------------------------------ ---------------------------- --------------------------- ----------------------
         Total                                  4,867,125                     $5.16                    293,500
         ------------------------------ ---------------------------- --------------------------- ----------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information required under this item will be contained in the section entitled "Certain Transactions" in our Proxy Statement for our 2003 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

    a) Disclosure Controls and Procedures. The Registrant's Chief Executive Officer and Chief Financial Officer have evaluated the Registrant's disclosure controls and procedures within the 90 days prior to the date of filing of this Annual Report on Form 10-K. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submitted under the Securities Exchange Act is accumulated and communicated to the Registrant's management, including its principal executive officer or officers and principal financial officer or officers, or person performing similar functions as appropriate to allow timely decisions regarding required disclosure.

    b) Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.'


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report

         (1)    Financial Statements
                Report of Independent Accountants
                Consolidated Balance Sheets as of December 31, 2001 and 2002 Consolidated Statements of Operations and Comprehensive Income
                (Loss) for the years ended December 31, 2000, 2001, and 2002 Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 2001, and 2002
                Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002
                Notes to Financial Statements

         (2) Financial statement schedule:

               Schedule II - Valuation and Qualifying Accounts

     (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K/A dated February 5, 2003 reporting items in connection with the acquisition of Pharmacy Network National Corporation.

    The Company filed a Current Report on Form 8-K dated December 16, 2002 reporting items in connection with the acquisition of Pharmacy Network National Corporation.

    The Company filed a Current Report on form 8-K dated December 4, 2002 reporting a complaint filed against the Company's exclusive placement agent for the Company's private investment in public equity offering.

     (c) Exhibits

     The following exhibits are filed as part of this report unless noted otherwise:


     Exhibit No.                                          Description
     --------------------------------------------------------------------------
       2.1           Form of Reorganization Agreement by and among HealthExtras,
                     Inc., HealthExtras, LLC and Capital Z Healthcare Holding
                     Corp (1)
       2.2           Catalyst Rx, Inc. Securities Purchase Agreement Dated as of
                     November 14, 2001 by and among HealthExtras, Inc. as the
                     Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the
                     Seller (2)
       2.3           Catalyst Consultants, Inc. Securities Purchase Agreement
                     Dated as of November 14, 2001 by and among HealthExtras,
                     Inc. as the purchaser, Catalyst Consultants, Inc. and Kevin
                     C. Hooks as the Seller (2)
       3.1(a)        Certificate of Incorporation of HealthExtras, Inc( 1) 3.1
                     (b) Form of Amended and Restated Certificate of
                     Incorporation (1)
       3.2           Bylaws of HealthExtras, Inc. (1)
       4.1           Specimen Stock Certificate of HealthExtras, Inc. (1)
       4.2           Form of Stockholders' Agreement (1)
       10.1          Form of Employment Agreement between HealthExtras, Inc. and
                     David T. Blair (1)
       10.2          Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
       10.3          Reserved
       10.4          Reserved
       10.5          Reserved
       10.6          Agreement by and between Cambria Productions, Inc. f/s/o
                     Christopher Reeve and HealthExtras, Inc. (1) (3)
       10.7          Indemnification Agreement (1)
       10.8          Sublease Agreement by and between United Payors & United
                     Providers, Inc. and HealthExtras, Inc.
       10.9          Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
       10.10         Form of Registration Rights Agreement (1)
       10.11         Securities Purchase Agreement by and among HealthExtras,
                     Inc., as the Purchaser, and TD Javelin Capital Fund, L.P.,
                     Meriken Nominees, LTD, et. al, as the Sellers  (4)
       10.12         Form of HealthExtras, Inc. 2000 Stock Option Plan (5)
       10.13         Form of HealthExtras, Inc. 2000 Directors' Stock Option
                     Plan (5)
       10.14         Warrant Agreement by and among HealthExtras, Inc. and J.C.
                     Penney Life Insurance Company (5)
       10.15         Amended Agreement by and between Cambria Productions, Inc.
                     f/s/o Christopher Reeve and HealthExtras, Inc. (5)
       21.1          Subsidiaries of Registrant
       23.1          Consent of Independent Accountants
       99.1          Certifications Pursuant to Section 906 of the Sarbanes-
                     Oxley Act of 2002


--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 29, 2001.
(3)  Confidential treatment requested for portion of agreement pursuant to
     Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on April 2, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 HEALTHEXTRAS, INC.


Date March 31, 2003          By:  /s/ David T. Blair
                                  -------------------------------
                                 David T. Blair
                                 Chief Executive Officer and Director



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Date March 31, 2003          By:  /s/ Thomas L. Blair
                                  -------------------------------
                                  Thomas L. Blair
                                  Chairman of The Board


Date March 31, 2003          By:  /s/ David T. Blair
                                  -------------------------------
                                  David T. Blair
                                  Chief Executive Officer and Director


Date March 31, 2003          By:  /s/ Michael P. Donovan
                                  -------------------------------
                                  Michael P. Donovan
                                  Chief Financial Officer and
                                  Chief Accounting Officer


Date March 31, 2003          By:  /s/  Edward S. Civera
                                  -------------------------------
                                  Edward S. Civera
                                  Director


Date March 31, 2003          By:  /s/ Bette B. Anderson
                                  -------------------------------
                                  Bette B. Anderson
                                  Director


Date March 31, 2003          By:  /s/ William E. Brock
                                 -------------------------------
                                  William E. Brock
                                  Director


Date March 31, 2003          By:  /s/ Thomas J. Graf
                                  -------------------------------
                                  Thomas J. Graf
                                  Director

Date March 31, 2003          By:  /s/ Carey G. Jury
                                  -------------------------------
                                  Carey G. Jury
                                  Director


Date March 31, 2003          By:  /s/ Deanna D. Strable-Soethout
                                 -------------------------------
                                  Deanna D. Strable-Soethout
                                  Director


Date March 31, 2003          By:  /s/ Frederick H. Graefe
                                 -------------------------------
                                  Frederick H. Graefe
                                  Director

 CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David T. Blair, Chief Executive Officer of HealthExtras, Inc., certify that:

 1.  I have reviewed this annual report on Form 10-K of HealthExtras, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31 2003          By: /s/ David T. Blair
                               ------------------------------------------
                                  David T. Blair
                                  Chief Executive Officer and Director

    CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael P Donovan, Chief Financial Officer of HealthExtras, Inc., certify that:

 1.  I have reviewed this annual report on Form 10-K of HealthExtras, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a. designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003           /s/ Michael P. Donovan
                                 -------------------------------------
                                     Michael P. Donovan
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                               HEALTHEXTRAS, INC.
                                    --------

                        CONSOLIDATED FINANCIAL STATEMENTS
                          at December 31, 2002 and 2001
                               AND REPORT THEREON
                                    --------

                        Report of Independent Accountants


To the Board of Directors and Stockholders of HealthExtras, Inc.:

 In our opinion, the accompanying consolidated balance sheets, and the related consolidated statements of operations and comprehensive income (loss), of stockholders' equity and of cash flows, present fairly, in all material respects, the financial position of HealthExtras, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

As discussed in Note 4, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
McLean, Virginia
February 4, 2003

                               HEALTHEXTRAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                              2001             2002
                                                                                         -------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents ..........................................................   $  33,009,143    $  17,531,051
  Accounts receivable, net of allowance for doubtful accounts of
    $457,390 and $424,540 in 2001 and 2002, respectively .............................      22,410,968       37,799,778
  Income taxes receivable ............................................................              --        2,773,773
  Deferred income taxes ..............................................................              --        1,286,313
  Deferred charges ...................................................................       2,086,358        1,888,072
  Other current assets ...............................................................         653,627        1,282,484
                                                                                         -------------    -------------
         Total current assets ........................................................      58,160,096       62,561,471

Fixed assets, net ....................................................................       5,056,235        4,056,130
Deferred income taxes ................................................................              --        3,759,152
Intangible assets, net of accumulated amortization of $45,713 and
   $459,449 in 2001 and 2002, respectively ...........................................       4,449,487       14,185,751
Goodwill .............................................................................      17,566,866       33,538,142
Restricted cash ......................................................................       1,000,000        1,000,000
Other assets .........................................................................       1,920,651          901,490
                                                                                         -------------    -------------
         Total assets ................................................................   $  88,153,335    $ 120,002,136
                                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...................................................................   $  24,594,269    $  34,451,789
  Notes payable ......................................................................       8,883,069        1,056,000
  Accrued expenses and other current liabilities .....................................       4,385,666        2,156,165
  Deferred revenue ...................................................................       4,509,055        4,813,555
                                                                                         -------------    -------------
         Total current liabilities ...................................................      42,372,059       42,477,509

Notes payable ........................................................................              --       18,000,000
                                                                                         -------------    -------------
             Total liabilities .......................................................      42,372,059       60,477,509
                                                                                         -------------    -------------

Minority interest ....................................................................         543,800               --

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued .........              --               --
  Common stock, $0.01 par value, 100,000,000 shares authorized, 31,868,012 and
    32,295,120 shares issued and outstanding at December 31, 2001 and 2002,
    respectively .....................................................................         318,680          322,951
  Additional paid-in capital .........................................................      69,747,302       70,460,184
  Accumulated deficit ................................................................     (24,720,841)     (11,243,127)
  Deferred compensation ..............................................................        (107,665)         (15,381)
                                                                                         -------------    -------------
         Total stockholders' equity ..................................................      45,237,476       59,524,627
                                                                                         -------------    -------------
         Total liabilities and stockholders' equity ..................................   $  88,153,335    $ 120,002,136
                                                                                         =============    =============


The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHEXTRAS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                                    --------



                                                                    For the years ended December 31,
                                                             -------------------------------------------

                                                                 2000           2001            2002
                                                             -----------    ------------    ------------
Revenues .................................................   $ 43,923,911  $ 118,225,919   $ 248,407,466
                                                              -----------    ------------    -----------
Direct expenses ..........................................     24,048,646     87,542,676     209,522,984
Selling, general and administrative ......................     39,669,182     38,454,696      35,484,524
                                                             -----------    ------------    ------------

           Total operating expenses ......................     63,717,828     125,997,372    245,007,508
                                                             -----------    ------------    ------------

Operating income (loss) ..................................    (19,793,917)     (7,771,453)     3,399,958

Interest income (expense), net ...........................      2,068,421       1,092,446        (81,848)
Other income, net ........................................        499,280            --               --
                                                             -----------    ------------    ------------

Income (loss) before income taxes and minority interest ..    (17,226,216)     (6,679,007)     3,318,110

Income tax benefit-deferred ..............................             --              --     10,204,596

Minority interest ........................................             --         (95,642)       (44,992)
                                                               -----------    ------------    ------------

Net income (loss) ........................................    (17,226,216)     (6,774,649)    13,477,714

Reclassification adjustment for realized gains included in
  net loss ...............................................       (132,669)             --             --
                                                              -----------    ------------    ------------

Comprehensive income (loss) ..............................   $(17,358,885) $   (6,774,649) $  13,477,714
                                                             ============  ==============  ==============

Earnings (loss) per share, basic .........................   $      (0.62) $        (0.23) $        0.42
Earnings (loss) per share, diluted .......................   $      (0.62) $        (0.23) $        0.42
Weighted average shares of common stock outstanding, basic
  (in thousands) .........................................         28,010          29,731         32,234
Weighted average shares of common stock outstanding,
  diluted (in thousands) .................................         28,010          29,731         32,420


The accompanying notes are an integral part of these consolidated financial statements

                               HEALTHEXTRAS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    --------
              for the years ended December 31, 2000, 2001, and 2002




                                                                             Accumulated
                                                                               Other        Retained
                                          Common Stock        Additional   Comprehensive     Earnings
                                    ----------------------      Paid-in       Income      (Accumulated     Deferred
                                       Shares       Amount      Capital      (Loss)         Deficit)   Compensation      Total
                                    ----------   ---------   -----------    ---------  -------------   ----------    ------------
Balance at December 31, 1999.....   27,600,000   $ 276,000   $48,045,635    $ 132,669  $    (719,976)  $ (370,232)   $ 47,364,096

Amortization of deferred
  compensation ..................           --          --            --           --             --      116,894         116,894
Warrants expected to be
  issued in connection with
  marketing agreement ...........           --          --       254,129           --             --           --         254,129
Net proceeds from private
  placement .....................    1,302,600      13,026     5,849,304           --             --           --       5,862,330
Reclassification adjustment
  for realized gains
  included in net loss ..........           --          --            --     (132,669)            --           --        (132,669)
Net loss for the year ...........           --          --            --           --    (17,226,216)          --     (17,226,216)
                                    ----------   ---------   -----------    ---------  -------------   ----------    ------------
Balance at December 31, 2000 ....   28,902,600     289,026    54,149,068           --    (17,946,192)    (253,338)     36,238,564
                                    ----------   ---------   -----------    ---------  -------------   ----------    ------------

Stock issued pursuant to
  stock grants...................      193,300       1,933        (1,933)          --             --           --              --

Stock issued in exchange
  for services ..................        2,300          23        12,512           --             --           --          12,535
Warrants issued or expected
  to be issued in
  connection with marketing
  agreement .....................           --          --     6,125,137           --             --           --       6,125,137
Amortization of deferred
  compensation, net of
  forfeitures ...................           --          --       (72,537)          --             --      145,673          73,136
Exercise of employee stock
  options .......................       30,000         300       121,500           --             --           --         121,800
Repurchase and retirement
  of stock ......................     (765,000)     (7,650)   (4,297,350)          --             --           --      (4,305,000)
Net proceeds from private
  placement .....................    3,020,782      30,208    10,862,295           --             --           --      10,892,503
Stock issued to acquire
  pharmacy management
  contracts .....................       40,000         400       194,800           --             --           --         195,200
Stock issued pursuant to
  Catalyst acquisition ..........      366,730       3,667     2,306,733           --             --           --       2,310,400
Stock issued pursuant to
  IPM acquisition ...............       77,300         773       347,077           --             --           --         347,850
Net loss for the year ...........           --          --            --           --     (6,774,649)          --      (6,774,649)
                                    ----------   ---------   -----------     ---------  -------------   ----------    ------------
Balance at December 31, 2001        31,868,012     318,680    69,747,302           --     (24,720,84)    (107,665)     45,237,476
                                    ----------   ---------   -----------     ---------  -------------   ----------    ------------

Exercise of employee
  options........................        9,375          94        33,375           --             --           --          33,469
Stock issued pursuant to
 stock grants ..................        81,700         817          (817)         --             --           --              --
Stock issued pursuant to
  Catalyst acquisition ..........      319,033       3,190     1,052,810           --             --           --       1,056,000
Stock issued in exchange
  for services ..................       17,000         170       236,030           --             --           --         236,200
Reversal for warrants issued or
  expected to be issued in
  connection with
  marketing agreement ...........           --          --    (1,008,516)          --             --           --      (1,008,516)
Issuance  of  common stock
  warrants ......................           --          --       400,000           --             --           --         400,000
Amortization of deferred
  compensation ..................           --          --            --           --             --       92,284          92,284
Net income for the year .........           --          --            --           --     13,477,714           --      13,477,714
                                    ----------   ---------   -----------    ---------  -------------   ----------    ------------
Balance at December 31, 2002.....   32,295,120   $ 322,951   $70,460,184    $      --  $ (11,243,127)  $  (15,381)   $ 59,524,627
                                    ----------   ---------   -----------    ---------  -------------   ----------    ------------


The accompanying notes are an integral part of these consolidated financial statements

                               HEALTHEXTRAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    --------


                                                                        Year ended December 31,
                                                           ---------------------------------------------
                                                                2000            2001           2002
                                                           -------------    ------------   -------------
Cash flows from operating activities:
  Net income (loss) .....................................  $ (17,226,216)   $ (6,774,649)  $  13,477,714
  Depreciation expense ..................................        599,337       1,110,281       1,294,663
  Impairment of and loss on disposal of fixed assets ....             --              --       2,679,777
  Deferred income taxes .................................             --              --     (10,204,596)
  Noncash charges (credits) .............................        371,023       6,210,808        (680,032)
  Amortization of goodwill ..............................        102,473         614,839              --
  Amortization of intangible and other assets ...........             --          95,138         547,692
  Minority interest .....................................             --          95,642          44,992
  Gain on sale of marketable securities .................       (551,735)             --              --
  Changes in assets and liabilities, net of effects from
   acquisitions of IPM in 2000, Catalyst in 2001 and PNNC
   in 2002:
       Accounts receivable, net .........................       (780,522)     (4,045,099)       (485,717)
       Other assets .....................................        (89,823)        298,514        (794,995)
       Deferred charges .................................        (38,705)      1,472,692         198,286
       Accounts payable, accrued expenses and other
       liabilities ......................................      2,189,998       1,501,902      (6,404,585)
       Deferred revenue .................................      1,884,138      (2,612,294)        304,500
                                                           -------------    ------------   -------------
           Net cash used in operating activities ........    (13,540,032)     (2,032,226)        (22,301)
                                                           -------------    ------------   -------------
Cash flows from investing activities:
  Capital expenditures ..................................     (3,061,247)     (1,509,391)     (1,991,400)
  Purchase of intangible assets .........................             --        (300,000)       (450,000)
  Payments for purchase of IPM, net of cash acquired ....     (7,406,398)       (608,225)             --
  Cash acquired (paid) in Catalyst acquisitions .........             --       2,242,370     (12,073,603)
  Payments for purchase of PNNC, net of cash acquired ...             --              --     (19,574,257)
  Sales of available for sale marketable securities .....      1,084,050              --              --
  Restricted cash, deposits and other ...................       (988,500)       (414,000)        600,000
                                                            -------------    ------------   -------------
           Net cash used in investing activities             (10,372,095)       (589,246)    (33,489,260)
                                                           -------------    ------------   -------------

Cash flows from financing activities:
  Proceeds from borrowings ..............................             --              --      30,500,000
  Repayment of line of credit ...........................             --              --     (12,500,000)
  Proceeds from exercise of stock options ...............             --         121,800          33,469
  Payments to reacquire common stock ....................             --      (4,305,000)             --
  Net proceeds from sale of common stock ................      5,862,333      10,892,503              --
                                                           -------------    ------------   -------------
  Net cash provided by financing activities .............      5,862,333       6,709,303      18,033,469
                                                           -------------    ------------   -------------

  Net increase (decrease) in cash and cash equivalents ..    (18,049,794)      4,087,831     (15,478,092)
  Cash and cash equivalents at the beginning of year ....     46,971,106      28,921,312      33,009,143
                                                           -------------    ------------   -------------
Cash and cash equivalents at the end of year ............   $ 28,921,312    $ 33,009,143    $ 17,531,051
                                                           =============    ============    ============

  Supplemental disclosure:
     Cash paid for interest .............................   $         --    $         --    $    318,783
     Cash paid for estimated income taxes ...............   $         --    $         --    $         --


The accompanying notes are an integral part of these consolidated financial statements.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

1.  COMPANY

    HealthExtras is a provider of pharmacy benefit management services and supplemental benefits. The Company's clients include managed-care organizations, self-insured employers, third party administrators, as well as individual customers.

    The Company operates in two business segments, Pharmacy Benefit Management ("PBM") and Supplemental Benefits. The Company's largest revenue generating segment is the PBM segment which provides managed-care organizations, self-insured employers and third party administrators with access to the Company's negotiated retail pharmacy network rates, participation in certain rebate arrangements with manufacturers based on formulary design, and benefits from other care enhancement protocols in our system.

    The Company's supplemental benefits segment generates revenue from the sale of membership programs which provide insurance and other benefits. The Company has distribution agreements with many of the nation's largest financial institutions (the "distributors"), along with leading affinity groups and associations. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote these benefits programs. Revenues are generated from fixed monthly membership fees and payments from distributors. The insurance component of the programs is underwritten through group insurance agreements arranged by the Company. The Company does not assume any insurance underwriting risk.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of consolidation
    ---------------------------

    The accompanying consolidated financial statements include the accounts of HealthExtras, Inc. and all its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

    Cash and cash equivalents
    -------------------------

    Cash and cash equivalents consist of cash and investments in highly liquid instruments with maturities of three months or less when purchased. At December 31, 2002 the Company had $1,000,000 on deposit in a restricted account with the State of Nevada as security for performance of its pharmacy benefit management obligations.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

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

    Fixed assets
    ------------

    Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated lives of the assets or the lease term. The Company capitalizes costs incurred for software for internal use that is in the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

    In accordance with SFAS No. 144, the carrying values of the Company's assets are re-evaluated when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In the first quarter of 2002, the Company consolidated its HealthExtrasRx Birmingham, Alabama operations; at that time fixed assets were written-down by approximately $116,000. In the fourth quarter of 2002, the Company recognized an impairment charge related to a software and hardware system that had been under development to support the supplemental benefits segment. In November 2002, the Company undertook a review of the costs to fully implement and maintain the system. Management then made the business decision to discontinue development of the system because the operating efficiencies gained at implementation would not justify the further investment required to complete the project. As the Company would not be implementing this system into its primary segment, the Company recognized a $2.6 million impairment charge related to the system. See Note 6.

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

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

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

    Use of estimates
    ----------------

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company to make estimates and assumptions that affect the reported amounts in the financial statements and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. The most significant estimates included in these financial statements include the following: rebates due from pharmaceutical manufacturing companies, the value of intangible assets acquired in business combinations and related amortization periods, bad debt provisions, income tax provisions and related valuation allowances, and the estimate of the value and number of common stock warrants to be issued to a distributor under a marketing compensation agreement.

    Goodwill and other intangible assets
    ------------------------------------

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 changes the accounting principles for business combinations. Some significant changes from the previous principles are: a) the purchase method of accounting must be used for all business combinations initiated after June 30, 2001; and b) specific criteria are provided for recognizing intangible assets apart from goodwill. The Company's acquisitions of Catalyst and PNNC have been accounted for in accordance with SFAS No. 141. See Note 3.

    SFAS No. 142 establishes the accounting principles for goodwill and intangible assets subsequent to their initial recognition. The most significant changes made by SFAS No. 142 were: a) goodwill and indefinite-lived intangible assets are no longer amortized; b) goodwill and intangible assets deemed to have an indefinite life are tested at least annually for impairment; and c) the amortization period of intangible assets with finite lives will no longer be limited to forty years. See Notes 4 and 5.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    Income taxes
    -------------

    The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and the tax bases of assets and liabilities using enacted tax rates in effect in the year in which the differences are expected to reverse. In 2000 and 2001, the Company recorded a full valuation allowance against the Company's deferred tax assets due to the uncertainty as to their ultimate realization. In the fourth quarter of 2002, as a result of the Company's current and projected profitability, the Company recognized approximately $10.2 million in tax benefits principally resulting from the Company releasing the full valuation allowance for its deferred tax asset. See Note 7.

    Net income (loss) per share
    ---------------------------

    Basic net income (loss) per share is based on the weighted average number of shares outstanding during the year. Diluted net income (loss) per share is based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the year. In 2000 and 2001, diluted net loss per share was equal to basic net loss per share since the Company operated at a loss. For the year ended December 31, 2002, the dilutive effect (186,000 shares using the treasury stock method) of stock options to purchase 1.4 million shares of common stock was included in the computation of diluted earnings per common share because the option price was less than the average market price of the common shares during the year ended December 31, 2002. The dilutive effect of 5.3 million outstanding common stock options and warrants for the year ended December 31, 2002, has been excluded from the computation of 2002 diluted net income per share as the effect would be anitdilutive.

    Employee stock options
    -----------------------

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

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

     The  following  table  reflects pro forma net income  (loss) and net income
(loss) per share for the years ended December 31, 2000, 2001, 2002 had the Company elected to adopt the fair value approach of Financial Accounting Standards Board issued Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation":


                                                2000             2001         2002
                                            ------------    ------------   -------------
        Net income (loss)

        As reported .....................   $(17,226,216)   $ (6,774,649)   $ 13,477,714
         Stock-based compensation, net of
          taxes in 2002 .................      4,668,186       1,265,843       1,765,957
        Pro forma .......................    (21,894,402)     (8,040,492)     11,711,757

        Net income (loss) per share

        As reported - basic and diluted .   $      (0.62)   $      (0.23)   $       0.42
        Pro forma - basic and diluted ...   $      (0.78)   $      (0.28)   $       0.36


    The estimated fair value of each option was calculated using the modified American Black-Scholes economic option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted during 2000, 2001 and 2002.


                                                   2000             2001              2002
                                               -------------  ----------------- ---------------

Risk-free interest rate                          5.6-6.4%         3.8-5.2%         2.94-5.11%
Expected years until exercise                    5 years           5 years          5 years
Expected volatility                               95.9%             84.2%            87.0%
Dividend yield                                      -                 -                -
Weighted average fair value per share             $3.47             $3.76            $3.72




    Revenue and direct expense recognition
    --------------------------------------

    The Company recognizes revenues from PBM services, which include sales of prescription drugs by pharmacies in the Company's nationwide network and related claims processing fees, provided to managed-care organizations, self-insured employers and third party administrators. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using the Company's on-line claims processing system. When the Company has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients' members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider are recorded as direct expenses. The contracts require the Company to assume the credit risk of its clients' abilities to pay. In addition,

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    under most of its client contracts, the Company is at risk for the difference between the payments the Company receives from its clients and the negotiated reimbursements the Company pays to its pharmacies. When the Company administers pharmacy reimbursement contracts and does not assume a credit risk, the Company records only its administrative or dispensing fees as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of such rebates due to plan sponsors is recorded as a reduction of revenue. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party. Member co-payments are not recorded as revenue.

    The primary determinant of revenue recognition for supplemental benefits is monthly program enrollment and payments from certain distributors related to new member enrollments. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program revenue recognized by HealthExtras includes the cost of membership features supplied by others, including the insurance components. Direct program expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. Payments from distributors related to new member enrollments are recorded as revenue to the extent of related direct expenses, which to date have exceeded payments from distributors.

    Revenue from supplemental benefit programs and related direct expenses (principally marketing and processing fees and the cost of the benefits provided to program members) are initially deferred during the period in which a program member is entitled to obtain a refund (generally 90 days). If a member requests a refund, HealthExtras retains any interest earned on funds held during the refunded membership period. Total revenue and direct expenses attributable to the initial deferral are recognized subsequent to the end of the initial deferral period. After the initial deferral period, revenue is recognized as earned and direct expenses as incurred.

    The Company has historically maintained a prepaid balance for the cost of insurance benefits included in its programs. The carrying value of the prepayment was adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by the Company without any related revenue. In 2002, these prepaid insurance costs were fully utilized, however, the Company does maintain minimum premium commitments to various underwriters covering $1.9 million in annualized premiums. The Company believes that current enrollment levels will allow it to fully utilize this commitment without losses for unused coverage.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    Effective January 1, 2002, the Company adopted Emerging Issues Task Force Issue No. 01-9, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF 01-9"), which was issued in November 2001. The Company's adoption of EITF 01-9 changed the way the Company recognizes the cost of consideration provided to a distributor under a warrant agreement. Effective January 1, 2002, the charge for this consideration was recorded as a reduction to revenue from the distributor rather than as a charge to direct expense, as reflected in prior periods. See Note 9. During the years ended December 31, 2000 and 2001, the company recorded approximately $255,000 and the $5.1 million in non-cash direct expenses, respectively, related to warrants earned through June 30, 2001.

    In the third and fourth quarters of 2001, the Company also recorded a total of approximately $1.0 million in an estimated non-cash direct expense related to common stock warrants expected to be issued to through June 30, 2002 contingent on a distributor exceeding a specific annualized threshold. Due to the lower fair value of the warrants in the first quarter of 2002, the Company recognized a non-cash credit of $477,000 in the first quarter. In the second quarter of 2002, it was determined that the distributor did not exceed the specific annualized revenue thresholds; thus, the Company reversed the remaining charge of $531,000 for the warrant agreement. To comply with EITF 01-9, the $1.0 million of total non-cash credits was recorded as revenue in the year ended December 31, 2002. See Note 9.

    Recent accounting pronouncements
    --------------------------------

    In  October  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
    Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of"; however, it retains many of the fundamental provisions of that Statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in APB No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Early application is encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. As discussed in Note 6, the Company recognized an impairment loss on fixed assets of $2.6 million for the year ended December 31, 2002.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The application of the transition provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The application of the disclosure requirements is effective for the Company as of December 31, 2002. We are currently evaluating the impact of SFAS No. 148 on our financial position, results of operations and liquidity.

    In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, there is no impact on the Company's financial statements as a result of the issuance of FIN No. 45.


3.  BUSINESS COMBINATIONS

    Acquisition of Catalyst
    -----------------------

    On November 14, 2001, the Company executed securities purchase agreements ("the Agreements") to purchase 80% of the outstanding ownership of Catalyst Rx and Catalyst Consultants ("Catalyst"). The results of Catalyst's operations have been included in the consolidated financial statements from such date. Catalyst provides PBM services to managed-care organizations, self-insured employers and third-party administrators. Catalyst serves members through a national network of approximately 50,000 pharmacies.

    Total consideration for the Catalyst stock was $14,343,358, consisting of a $8,883,069 promissory note payable, $1,500,000 in cash, 366,730 shares of the Company's common stock valued at $2,310,400, and $1,649,889 in liabilities assumed on behalf of Catalyst's owner. The value of the shares was based on the Company's closing price on November 14, 2001. Transaction costs of $550,000 were capitalized to make the total acquisition cost $14,893,358. The Company issued the 366,730 common shares to the seller on December 31, 2001. The note payable was settled in cash in January 2002.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase.



                                                                       At
                                                                   November 14,
                                                                       2001
                                                               -----------------

         Current assets, including cash of  $4,192,474          $     20,438,962
         Fixed assets                                                    146,063
         Intangible assets                                             4,000,000
         Goodwill                                                      9,061,601
                                                                ----------------
         Total assets acquired                                        33,646,626
         Current liabilities assumed                                 (18,305,110)
         Minority interest at acquisition date                          (448,158)
                                                               -----------------
         Net assets acquired                                    $     14,893,358
                                                               =================

    During the first quarter of 2002, the Company purchased the outstanding 20% minority interest in Catalyst for 319,033 shares of the Company's stock valued at $1.1 million and notes payable of $4.2 million. The stock was transferred to the seller on April 1, 2002, and the $3.1 million in cash was paid in 2002, with the final installment of $1.1 million paid on March 1, 2003.

    During the second quarter of 2002, the Company finalized its allocation of the purchase price (including the acquisition of the remaining minority interest) of the Catalyst acquisition resulting in an increase in intangible assets and a decrease in goodwill of $700,000.

    The acquisition of Catalyst provided growth in the Company's PBM business and additional diversification of the Company's customer base. The purchase price was determined based on the Company's assessment of Catalyst's potential to generate future cash flows from its existing customer contracts and through acquisition of new customers.

    Acquisition of PNNC
    -------------------

    On December 1, 2002, the Company acquired 100% of the common stock of Pharmacy Network National Corporation ("PNNC"). Total consideration for PNNC stock was $20.2 million. Total acquisition cost included transaction costs of approximately $1.4 million. Funding for the $21.6 million cash transaction was derived from the Company's working capital. PNNC is a provider of pharmacy benefit management services to a diverse client base

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    with significant geographic concentration in the Carolinas and Tennessee. The acquisition of PNNC provides growth in the Company's PBM business and additional diversification of the Company's customer base. The purchase price was determined based on the Company's assessment of PNNC's potential to generate future cash flows from its existing customer contracts and through acquisition of new customers.

    The acquisition resulted in goodwill of approximately $10.6 million. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of finalizing third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.


                                                                   At
                                                               December 1,
                                                                   2002
                                                           -----------------

    Current assets, including cash of  $6,246,049          $      24,037,736
    Fixed assets                                                      46,428
    Intangible assets                                              8,000,000
    Goodwill                                                      10,578,728

    Deferred income taxes                                            286,329
                                                           -----------------

    Total assets acquired                                         42,949,221
    Current liabilities assumed                                 (18,294,316)
    Deferred income tax liability                                (3,089,600)
                                                           ----------------

    Net assets acquired                                    $      21,565,305
                                                           =================



    The following unaudited pro forma consolidated results of operations for the years ended December 31, 2002 and 2001 are presented as though Catalyst and PNNC had been acquired at the beginning of 2001, after giving effect to purchase accounting adjustments relating to the amortization of intangible assets. Results are in thousands, except for per share data.


                                              2001          2002
                                            ---------    ---------

    Revenue .............................   $ 280,193    $ 355,830
    Net income (loss) ...................   $  (1,860)   $  15,212

    Net income (loss) per share - basic .   $   (0.06)   $    0.47

    Net income (loss) per share - diluted   $   (0.06)   $    0.47
    Weighted average shares - basic .....      30,369       32,286
    Weighted average shares - diluted ...      30,369       32,472

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of Catalyst and PNNC at January 1, 2001, nor are these results indicative of future operating results.


4.  GOODWILL

    The changes in the goodwill for the year ended December 31, 2002 are as follows:



    Balance as of January 1, 2002 ........................     $17,566,866
    Goodwill acquired in 20% minority interest acquisition
      of  Catalyst .........................................     3,891,208

    Adjustment to preliminary allocation of Catalyst
      purchase price .......................................     1,501,340

    Goodwill acquired in acquisition of PNNC ............       10,578,728
                                                               -----------
            Balance as of December 31, 2002                     33,538,142
                                                               ===========


    The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. The Company completed its initial adoption impairment testing of goodwill and concluded that no impairment of goodwill exists. The Company performed a similar test as of December 31, 2002, and concluded that no impairment of goodwill exists. The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2000:

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------



                                             ----------------------------------
                                                  2000                  2001

Net loss, as reported ....................   $   (17,226,216)     $  (6,774,649)
Goodwill amortization ....................           102,473            614,839
                                             ---------------      -------------
Net loss as adjusted .....................   $   (17,123,743)        (6,159,810)
                                             ===============      =============

Net loss per share, basic, as reported ...   $         (0.62)     $       (0.23)
Goodwill amortization ....................              0.01               0.02
                                             ---------------      -------------

Net loss per share, basic, as adjusted ...   $         (0.61)             (0.21)
                                             ===============     ==============

Net loss per share, diluted, as reported .   $         (0.62)     $       (0.23)
                                             ===============     ==============

Goodwill amortization ....................              0.01               0.02
                                             ---------------      -------------

Net loss per share, basic, as adjusted ...   $         (0.61)             (0.21)
                                             ===============      =============



5.  INTANGIBLE ASSETS


    As of December 31, 2002, intangible assets consisted of the following:


                                                      Amortization
                                                         Period
                                                      ------------

     Catalyst customer contracts          $   5,700,000      20 years
     PNNC customer contracts                  8,000,000      20 years
     Other PBM contracts                        945,200    5 - 10 years
                                          -------------
     Total  intangible assets                14,645,200
     Accumulated amortization                  (459,449)
                                          -------------
                                          $  14,185,751
                                          =============


    Catalyst and PNNC customer contracts represent the estimated fair value of customer contracts held by Catalyst and PNNC at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations, performed by an independent consulting firm.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------


    Other PBM contracts represent the cost of PBM contracts purchased by the Company from a third party administrator, which allow it to provide PBM services to the administrator and its customers. Consideration paid in 2001 for the contracts of $495,200 consisted of $300,000 in cash and 40,000 shares of the Company's common stock valued at $195,200. The amortization period of 10 years is based on management's estimate of the period of future cash flows from the contracts purchased. The remaining $450,000 of other PBM contracts represents initial costs of two contracts and are being amortized over the lives of the contracts.

    The estimated aggregate amortization expense of intangible assets through 2007 is as follows:


     2003           $  815,949
     2004              815,949
     2005              815,949
     2006              815,949
     2007              775,949
                    ----------
       Total        $4,039,745
                    ==========


6.  FIXED ASSETS

    Fixed assets consist of the following:


                                             2001           2002
                                         -----------    -----------
    Computer equipment ...........       $ 1,933,511    $ 2,256,915

    Software development costs ...         1,901,747             --

    Furniture, fixtures and office
       equipment ....................      1,438,658      1,232,402

    Medical equipment ............           103,198             --

    Leasehold improvements .......         1,851,537       1,901,130

    Transportation equipment .....                --       1,666,413
                                         -----------    -----------

    Total fixed assets ........            7,228,651      7,056,860

    Accumulated depreciation and
       amortization ................      (2,172,416)    (3,000,730)
                                         -----------    -----------
    Fixed assets, net ...........        $ 5,056,235    $ 4,056,130
                                         ===========    ===========


    Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was approximately $599,000, $1.1 million, and $1.3 million, respectively.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    In the first quarter of 2002, the Birmingham, Alabama office was closed and its operations were consolidated within the Company's Rockville, Maryland and Las Vegas, Nevada offices. At that time, the Company disposed of company assets with a net book value of approximately $116,000.

    In the fourth quarter of 2002, the Company recognized a $2.6 million impairment charge related to a software and hardware system that had been under development. In November 2002, the Company undertook a review of the costs to fully implement and maintain the system. Management then made the business decision to discontinue development of the system because the operating efficiencies gained at implementation would not justify the further investment required to complete the project. As the Company would not be implementing this system into its primary segment, the Company recognized a $2.6 million impairment charge related to the system.

7.   INCOME TAXES

    The $10.2 million deferred tax benefit recorded in 2002 consists of $9.0 million in federal and $1.2 million in state deferred tax benefits.

    A summary of the components of deferred income taxes at December 31, 2001 and 2002 computed at an effective tax rate of 38.6% is as follows:


                                              2001            2002
                                          -----------    -----------
     Deferred tax assets (liabilities):
     Fixed assets .....................   $   (24,542)   $  (126,328)
     Accrued expenses .................         6,840         78,580
     Rebates payable ..................            --         95,758
     Allowance for doubtful accounts ..       176,644        159,779
     Deferred charges .................      (465,188)      (536,073)
     Deferred revenue .................     1,741,397      1,858,995
     Customer-based intangibles .......    (1,544,800)    (5,135,237)
     Rebates receivable ...............            --       (239,390)
     Non-compete agreements ...........            --        211,230
     Net operating loss carryforwards .     9,996,554      8,530,189
     Other ............................        38,620        147,962
                                          -----------    -----------
                                            9,925,525      5,045,465
     Valuation allowance ..............    (9,925,525)            --
                                          -----------    -----------
         Net deferred tax asset .......   $        --    $ 5,045,465
                                          ===========    ===========


    The Company has net operating loss carryforwards of approximately $22.0 million at December 31, 2002, available for carryforward to future periods. The carryforwards expire at various times beginning in 2010 through 2021.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------


    The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:


                                              2000     2001        2002

     U. S. Federal Statutory tax rate...     (34.0%)  (34.0%)      34.0%

     State tax, net of federal benefit..      (4.6)    (4.2)        4.6

     Non-deductible expenses ...........       1.5      3.3        (0.5)

     Valuation allowance (release) .....      37.0     34.9      (345.7)

     Other .............................       0.1       --          --
                                             ------   ------     -------

     Effective tax rate ................        --%      --%     (307.6)%
                                             ======   ======     =======



    Although no estimated tax payments were made for 2002, the Company did pay approximately $126,000 in cash for income taxes in 2002, relating to Catalyst for the short-year ended October 31, 2001. These were liabilities that existed prior to the ownership of Catalyst.

8.  NOTES PAYABLE

    On January 22, 2002, the Company arranged a line of credit of $5.0 million to support the working capital required for the Company's acquisition of Catalyst. The line of credit was collateralized by a certificate of deposit with an approximate balance of $5.6 million held by the lending financial institution. Under the terms of the agreement, all outstanding principal and accrued interest were to be paid on or before July 22, 2002. The note bore interest at a rate of 4.59% per annum, which was paid monthly. The Company repaid the outstanding principal of $4.5 million in April 2002.

    In March 2002, the Company arranged an $8.0 million revolving credit facility. Borrowings on the credit facility were collateralized by substantially all of the Company's trade receivables. The credit facility contains affirmative and negative covenants related to indebtedness, capital expenditures, and consolidated net worth. The facility bore interest at LIBOR plus 2.25%. Interest payable was payable in arrears on the fifth day of each month. The Company repaid the outstanding principal in December 2002.

    In December 2002, the Company arranged an $18.0 million revolving credit facility. Borrowings on the credit facility are collateralized by substantially all of the Company's trade receivables. The credit facility contains affirmative and negative covenants related to indebtedness, other liabilities, and consolidated net worth. The facility bears interest at LIBOR plus 2.75%. The effective rate at December 31, 2002 was 4.17%. Interest is payable in arrears on the fifth day of each month. The

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------


    outstanding balance on the credit facility at December 31, 2002 was $18.0 million. All principal and accrued interest is due to the bank on May 31, 2004. Interest expense related to notes payable for the year ended December 31, 2002 was approximately $319,000.

9.  STOCKHOLDERS' EQUITY

    Stock (member interests) grants
    -------------------------------

    In February 1999, certain management employees were granted effective member interests aggregating 1.87% (equivalent to 413,333 common share of the Company), after giving effect to an existing commitment to sell a 20% interest in the Company to a third party for $5,000,000 cash. Such grants vest over a four-year period commencing March 1, 1999. The Company recorded the estimated fair value of these interests of $467,573 ($1.13 per common share) as stockholders' equity and deferred compensation expense. During 2000, 2001, and 2002, amortization of deferred compensation expense amounted to $116,894, $73,136 and $92,284, respectively. During 2001, two of the employees left the Company and one of the employees restructured a compensation package, forfeiting the interest in the unvested stock grants. The value of interests forfeited of $72,537 was deducted from the additional paid-in capital and deferred compensation in 2001.

    Stock option plans
    ------------------

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

    During 1999, the Company established the HealthExtras, Inc. 1999 Stock Option Plan ("1999 SOP"). The maximum number of shares of the Company's common stock reserved for issuance pursuant to the grant of options under the 1999 SOP is 4,000,000 shares. All officers, employees and independent contractors of the Company are eligible to receive option awards. A Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the 1999 SOP. Stock options granted under the 1999 SOP vest ratably over a period of four years and the contractual life of all of the stock options is ten years.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    In 2001, the Board of Directors approved a voluntary plan by which qualified individuals were offered an opportunity to surrender their 1999 stock option awards, and receive, at a future grant date, six months and one day beyond the surrender date, up to two-thirds of the number of options surrendered;
    2.8 million options were surrendered in 2001 and 1.6 million options were granted in 2002 under the plan.

    The following table summarized stock option activity under all plans for the four years ended December 31, 2002:


                                                   Number                          Weighted -
                                                 Of Shares          Price           Average
                                                 Of Common           Per            Exercise
                                                   Stock            Share            Price
                                                -------------   ---------------   -------------
 Initial grant of stock options, and
 Balance at December 31, 1999                      2,956,000   $         13.20   $       13.20
     Granted                                       1,463,000         4.06-5.63            4.58
     Forfeited                                     (163,500)             13.20           13.20
                                                -------------   ---------------   -------------
 Balance, December 31, 2000                        4,255,500      4.06 - 13.20           10.31

    Granted                                          996,900       3.50 - 9.65            5.44
    Exercised                                        (30,000)             4.06            4.06
    Forfeited                                       (190,850)      3.56 - 4.62            3.90
    Canceled                                      (2,792,500)            13.20           13.20
                                                -------------------------------   -------------
Balance, December 31, 2001                         2,239,050       3.50 - 9.65            5.02
                                                -------------  ----------------  --------------

    Granted                                        2,957,000       2.42 - 6.62            5.23
    Exercised                                         (9,375)             3.57            3.57
    Forfeited                                       (319,550)      3.31 - 7.15            4.51
                                                -------------------------------  --------------
 Balance, December 31, 2002                        4,867,125   $   2.42 - 9.65   $        5.16
                                                =============  ================  =============

 Exercisable, December 31, 1999                           --   $            --   $          --
 Exercisable, December 31, 2000                      698,125   $         13.20   $       13.20
 Exercisable, December 31, 2001                      353,750   $   4.06 - 5.63   $        4.62
 Exercisable, December 31, 2002                      827,156   $   3.25 - 9.65   $        5.40

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------


    The following table summarizes information about the outstanding options at December 31, 2002:


                                              Options Outstanding
                                  --------------------------------------------
                                                    Weighted-
                                                     Average        Weighted-
                                                    Remaining        Average
     Range of Exercise                             Contractual      Exercise
     Prices                           Number       Life (years)       Price
     ---------------------------- --------------  -------------   --------------

     Stock options:
     $2.42-5.63                       2,843,625         8.4            $4.12
     $6.55-9.65                       2,023,500         9.3            $6.62
     ---------------------------- -------------    ------------   --------------
     $2.42-9.65                       4,867,125         8.9            $5.16
                                      =========    ============   ==============


    Common Stock Warrants
    ---------------------

    During 2000, the Company entered into an agreement whereby warrants to acquire up to 4.2 million shares of common stock may be issued in three tranches to a distributor at exercise prices ranging from $5.21 to $15.63 per share. The issuance of 3.4 million of these warrants is contingent on the distributor exceeding specific annualized revenue thresholds to be measured for the twelve-month periods ending June 30, 2001, 2002, and 2003. The issuance of 800,000 of these warrants is contingent on the distributor's revenue contributions relative to other Company revenues as defined in the agreement for the years ending December 31, 2001 and 2002. The maximum contractual life of the warrants from the date of grant is five years.

    During 2001, warrants for 750,000 shares were issued with the exercise price at $5.21 with an expiration date of July 22, 2006. In accordance with EITF 01-9, the Company recorded the $5.1 million expense related to these warrants as a reduction of revenue from the distributor rather than as a charge to direct expense.

    Also in 2001, in accordance with EITF 01-9, the Company recorded a reduction of revenue of $1.0 million related to common stock warrants expected to be issued with respect to the annualized revenue threshold for the year ending June 30, 2002. Annualized revenues under the contract for the year ending June 30, 2002 were estimated based on the performance of the distributor through December 31, 2001. Due to the lower fair value of the warrants in the first quarter of 2002, the Company recognized a non-cash credit of $477,000 in the first quarter of 2002. In the second quarter of 2002, it was determined that the distributor had not exceeded the specific annualized revenue thresholds; thus, the Company reversed the remaining charge of $531,000 for the warrant agreement. To comply with EITF 01-9, the $1.0 million of total non-cash credits was recorded as revenue during 2002.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    During 2002, the Company issued common stock warrants to Health Care Horizon's Inc., d/b/a Cimarron Health Plan ("Cimarron") that give Cimarron the right to purchase 250,000 shares of the Company's common stock for $5.22 per share. The warrants are exercisable at any time after the grant date, with a condition that the Company must be the exclusive provider of PBM services to Cimarron on the date of the exercise. The term of the PBM contract is from July 1, 2002, to September 30, 2009. In accordance with EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services," the measurement date was determined to be the grant date of April 1, 2002. Using an equity-pricing model, the value of the 250,000 warrants was estimated to be $400,000 and was recorded as a deferred charge at April 1, 2002. This deferred charge is being recognized over the life of the seven-year contract beginning July 2002, on a straight-line basis. The Company recorded $28,572 of contra-revenue related to amortization of the cost of the warrants in 2002.

    Private Placement
    -----------------

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


10. LEASE COMMITMENTS

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


              2003      $   1,208,945
              2004            802,971
              2005            481,057
              2006            372,220
              2007            327,739
              Thereafter    1,216,562
                         ------------
                Total    $  4,409,494
                         ============


    Rent expense for the years ended December 31, 2000, 2001 and 2002, was $364,000, $753,000, and $797,000 respectively.

11.      COMMITMENTS AND CONTINGENCIES

    In 2000, the Company extended a marketing agreement for a five-year term, whereby the Company committed to total non-refundable payments of $5.0 million due in equal annual installments for an individual's participation in various marketing campaigns. As of December 31, 2002, installments totaling $2.0 million remained committed under this agreement. The Company has the option to extend this agreement for another five-year period, which would result in an additional commitment of $7.7 million. The Company must also pay annual fees of $1.00 per supplemental benefits program member in excess of one million members, in addition to the base payment of $1 million per year.

    In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------


12. SEGMENT REPORTING

    The Company operates in two business segments, PBM and supplemental benefits. The following table presents financial data by segment for the years ended December 31, 2001 and 2002. PBM services operating results include the results for Catalyst and PNNC from their respective dates of acquisition. In 2002 the Company revised its methodology for evaluating segment performance to exclude certain corporate overhead from segment operating expenses. Segment reporting disclosure for the year ended December 31, 2001 has been modified to confirm to this new methodology.


         December 31, 2002
                                                       Supplemental
                                        PBM              Benefits            Total
                                    -------------     -------------   ---------------
         Revenue .............      $ 182,275,943     $  66,131,523   $   248,407,466
         Operating expenses...        174,993,333        58,162,480       233,155,813
         Operating income ....          7,282,610         7,969,043        15,251,653
         Total assets .........       103,174,621        16,827,515       120,002,136
         Accounts receivable...        37,527,001           272,777        37,799,778
         Accounts payable .....        33,863,566           588,223        34,451,789


         December 31, 2001

                                                       Supplemental
                                         PBM              Benefits            Total
                                     -------------     -------------   ---------------
         Revenue ...............    $  46,893,749     $  71,332,170   $  118,225,919
         Operating expenses ....       46,233,164        77,326,609      123,559,773
         Operating income (loss)          660,585        (5,994,439)      (5,333,854)
         Total assets ..........       67,526,792        20,626,543       88,153,335
         Accounts receivable ...       19,652,601         2,758,367       22,410,968
         Accounts payable ......       22,580,269         2,014,000       24,594,269


    Operating expenses of the segments exclude $11.9 million and $2.4 million in corporate overhead that was not allocated by management in assessing segment performance for the years ended December 31, 2002 and 2001, respectively.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------


13. 401(K) SAVINGS PLAN

    In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the "401(k)"). The 401(k) benefit is available to all of the Company employees, including those of its subsidiaries, subject to certain service requirements. For 2002, the Company matched the first $1,000 of the employee's contribution and 50% thereafter subject to statutory limits. The Company's contribution vests ratably over 5 years for each employee. For the years ended December 31, 2000, 2001 and 2002, the Company expensed approximately $86,000, $105,000 and $165,000 respectively, under this plan.

14. RELATED PARTY TRANSACTIONS

    The Company previously held available for sale securities in a corporation for which the Chairman of the Board of the Company was the Chairman of the Board and Co-Chief Executive Officer. Investments held were $664,984 as of December 31, 1999. All of these securities were sold in March 2000 for aggregate proceeds of $1,084,050, resulting in a gain of $551,735.

    Effective January 1, 1999, the Company entered into an agreement with United Payors & United Providers, Inc. ("UP&UP"), a corporation for which the Chairman of the Board of the Company was the Chairman of the Board and Co-Chief Executive Officer, whereby UP&UP provided administrative services for the Company and was reimbursed for the costs incurred. The amount expensed for these services was $208,000 prior to the acquisition of UP&UP by an unrelated third party in March 2000.

    During 2000, the Company entered into a joint venture with Southern Aircraft Leasing Corporation, owned by the Chairman of the Board of the Company, whereby the Company invested $988,500 for a fractional interest of approximately 45% in two aircraft used for corporate business purposes. The carrying value of this investment was approximately $927,000 at December 31, 2001. This amount was included in other assets. In December 2002, the Company dissolved the joint venture by acquiring the fractional ownership in its entirety for approximately $725,000. The carrying value of the investment of approximately $881,000 at the date of dissolution together with the $725,000 payment to acquire the fractional interest in its entirety, are recorded in fixed assets at December 31, 2002.

    For corporate business purposes, the Company also utilizes the services of an aircraft owned by Southern Aircraft Leasing Corporation. For the years ended December 31, 2001 and 2002, the Company paid approximately $4,600 and $49,000 respectively, for utilizing the services of such aircraft. As of December 31, 2001, a deposit of $600,000 related to this arrangement was held by Southern Aircraft Leasing Corporation. Southern Aircraft Leasing Corporation returned this deposit to the Company in the first quarter of 2002.

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

    In August of 2001 in anticipation of the exercise of certain warrants held by a distributor (see Note 9), the Company repurchased and retired 750,000 shares of Company common stock from the Chairman of Board. The total amount paid to repurchase the shares was $4,305,000 based upon a discount to the market price of the stock. The purchase transaction and the price paid for the stock were reviewed and approved by the Board of Directors.

    During 2001, the Company maintained a corporate banking relationship with a financial institution controlled by the Chairman of the Board. As of December 31, 2001, the Company had approximately $12,911,000 in demand deposits and a certificate of deposit for $5,371,000 with such institution. In 2002, the Company withdrew all funds and discontinued its banking relationship with the financial institution.


15. SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    Quarterly results of operations for the years ended December 31, 2001 and 2002 (in thousands, except per share amounts):


                                                      First       Second      Third       Fourth
    2002 Quarterly Operating Results                 Quarter     Quarter     Quarter     Quarter
                                                     -------     -------     -------     -------
    Revenue .....................................   $ 54,652     $ 55,249    $ 63,907   $ 74,599
    Operating income (loss) .....................        573        1,587       1,540       (300)
    Income (loss) before income taxes and
      minority interest .......................          629        1,527       1,517       (355)
    Net income ..................................        584        1,527       1,517      9,850
    Basic and diluted net income per common share   $   0.02     $   0.05    $   0.05   $   0.30



                                                      First       Second      Third       Fourth
    2001 Quarterly Operating Results                 Quarter     Quarter     Quarter     Quarter
                                                    --------     --------    -------     --------
    Revenue .....................................   $ 21,771     $ 22,056    $ 28,403   $  45,996
    Operating loss ..............................     (3,279)      (4,160)       (225)       (107)
    Income (loss) before income taxes and
      minority interest ........................      (2,892)      (3,824)         35           2
    Net (loss) income ...........................     (2,892)      (3,824)         35         (94)
    Basic and diluted net income per common share   $  (0.10)    $  (0.13)    $    --   $      --

                               HEALTHEXTRAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    --------

        The $300,000 loss from operations in the 2002 fourth quarter is a direct result of the $2.6 million fixed asset impairment explained in Note 6.

16. NON-CASH TRANSACTIONS

    Transactions that effected recognized assets and liabilities during 2001 and 2002 that did not result in cash receipts or payments are as follows:


    2001
    Goodwill and intangible assets acquired through
       Issuance of notes payable, common stock, and
       assumption of liabilities ..................        $ 8,855,483
    Fixed assets included in accounts payable ......           158,909
    Forfeitures under stock grant plan .............            72,536
    Issuance of common stock to settle purchase
      consideration payable from IPM acquisition ...           347,850
    Common stock issued for purchase of intangible
      assets ......................................            195,200



    2002
    Issuance of common stock warrants to Health Care
      Horizons Inc. ...................................... $   400,000
    Issuance of notes payable and stock for minority
      interest purchase of Catalyst ......................   5,480,000
    Issuance of common stock to settle notes payable
      to Catalyst minority interest holder ...............   1,056,000
    Increase to goodwill for deferred tax liabilities
      related to intangibles at Catalyst and PNNC ........   5,290,940
    Increase to goodwill for accrued acquisition
      transaction costs for PNNC .........................     125,000


                               HEALTHEXTRAS, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    --------



                                            Balance      Additions       Additions
                                         Beginning of    Charge to       Due to                      Balance End of
                  Description             Period          Expense      Acquisition       Deductions      Period
-------------------------------------   ------------   ------------   ------------   ------------    ------------
Deduction from asset account:
    Allowance for doubtful accounts:
      Year ended December 31, 2002 ..   $    457,390   $     90,455   $    145,305   $   (268,610)   $    424,540
      Year ended December 31, 2001 ..        453,954         38,180             --        (34,744)        457,390

      Year ended December 31, 2000...             --             --        453,954             --         453,954

Deduction from asset account:
    Allowance for Deferred Tax Assets
      Year ended December 31, 2002 ..   $  9,925,525   $    279,071   $         --   $(10,204,596)   $         --
      Year ended December 31, 2001 ..      9,215,434        710,091             --             --       9,925,525
      Year ended December 31, 2000 ..      1,563,155      7,652,279             --             --       9,215,434



    Additions to the valuation allowance in 2002 represent the net increases in the Company's deferred tax asset before the decision was made to release the reserve in the fourth quarter of 2002.