Form 10-Q
period 2003-03-31
HEALTHEXTRAS INC
filed 2003-05-15
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      -------

Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act) Yes  X   No
                                               ---     -------

As of May 13, 2003, there were 32,379,615 shares outstanding of the Registrant's $0.01 par value common stock.

                               HEALTHEXTRAS, INC.

                          First Quarter 2003 Form 10-Q

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

 Item 1.     Financial Statements

     Consolidated Balance Sheets as of December 31, 2002 and March 31,
        2003 (Unaudited).......................................................1

     Consolidated Statements of Operations for the Three
          Months Ended March 31, 2002 and 2003 (Unaudited).....................2

     Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 2002 and 2003 (Unaudited)..................................3

     Notes to Financial Statements.............................................4

 Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations......................................9

 Item 3.     Quantitative and Qualitative Disclosures About Market Risk.......12

 Item 4.     Controls and Procedures..........................................12

PART II  OTHER INFORMATION

 Item 1      Legal Proceedings................................................12

 Item 2      Changes in Securities............................................12

 Item 3      Defaults Upon Senior Securities..................................12

 Item 4      Submission of Matters to a Vote of Security Holders..............12

 Item 5      Other Information................................................12

 Item 6      Exhibits and Reports on Form 8-K.................................13


SIGNATURES

CERTIFICATIONS


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                               HEALTHEXTRAS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                    December 31,      March 31,
                                                                        2002             2003
                                                                    ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents ....................................   $  17,531,051    $  23,947,271
  Accounts receivable, net .....................................      37,799,778       40,472,122
  Income taxes receivable ......................................       2,773,773        2,111,533
  Deferred income taxes ........................................       1,286,313        1,286,313
  Deferred charges .............................................       1,888,072        2,160,361
  Other current assets .........................................       1,282,484        1,333,275
                                                                    ------------    -------------
      Total current assets .....................................      62,561,471       71,310,875

Fixed assets, net ..............................................       4,056,130        3,711,380
Deferred income taxes ..........................................       3,759,152        2,576,152
Intangible assets, net .........................................      14,185,751       13,981,762
Goodwill .......................................................      33,538,142       33,666,142
Restricted cash ................................................       1,000,000        1,000,000
Other assets ...................................................         901,490          873,494
                                                                    ------------    -------------
      Total assets .............................................   $ 120,002,136    $ 127,119,805
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................   $  34,451,789    $  42,697,757
  Note payable .................................................       1,056,000               --
  Accrued expenses and other current liabilities ...............       2,156,165        2,006,010
  Deferred revenue .............................................       4,813,555        4,871,443
                                                                    ------------    -------------
      Total current liabilities ................................      42,477,509       49,575,210

Note payable ...................................................      18,000,000       16,000,000
                                                                    ------------    -------------
      Total liabilities ........................................      60,477,509       65,575,210
                                                                    ------------    -------------

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
    none issued ................................................              --               --
  Common stock, $0.01 par value, 100,000,000 shares authorized,
    32,295,120 and 32,376,787 shares issued and outstanding at
    December 31, 2002 and March 31, 2003, respectively .........         322,951          323,768
  Additional paid-in capital ...................................      70,460,184       70,589,898
  Accumulated deficit ..........................................     (11,243,127)      (9,369,071)
  Deferred compensation ........................................         (15,381)              --
                                                                    ------------    -------------
      Total stockholders' equity ...............................      59,524,627       61,544,595
                                                                    ------------    -------------
      Total liabilities and stockholders' equity ...............   $ 120,002,136    $ 127,119,805
                                                                   =============    =============


   The accompanying notes are an integral part of these financial statements

                               HEALTHEXTRAS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                For the three months ended
                                                                          March 31,
                                                               ----------------------------
                                                                     2002           2003
                                                               ------------    ------------
Revenue ....................................................   $ 54,652,255    $ 91,734,861
                                                               ------------    ------------
Direct expenses ............................................     44,658,086      82,460,106
Selling, general and administrative expenses ...............      9,421,601       6,068,919
                                                               ------------    ------------
   Total operating expenses ................................     54,079,687      88,529,025
                                                               ------------    ------------

   Operating income ........................................        572,568       3,205,836

Interest income (expense), net .............................         56,132        (148,780)
                                                               ------------    ------------

   Income before income taxes and minority interest ........        628,700       3,057,056

Minority interest ..........................................        (44,992)             --
                                                               ------------    ------------

   Income before income taxes ..............................        583,708       3,057,056

Provision for income taxes .................................             --       1,183,000
                                                               ------------    ------------

   Net income ..............................................   $    583,708    $  1,874,056
                                                               ============    ============

Earnings per share, basic ..................................   $       0.02    $       0.06
Earnings per share, diluted ................................   $       0.02    $       0.06

Weighted average shares of common stock, basic
(in thousands) .............................................         32,027          32,337
Weighted average shares of common stock outstanding, diluted
 (in thousands) ............................................         32,076          32,507



   The accompanying notes are an integral part of these financial statements
                                       2

                               HEALTHEXTRAS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                               For the three months ended
                                                                         March 31,
                                                              ----------------------------
                                                                   2002           2003
                                                              ------------    ------------
Cash flows from operating activities:
 Net income ...............................................   $    583,708    $  1,874,056
 Depreciation expense .....................................        332,342         395,087
 Deferred income taxes ....................................             --       1,183,000
 Income taxes receivable ..................................             --         662,240
 Noncash charges (credits) ................................       (447,808)         17,912
 Amortization of intangibles and other assets .............         85,661         203,989
 Minority interest ........................................         44,992              --
 Changes in assets and liabilities:
  Accounts receivable, net ................................        395,006      (2,672,344)
  Other assets ............................................        151,158         (22,795)
  Deferred charges ........................................     (1,988,272)       (272,289)
  Accounts payable, accrued expenses, and other liabilities     (5,228,643)      8,095,813
  Deferred revenue ........................................         49,528          57,888
                                                              ------------    ------------
   Net cash (used in) provided by operating activities ....     (6,022,328)      9,522,557
                                                              ------------    ------------

Cash flows from investing activities:
 Capital expenditures .....................................       (205,752)        (50,337)
 Deposits, restricted cash and other ......................        600,000              --
 Business acquisitions and related payments ...............     (8,905,603)     (1,056,000)
                                                              ------------    ------------
   Net cash used in investing activities ..................     (8,511,355)     (1,106,337)
                                                              ------------    ------------

Cash flows from financing activities:
 Proceeds received from exercise of stock options .........         33,469              --
 Proceeds from (repayment of) line of credit ..............     12,500,000      (2,000,000)
                                                              ------------    ------------
   Net cash provided by (used in) financing activities ....     12,533,469      (2,000,000)
                                                              ------------    ------------

Net (decrease) increase in cash and cash equivalents ......     (2,000,214)      6,416,220

Cash and cash equivalents at the beginning
 of period ................................................     33,009,143      17,531,051
                                                              ------------    ------------
Cash and cash equivalents at the end of period ............   $ 31,008,929    $ 23,947,271
                                                              ============    ============

   The accompanying notes are an integral part of these financial statements
                                       3

                               HEALTHEXTRAS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying consolidated financial statements have been prepared by HealthExtras, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

  SFAS NO. 148

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The application of the transition provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has included the proper disclosures in Note 3 to these Notes To Financial Statements.

  FIN NO. 45

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of March 31, 2003, there is no impact on the Company's financial statements as a result of the issuance of FIN No. 45.

3.   STOCK-BASED COMPENSATION
     ------------------------

     At March 31, 2003, the Company has stock-based compensation plans for employees and directors. Stock-based compensation is accounted for using the intrinsic-value-based method in accordance with the Accounting Principals Board Option ("APB") 25, "Accounting for Stock Issued to Employees", and related Interpretations. No stock-based compensation expense is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on issue date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:


                                                                   Three months ended
                                                                        March 31,

                                                                       2003        2002
                                                                   ----------   ----------
Net income, as reported                                            $1,874,056   $  583,708
Deduct:  Total stock-based employee compensation
   expense determined under fair value method for all
   awards, net of related tax effects, in 2003                       (597,940)    (516,137)
                                                                   ----------   ----------
Pro forma net income                                               $1,276,116   $   67,571
                                                                   ==========   ==========

Earnings per share:
   Basic - as reported                                             $     0.06   $     0.02
   Basic - pro forma                                               $     0.04   $     0.00
   Diluted - as reported                                           $     0.06   $     0.02
   Diluted - pro forma                                             $     0.04   $     0.00


     The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2003 and 2002:


                                                  Three months ended
                                                         March 31,
                                                2003                 2002
                                           ----------------      -----------
         Expected term                        5 years                5 years
         Volatility factor                   85.16 - 87.31%               87%
         Risk free interest rate               2.70 - 3.19%       4.46 - 5.0%
         Dividend yield                                 --                --
         Fair value                        $          2.79       $      2.34


4.   BUSINESS COMBINATIONS
     ---------------------

  ACQUISITION OF CATALYST

     During the first quarter of 2002, the Company purchased the outstanding 20% minority interest in Catalyst Rx, and Catalyst Consultants ("Catalyst") for 319,033 shares of the Company's stock valued at $1.1 million and notes payable of $4.2 million. The stock was transferred to the seller on April 1, 2002, and $3.1 million was paid on the note in 2002, with the final installment of $1.1 million paid on March 1, 2003.

  ACQUISITION OF PNNC

     On December 1, 2002, the Company acquired 100% of the common stock of Pharmacy Network National Corporation ("PNNC"). Total consideration for PNNC stock was $20.2 million. Total acquisition cost included transaction costs of approximately $1.4 million. Funding for the $21.6 million cash transaction was derived from the Company's working capital. The acquistion resulted in goodwill of approximately $10.6 million and intangible assets of $8.0 million.

     The following table sets forth certain unaudited proforma financial data assuming that the acquisition of 100% of Catalyst and PNNC had each been completed as of January 1, 2002, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.


                                                     Three Months Ended
                                                          March 31,
                                               ----------------------------
                                                    2002              2003
                                               -----------        ---------
                                                 (proforma)         (actual)
         Revenue                               $    83,930        $  91,735
         Net income                            $     1,557        $   1,874
         Net income per share basic            $      0.05        $    0.06
         Net income per share diluted          $      0.05        $    0.06
         Weighted average shares basic              32,238           32,337
         Weighted average shares diluted            32,287           32,507



     The proforma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of Catalyst and PNNC at January 1, 2001, nor are these results indicative of future operating results.

5.   GOODWILL
     --------

     The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. The Company completed its initial adoption impairment testing of goodwill and concluded that no impairment of goodwill exists. The Company performed a similar test as of December 31, 2002, and concluded that no impairment of goodwill exists. In the three month period ended March 31, 2003, the Company increased goodwill by $128,000 due to additional acquisition costs incurred related to the PNNC acquisition.

6.   INTANGIBLE ASSETS
     -----------------

     As of March 31, 2003, intangible assets consisted of the following:


                                                                Amortization Period
                                                                -------------------
              Catalyst customer contracts   $    5,700,000             20 years
              PNNC customer contracts            8,000,000             20 years
              Other PBM contracts                  945,200             5 - 10 years
                                            --------------

              Total intangible assets           14,645,200
              Accumulated amortization            (663,438)
                                            --------------
                  Total                     $   13,981,762
                                            ==============


     Catalyst and PNNC customer contracts represent the estimated fair value of customer contracts held by Catalyst and PNNC at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations, performed by an independent consulting firm.

     The estimated aggregate amortization expense of intangible assets through 2007 is as follows:


     2003         $    816,000
     2004              816,000
     2005              816,000
     2006              816,000
     2007              776,000
                     ---------
         Total    $  4,040,000


     Amortization expense was $67,000 and $204,000 for the three month periods ended March 31, 2002 and March 31, 2003, respectively.

7.   NOTES PAYABLE
     -------------

     At December 31, 2002, the Company had a note payable of $1.1 million relating to the 2002 purchase of the 20% outstanding minority interest in Catalyst. The $1.1 million due to the former minority interest holder was paid on March 1, 2003.

     In December 2002, the Company arranged an $18.0 million revolving credit facility. Borrowings on the credit facility are collateralized by substantially a1l of the Company's trade receivables. The credit facility contains affirmative and negative covenants related to indebtedness, other liabilities and consolidated net worth. The facility bears interest at LIBOR plus 2.75%. The effective rate at March 31, 2003, was 4.06%. Interest is payable in arrears on the fifth day of each month. The outstanding balance on the credit facility at March 31, 2003, was $16.0 million. All principal and accrued interest is due to the bank on May 31, 2004. Interest expense related to notes payable for the period ended March 31, 2003, was approximately $184,000.

8.   SEGMENT REPORTING
     -----------------


     The Company operates in two business segments, PBM and supplemental benefits. The following table represents financial data by segment for the three months ended March 31, 2003, and March 31, 2002.

     For the three months ended March 31, 2003:

                                                   Supplemental
                                    PBM              Benefits          Total
                             -------------       -------------     ------------
Revenue                      $  78,418,131       $  13,316,730     $ 91,734,861

Segment operating expenses      75,934,030          11,151,204       87,085,234

Segment operating income         2,484,101           2,165,526        4,649,627

Total assets                   108,953,033          18,166,772      127,119,805

Accounts receivable             40,208,640             263,482       40,472,122

Accounts payable                41,837,386             860,371       42,697,757


     Operating expenses of the segments exclude $1.4 million in corporate overhead that was not allocated by management in assessing segment performance for the three month period ended March 31, 2003.

     For the three months ended March 31, 2002:

                                                   Supplemental
                                    PBM              Benefits          Total
                             -------------       -------------     ------------

Revenue                      $  34,512,951       $  20,139,304     $ 54,652,255

Segment operating expenses      33,819,026          19,322,446       53,141,472

Segment operating income           693,925             816,858        1,510,783

Total assets                    69,759,573          21,914,612       91,674,185

Accounts receivable             20,007,326           2,008,636       22,015,962

Accounts payable                19,354,917           1,606,214       20,961,131


     Operating expenses of the segments exclude $938,000 in corporate overhead that was not allocated by management in assessing segment performance for the three month period ended March 31, 2002.

9.   PROVISION FOR INCOME TAXES
     --------------------------

     In the first quarter of 2003, the Company recorded a provision for income taxes of approximately $1.2 million at an effective rate of 38.6%. In the first quarter of 2002, the Company recorded no provision for income taxes, as the Company maintained a full valuation allowance against the Company's deferred tax assets due to the uncertainty as to their ultimate realization.

10.  NET INCOME PER SHARE
     --------------------

     Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted income per share is computed based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period.

     At March 31, 2003, the dilutive effect (170,000 shares using the treasury stock method) of stock options to purchase approximately 1.1 million shares of common stock were included in the computation of diluted earnings per common share because the option price was less than the average market price of the common shares during the period ended March 31, 2003. The dilutive effect of approximately 5.7 million outstanding common stock options and warrants for the period ended March 31, 2003, have been excluded from the computation of diluted net income per share as the effect would be antidilutive.

     At March 31, 2002, the dilutive effect (49,000 shares using the treasury stock method) of stock options to purchase approximately 272,000 shares of common stock were included in the computation of diluted earnings per common share because the option price was less than the average market price of the common shares during the period ended March 31, 2002. The dilutive effect of approximately 3.6 million outstanding common stock options and warrants for the period ended March 31, 2002, have been excluded from the computation of diluted net income per share as the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

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

OVERVIEW
--------

     HealthExtras is a provider of PBM services and supplemental benefits. The Company's clients include managed-care organizations, self-insured employers, third party administrators, as well as individual customers. The PBM segment now generates the significant majority of our revenues and is expected to be the primary source of growth and profit potential in the future. The acquisitions of International Pharmacy Management, Inc. ("IPM"), Catalyst and PNNC have contributed significantly to the growth of our PBM business.

  PHARMACY BENEFIT MANAGEMENT

     We have established a nationwide network of over 50,000 retail pharmacies. In general, clients contract with us to access our negotiated retail pharmacy network rates, participate in certain rebate arrangements with manufacturers based on formulary design and benefit from the other care enhancement protocols in our system. Our primary PBM services consist of the automated online processing of prescription claims on behalf of our clients. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with accesses to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. On behalf of our clients, we electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, remit the amounts owed to the retail pharmacies pursuant to our negotiated rates and retain the difference, including claims processing fees.

     Pharmacy benefit claim payments from our clients are recorded as revenues, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we have an independent obligation to pay pharmacies for the drugs dispensed and accordingly, have assumed that risk independent of our clients. When the Company administers pharmacy reimbursement contracts and does not assume a credit risk, the Company records only its administrative or processing fees as revenue. Member co-payments are not recorded as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of manufacturer rebates due to clients is recorded as a reduction of revenue.

  SUPPLEMENTAL BENEFITS PROGRAMS

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

     Revenue is generated by payments for program benefits and payments from certain distributors. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable fee collected from the member or paid by the distributor for their specific membership program. The program revenue recognized by HealthExtras includes the cost of the membership benefits supplied by others, including the insurance components. Payments from the distributors related to new member enrollments were recorded as revenue to the extent of the related direct expenses through September 30, 2002. These payments by distributors were discontinued at that time under restructured marketing agreements.

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

     Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by the Company with out any related revenue. The Company believes that current enrollment trends will allow the minimum future commitments at March 31, 2003, to be fully utilized by current enrollment levels.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

     REVENUE. Revenue from operations for the three months ended March 31, 2003, was $91.7 million consisting of $78.4 million in revenue associated with the PBM segment and $13.3 million in revenue attributable to the supplemental benefits segment. PBM segment revenue increased by $43.9 million, including $26.1 million from PNNC, while the supplemental benefits segment revenue decreased by $6.8 million. Revenue for the first quarter of 2002 was $54.6 million consisting of approximately $34.5 million and $20.1 million attributable to the PBM and the supplemental benefits segments, respectively.

     DIRECT EXPENSES. Direct expenses for the three months ended March 31, 2003, were $82.5 million consisting of $72.4 million in direct expenses associated with the PBM segment and $10.1 million in direct expenses attributable to supplemental benefits segment. PBM segment direct expenses increased by $40.2 million, including $24.6 million from PNNC, while the supplemental benefits segment direct expenses decreased by $2.4 million. Direct expenses for the first quarter of 2002 were $44.7 million consisting of approximately $32.2 million and $12.5 million attributable to the PBM and supplemental benefits segments, respectively. The direct expenses of $82.5 million and $44.7 million for the three month period ended March 31, 2003, and March 31, 2002, represented 93.1% and 82.6% of operating expenses for the respective periods.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three month period ended March 31, 2003, totaled $6.1 million or 6.9% of operating expenses, $3.6 million of which was related to the
Company's PBM services segment, $1.1 million of which was related to the management of the supplemental benefits segment, while the remaining $1.4 million related to corporate overhead. These expenses include approximately $438,000 for creative development, product endorsement and market research, $2.5 million in compensation and benefits, $814,000 in professional fees, insurance and taxes, $1.0 million in other expenses, $406,000 in facility costs, $260,000 in travel expenses and $599,000 in depreciation and amortization. The Company has no direct marketing expense in the first quarter of 2003, as direct marketing expenses are now paid by the distributor.

     Selling, general and administrative expenses for the three month period ended March 31, 2002 were approximately $9.4 million or 17.4% of total operating expenses, $1.6 million of which was related to the Company's PBM services segment, $6.9 million of which related to the management of the supplemental benefits segment, while the remaining $900,000 related to corporate overhead. These expenses included approximately $1.3 million for creative development, product endorsements and market research, $4.1 million in direct marketing, $1.9 million in compensation and benefits, $342,000 in professional fees, insurance and taxes, $400,000 in other expenses, $672,000 in consolidation and shut down costs of the Birmingham Alabama location, $335,000 in facility costs, $128,000 in travel expenses, and $222,000 in depreciation and amortization.


     INTEREST INCOME (EXPENSE) NET. Interest income (expense), net for the three months ended March 31, 2003, was approximately $(149,000), compared to approximately $56,000 of interest income for the three month period ended March 31, 2002. This was principally due to lower interest rates and interest owed on an increased line of credit initiated in the fourth quarter of 2002. Interest expense on borrowings for the first quarter of 2003 was approximately $184,000.

     PROVISION FOR INCOME TAXES. Through the third quarter of 2002, the Company maintained a full valuation allowance against the Company's deferred tax assets due to the uncertainty as to their ultimate realization. Due to the recording of the full valuation allowance, no provision for income taxes was recorded in the first quarter of 2002. As the Company released its valuation allowance in the fourth quarter of 2002, the Company, using an effective tax rate of 38.6%, recorded a provision for income taxes of $1.2 million in the first quarter of 2003. See Note 8 to the Notes to the Consolidated Financial Statements for further information.

     MINORITY INTEREST. There was no minority interest charge for the three month period ended March 31, 2003, while the Company recorded a minority interest charge of approximately $45,000 for the three month period ended March 31, 2002. The $45,000 charge represents the net income attributable to the 20% minority interest holder of Catalyst for the months of January and February 2002. As the Company purchased the remaining minority interest in March 1, 2002, no additional minority charge for Catalyst will appear on the Company's future financial statements.

         NET INCOME. Net income for the three month period ended March 31, 2003, was $1.9 million compared to $584,000 for the three month period ended March 31, 2002. As a percentage of revenue net income increased from 1.1% to 2.0%.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash and cash equivalents at March 31, 2003, totaled $23.9 million compared to $31.0 million at March 31, 2002. During the three month period ended March 31, 2003, the Company generated $9.5 million in cash from operating activities, paid approximately $50,000 in cash for capital expenditures, repaid approximately $1.1 million in cash to satisfy the Catalyst acquisition promissory note and repaid $2.0 million in cash on the revolving credit facility.

     CASH PROVIDED BY OPERATING ACTIVITIES. The Company's overall operating activities generated $9.5 million of net cash from operations during the first quarter ended March 31, 2003, a $15.5 million or 258.1% increase from the $6.0 million of net cash utilized in the first quarter ended March 31, 2002. The increase is primarily due to a $2.5 million increase in income before income taxes and the timing of payments to vendors included in accounts payable offset somewhat by the timing of payments from clients included in accounts receivable.

     CASH USED IN INVESTING ACTIVITIES. Cash used in investing activities for the three months ended March 31, 2003, was $1.1 million compared to $8.5 million for the three months ended March 31, 2002. The decrease is due to a reduction in capital expenditures and repayments due on the promissory note regarding the Catalyst acquistion in the 2002 first quarter. As of March 1, 2003, the promissory note on the Catalyst acquistion has been satisfied.

     CASH FROM FINANCING ACTIVITIES. Cash used in financing activities for the first three months of 2003 was $2.0 million compared to cash provided by investing activities of $12.5 million in the first three months of 2002. In March 2003, the Company made a $2.0 million payment on the Company's outstanding revolving credit facility; while in the first quarter of 2002, the Company arranged for a line of credit with a financial institution, of which $4.5 million was outstanding at March 31, 2002, and an $8.0 million revolving credit facility, of which $8.0 million was outstanding at March 31, 2002.

     The Company anticipates continuing to generate positive operating cash flow, which combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and business expense requirements. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Included in Management's Discussion and Analysis of Financial Condition and Results of Operations)
         --------------------------------------------------------------

ITEM 4.  CONTROLS AND PROCEDURES
         -----------------------

     a) Evaluation of disclosure controls and procedures. The Company maintains control and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.


PART II. OTHER INFORMATION
         -----------------

Item 1.  Legal Proceedings
         -----------------

     In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

Item 2   CHANGES IN SECURITIES

     None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

     None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

Item 5.  OTHER INFORMATION

     None

Item 6.  EXHIBITS AND REPORTS ON FORMS 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

     Exhibit No.                                          Description
     --------------------------------------------------------------------------
       3.1(a)     Certificate of Incorporation of HealthExtras, Inc( 1)
       3.1(b)     Form of Amended and Restated Certificate of Incorporation (1)
       3.2        Bylaws of HealthExtras, Inc. (1)
       4.1        Specimen Stock Certificate of HealthExtras, Inc.
       4.2        Form of Stockholders' Agreement (1)
       11.1       Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)
       99.1       Certifications pursuant to Section 906 of the Sarbanes Oxley
                  Act of 2002.
--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 29, 2001.
(3)      Confidential treatment requested for portion of agreement pursuant to
         Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on April 2, 2001.

2.       Reports on Form 8-K

     On February 3, 2003, the Company filed an amended Current Report on Form 8-K/A which provided the financial statements relating to the acquisition of Pharmacy Network National Corporation which was initially reported on a Current Report on Form 8-K on December 16, 2002.

     On February 4, 2003, the Company filed a Current Report on Form 8-K reporting financial results for the quarter ended and year-ended December 31, 2002.

     On February 5, 2003, the Company filed an amended Current Report on Form 8-K/A to correct an error that was inadvertently caused in the conversion to EDGAR format on the Form 8-K/A that was filed by the Company on February 3, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HealthExtras, Inc.




Date:  May 15, 2003              By: /s/ David T. Blair
                                     -------------------------------
                                     David T. Blair
                                     Chief Executive Officer and Director


Date:  May 15, 2003              By: /s/ Michael P. Donovan
                                     -------------------------------
                                     Michael P. Donovan
                                     Chief Financial Officer and
                                     Chief Accounting Officer

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  Presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    May 15, 2003                /s/ David T. Blair
                                     -----------------------
                                     David T. Blair
                                     Chief Executive Officer

                 CERTIFICATIONS UNDER RULES 13a-14 AND 15d-14 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

I, Michael P. Donovan, certify that:

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.  Presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosures controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:    May 15, 2003                   /s/ Michael P. Donovan
                                        ------------------------
                                        Michael P. Donovan
                                        Chief Financial Officer