Form 10-Q
period 2003-06-30
HEALTHEXTRAS INC
filed 2003-08-14
CIK 1090403

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from to ___________
                         Commission File Number 0-31014

                               HEALTHEXTRAS, INC.
             (Exact name of registrant as specified in its charter)





Delaware                                              52-2181356
-------------------------------                       ----------
(State or other Jurisdiction of                       (IRS Employer
incorporation)                                        Identification No.)


          2273 Research Boulevard, 2nd Floor, Rockville, Maryland 20850
          -------------------------------------------------------------
                    (Address of principal executive offices)

                                 (301) 548-2900
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
          ------------------------------------------------------------
         (Former name or former address, if changed since last report.)



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

Indicate  by check mark  whether the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act)  Yes X   No
                                               ---
As of August 12, 2003, there were 32,449,250 shares outstanding of the Registrant's $0.01 par value common stock.

                               HEALTHEXTRAS, INC.

                          Second Quarter 2003 Form 10-Q

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I   FINANCIAL INFORMATION

    Item 1.     Financial Statements

      Consolidated Balance Sheets as of December 31, 2002 and June 30,
        2003 (Unaudited)......................................................1

      Consolidated Statements of Operations for the Six
           Months Ended June 30, 2002 and 2003 (Unaudited)....................2

      Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2002 and 2003 (Unaudited).................................3

      Notes to Financial Statements...........................................4

    Item 2.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations.................................10

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk...15

    Item 4.     Controls and Procedures......................................15

PART II  OTHER INFORMATION

    Item 1.     Legal Proceedings............................................15

    Item 2.     Changes in Securities........................................15

    Item 3.     Defaults Upon Senior Securities..............................15

    Item 4.     Submission of Matters to a Vote of Security Holders..........15

    Item 5.     Other Information............................................15

    Item 6.     Exhibits and Reports on Form 8-K.............................16

SIGNATURES


PART I.  FINANCIAL INFORMATION
ITEM I.  Financial Statements

                               HEALTHEXTRAS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                   December 31,       June 30,
                                                                                      2002             2003
                                                                                 -------------     ------------
  ASSETS
Current assets:
  Cash and cash equivalents ..................................................   $  17,531,051    $  26,162,251
  Accounts receivable, net ...................................................      37,799,778       39,824,162
  Income taxes receivable ....................................................       2,773,773        1,644,580
  Deferred income taxes ......................................................       1,286,313        1,286,313
  Deferred charges ...........................................................       1,888,072        1,969,137
  Other current assets .......................................................       1,282,484        1,199,076
                                                                                 -------------     ------------
        Total current assets .................................................      62,561,471       72,085,519

Fixed assets, net ............................................................       4,056,130        3,398,537
Deferred income taxes ........................................................       3,759,152        1,636,104
Intangible assets, net .......................................................      14,185,751       13,777,773
Goodwill .....................................................................      33,538,142       33,666,142
Other assets .................................................................       1,901,490        1,840,909
                                                                                 -------------     ------------
        Total assets .........................................................   $ 120,002,136    $ 126,404,984
                                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................   $  34,451,789    $  40,943,439
  Note payable ...............................................................       1,056,000             --
  Accrued expenses and other current liabilities .............................       2,156,165        2,231,203
  Deferred revenue ...........................................................       4,813,555        5,227,282
                                                                                 -------------     ------------
        Total current liabilities ............................................      42,477,509       48,401,924

Note payable .................................................................      18,000,000       14,000,000
                                                                                 -------------     ------------
       Total liabilities ....................................................       60,477,509       62,401,924

Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares authorized,
     none issued .............................................................              --               --
  Common stock, $0.01 par value, 100,000,000 shares authorized, 32,295,120 and 32,414,115 shares issued and outstanding at
     December 31, 2002 and June 30, 2003, respectively .......................         322,951          324,141
  Additional paid-in capital .................................................      70,460,184       70,810,251
  Accumulated deficit ........................................................     (11,243,127)      (7,131,332)
  Deferred compensation ......................................................         (15,381)              --
                                                                                 -------------     ------------
        Total stockholders' equity ...........................................      59,524,627       64,003,060
                                                                                 -------------     ------------
        Total liabilities and stockholders' equity ...........................   $ 120,002,136    $ 126,404,984
                                                                                 =============    =============


   The accompanying notes are an integral part of these financial statements
                                       1

                               HEALTHEXTRAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                For the three months ended       For the six months ended
                                                                          June 30,                       June 30,
                                                               -----------------------------   ------------------------------
                                                                    2002             2003           2002            2003
                                                               -------------   -------------   -------------    -------------
Revenue ....................................................   $  55,248,679   $  94,114,780   $ 109,900,934    $ 185,849,641
                                                               -------------   -------------   -------------    -------------

Direct expenses ............................................      44,658,926      83,863,324      89,317,012      166,323,430
Selling, general and administrative expenses ...............       9,003,208       6,492,387      18,424,809       12,561,305
                                                               -------------   -------------   -------------    -------------
        Total operating expenses ...........................      53,662,134      90,355,711     107,741,821      178,884,735
                                                               -------------   -------------   -------------    -------------

        Operating income ...................................       1,586,545       3,759,069       2,159,113        6,964,906

Interest expense, net ......................................          59,738         114,330           3,606          263,111
                                                               -------------   -------------   -------------    -------------

        Income before income taxes and minority interest ...       1,526,807       3,644,739       2,155,507        6,701,795

Minority interest ..........................................              --              --         (44,992)              --
                                                               -------------   -------------   -------------    -------------

        Income before income taxes .........................       1,526,807       3,644,739       2,110,515        6,701,795

Provision for income taxes .................................              --       1,407,000              --        2,590,000
                                                               -------------   -------------   -------------    -------------

        Net income .........................................   $   1,526,807   $   2,237,739   $    2,110,515    $   4,111,795
                                                               =============   =============   ==============    =============

Earnings per share, basic ..................................   $        0.05   $        0.07            0.07    $        0.13
Earnings per share, diluted ................................   $        0.05   $        0.07            0.07    $        0.13

Weighted average shares of common stock, basic
  (in thousands) ...........................................          32,291          32,403          32,160           32,370
Weighted average shares of common stock outstanding, diluted
  (in thousands) ...........................................          32,501          33,280          32,280           32,783



   The accompanying notes are an integral part of these financial statements
                                       2

                               HEALTHEXTRAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                  For the six months ended
                                                                           June 30,
                                                                 ----------------------------
                                                                      2002           2003
                                                                 ------------    ------------
Cash flows from operating activities:
  Net income .................................................   $  2,110,515    $  4,111,795
  Depreciation expense .......................................        655,938         775,461
  Deferred income taxes ......................................             --       2,590,000
  Income taxes receivable ....................................             --         662,241
  Noncash charges (credits) ..................................       (950,070)        100,068
  Loss on disposal of fixed asset ............................        115,821              --
  Amortization of intangibles and other assets ...............        194,139         407,978
  Minority interest ..........................................         44,992              --
  Changes in assets and liabilities:
     Accounts receivable, net ................................      1,000,637      (2,024,384)
     Other assets ............................................       (419,949)        143,989
     Deferred charges ........................................     (1,163,391)        (81,065)
     Accounts payable, accrued expenses, and other liabilities     (8,278,342)      6,566,688
     Deferred revenue ........................................        223,940         413,727
                                                                 ------------    ------------
        Net cash (used in) provided by operating activities ..     (6,465,770)     13,666,498
                                                                 ------------    ------------

Cash flows from investing activities:
  Capital expenditures .......................................       (632,367)       (117,868)
  Deposits, restricted cash and other ........................        600,000              --
  Purchase of intangible assets ..............................       (300,000)             --
  Business acquisitions and related payments .................     (9,961,603)     (1,056,000)
                                                                 ------------    ------------
        Net cash used in investing activities ................    (10,293,970)     (1,173,868)
                                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds received from exercise of stock options ...........         33,469         138,570
  Borrowings (repayments) under line of credit, net ..........      8,000,000      (4,000,000)
                                                                 ------------    ------------
        Net cash provided by (used in) financing activities ..      8,033,469      (3,861,430)
                                                                 ------------    ------------

Net (decrease) increase in cash and cash equivalents .........     (8,726,271)      8,631,200

Cash and cash equivalents at the beginning
  of period ..................................................     33,009,143      17,531,051
                                                                 ------------    ------------
Cash and cash equivalents at the end of period ...............   $ 24,282,872    $ 26,162,251
                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements
                                       3

                               HEALTHEXTRAS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
--   ---------------------

         The accompanying consolidated financial statements have been prepared by HealthExtras, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS
--   --------------------------------

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

     FIN NO. 45

         In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others", which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of June 30, 2003, there is no impact on the Company's financial statements as a result of the issuance of FIN No. 45.

3.   STOCK-BASED COMPENSATION
--   ------------------------

         At June 30, 2003, the Company has stock-based compensation plans for employees and directors. Stock-based compensation is accounted for using the intrinsic-value-based method in accordance with the Accounting Principles Board Opinion ("APB") 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation expense is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on issue date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:



                                                           Three months ended            Six months ended
                                                                 June 30,                    June 30,
                                                            2002          2003          2002          2003
                                                        -----------   -----------   -----------    -----------
Net income, as reported ..............................  $ 1,526,807   $ 2,237,739   $ 2,110,515    $ 4,111,795
Deduct:  Total stock-based employee compensation
   expense determined under fair value method for
   all awards (net of related tax effect for the three
   and six month periods ended June 30, 2003 of
   $388,640 and $763,248, respectively) ..............      830,998       615,116     1,347,135      1,213,055
                                                         ----------   -----------   -----------   ------------
Pro forma net income .................................   $  695,809   $ 1,622,623   $   763,380   $  2,898,740
                                                         ==========   ===========   ===========   ============
Earnings per share:
   Basic - as reported ...............................   $     0.05   $      0.07   $      0.07   $       0.13
   Basic - pro forma .................................   $     0.02   $      0.05   $      0.02   $       0.09


         The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2002 and 2003:



                                  Three months ended              Six months ended
                                       June 30,                        June 30,
                               2002            2003            2002              2003
                            ----------    --------------    ------------    --------------
Expected term .........     5 years         5 years            5 years          5 years
Volatility factor .....       87%        83.26 - 83.67%         87%          83.26 - 87.31%
Risk free interest rate    4.41-5.11%      2.28 - 3.01%     4.41 - 5.11%      2.28 - 3.19%
Dividend yield ........        --            --                  --                --
Fair value ............      $3.17         $4.34               $3.06              $3.61


4.   BUSINESS COMBINATIONS
--   ---------------------

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

     ACQUISITION OF PNNC

         On December 1, 2002, the Company acquired 100% of the common stock of Pharmacy Network National Corporation ("PNNC"). Total consideration for PNNC stock was $20.2 million. Total acquisition cost included transaction costs of approximately $1.4 million. Funding for the $21.6 million cash transaction was derived from the Company's working capital and borrowings under the credit facility. The acquisition resulted in goodwill of approximately $10.6 million and intangible assets of $8.0 million.

         The following table sets forth certain unaudited proforma financial data assuming that the acquisition of 100% of Catalyst and PNNC had each been completed as of January 1, 2002, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.


                                   Three months ended         Six months ended
                                         June 30,                  June 30,
                                  ---------------------   -----------------------
                                    2002          2003       2002         2003
                                  ---------     -------   ----------   ----------
                                  (proforma)   (actual)   (proforma)   (actual)
Revenue .......................   $ 85,675     $ 94,115   $  169,605   $  185,850
Net income ....................   $  2,027     $  2,238   $    3,584   $    4,112
Net income per share basic ....   $   0.06     $   0.07   $     0.11   $     0.13
Net income per share diluted ..   $   0.06     $   0.07   $     0.11   $     0.13
Weighted average shares basic .     32,291       32,403       32,264       32,370
Weighted average shares diluted     32,501       33,280       32,384       32,783


         The proforma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of Catalyst and PNNC at January 1, 2002, nor are these results indicative of future operating results.

5.   GOODWILL
--   --------

         The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. The Company completed its initial adoption impairment testing of goodwill and concluded that no impairment of goodwill exists. The Company performed a similar test as of December 31, 2002, and concluded that no impairment of goodwill exists. In the first quarter of 2003, the Company increased goodwill by $128,000 due to additional acquisition costs incurred related to the PNNC acquisition. There have been no impairments or write-downs to goodwill in the three and six month periods ended June 30, 2003.

6.   INTANGIBLE ASSETS
--   -----------------

         As of June 30, 2003, intangible assets consisted of the following:

                                                                Amortization Period
              Catalyst customer contracts   $    5,700,000             20 years
              PNNC customer contracts            8,000,000             20 years
              Other PBM contracts                  945,200             5 - 10 years
                                            --------------

              Total intangible assets           14,645,200
              Accumulated amortization            (867,427)
                                            --------------
                  Total                     $   13,777,773
                                            ==============


         Catalyst and PNNC customer contracts represent the estimated fair value of customer contracts held by Catalyst and PNNC at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations, performed by an independent consulting firm.

         The estimated aggregate amortization expense of intangible assets through 2007 is as follows:

         2003     $    816,000
         2004          816,000
         2005          816,000
         2006          816,000
         2007          776,000
                  ------------
         Total    $  4,040,000
                  ============

         Amortization expense for the three month periods ended June 30, 2003 and 2002 was approximately $204,000 and $85,000 respectively. Amortization expense for the six month periods ended June 30, 2003 and 2002 was approximately $408,000 and $151,000, respectively.

7.   CREDIT FACILITY
--   ---------------

         In December 2002, the Company arranged an $18.0 million revolving credit facility the term of which was extended through May 2005. Borrowings on the credit facility are collateralized by substantially all of the Company's trade receivables. The credit facility contains affirmative and negative covenants related to indebtedness, other liabilities and consolidated net worth. The facility bears interest at LIBOR plus 2.75%. The effective rate at June 30, 2003, was 3.79%. Interest is payable in arrears on the fifth day of each month. The outstanding balance on the credit facility at June 30, 2003 was $14.0 million. All principal and accrued interest is due to the bank on May 31, 2005. Interest expense related to notes payable for the three and six month periods ended June 30, 2003 were approximately $161,000 and $345,000, respectively. Subsequent to June 30, 2003, an additional $2.0 million was paid on the credit facility. The outstanding balance on the credit facility on the date of filing is $12.0 million.

8.   SEGMENT REPORTING
--   -----------------

         The Company operates in two business segments, pharmacy benefit management ("PBM") and supplemental benefits. The following table represents financial data by segment for the three and six month periods ended June 30, 2003, and June 30, 2002.

         For the three months ended June 30, 2003:


                                              Supplemental
                                 PBM           Benefits       Total
                             ------------   -------------  ------------

Revenue ..................   $ 80,526,505   $ 13,588,275   $ 94,114,780

Segment operating expenses     77,810,698     11,028,509     88,839,207

Segment operating income .      2,715,807      2,559,766      5,275,573

Total assets .............    109,037,379     17,367,605    126,404,984

Accounts receivable ......     39,635,462        188,700     39,824,162

Accounts payable .........     40,638,873        304,566     40,943,439


         Operating expenses of the segments exclude $1.5 million in corporate overhead that was not allocated by management in assessing segment performance for the three month period ended June 30, 2003.

         For the three months ended June 30, 2002:


                                           Supplemental
                                 PBM           Benefits         Total
                             ------------   -------------    ------------
Revenue ..................   $ 37,572,648   $  17,676,031    $ 55,248,679

Segment operating expenses     36,127,666      16,665,613      52,793,279

Segment operating income .      1,444,982       1,010,418       2,455,400

Total assets .............     75,019,542       9,647,902      84,667,444

Accounts receivable ......     19,745,173       1,665,158      21,410,331

Accounts payable .........     16,739,209         165,610      16,904,819

         Operating expenses of the segments exclude $869,000 in corporate overhead that was not allocated by management in assessing segment performance for the three month period ended June 30, 2002.

         For the six months ended June 30, 2003:


                                             Supplemental
                                 PBM            Benefits       Total
                             ------------    -------------  ------------

Revenue ..................   $158,944,636    $ 26,905,005   $ 185,849,641

Segment operating expenses    153,744,728      22,179,716     175,924,444

Segment operating income .      5,199,908       4,725,289       9,925,197


         Operating expenses of the segments exclude $3.0 million in corporate overhead that was not allocated by management in assessing segment performance for the six month period ended June 30, 2003.


     For the six months ended June 30, 2002:


                                             Supplemental
                                 PBM            Benefits        Total
                             ------------    -------------  -------------

Revenue ..................   $ 72,085,598    $ 37,815,336   $ 109,900,934

Segment operating expenses     70,163,292      35,787,632     105,950,924

Segment operating income .      1,922,306       2,027,704       3,950,010


         Operating expenses of the segments exclude $1.8 million in corporate overhead that was not allocated by management in assessing segment performance for the six month period ended June 30, 2002.

9.   PROVISION FOR INCOME TAXES
--   --------------------------

         In the three and six month periods ended June 30, 2003, the Company recorded a provision for income taxes of approximately $1.4 million and $2.6 million, respectively. The effective rate of the tax provision is 38.6%. For the three and six month periods ended June 30, 2002, the Company recorded no provision for income taxes, as the Company maintained a full valuation allowance against the Company's deferred tax assets due to the uncertainty as to their ultimate realization.

10.  NET INCOME PER SHARE
---  --------------------

         Basic net income per share is based on the weighted average number of shares outstanding during the period. Diluted income per share is computed based on the weighted average number of shares and dilutive common stock equivalent shares outstanding during the period.

         For the three month period ended June 30, 2003, the dilutive effect (877,000 shares determined using the treasury stock method) of stock options to purchase 4.7 million shares of common stock was included in the computation of diluted earnings per common share because the option exercise price was less than the average market price of the common shares during the three month period. The dilutive effect of 2.2 million outstanding common stock options and warrants for the period ended June 30, 2003 has been excluded from the computation of diluted net income per share as the effect would be antidilutive.

         For the six month period ended June 30, 2003, the dilutive effect (413,000 shares determined using the treasury stock method) of stock options to purchase 2.5 million shares of common stock was included in the computation of diluted earnings per common share because the option exercise price was less than the average market price of the common shares during the six month period. The dilutive effect of 4.3 million outstanding common stock options and warrants for the six month period ended June 30, 2003, has been excluded from the computation of diluted net income per share as the effect would be antidilutive.

         For the three month period ended June 30, 2002, the dilutive effect (210,000 shares determined using the treasury stock method) of stock options to purchase 671,000 shares of common stock was included in the computation of diluted earnings per common share because the option exercise price was less than the average market price of the common shares during the three month period. The dilutive effect of 3.9 million outstanding common stock options and warrants from the period ended June 30, 2002, has been excluded from the computation of diluted net income per share as the effect would be antidilutive.

         For the six month period ended June 30, 2002, the dilutive effect (209,000 shares determined using the treasury stock method) of stock options to purchase 601,000 shares of common stock was included in the computation of diluted earnings per common shares because the option exercise prices were less than the average market price of the common shares during the six month period. The dilutive effect of 3.9 million outstanding common stock options and warrants for the six month period ended June 30, 2002, has been excluded from the computation of diluted net income per share as the effect would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   ---------------------------------------------------------------

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

OVERVIEW
--------

         HealthExtras is a provider of PBM services and supplemental benefits. The Company's clients include managed-care organizations, self-insured employers, third party administrators, as well as individual customers. The PBM segment now generates the significant majority of our revenues and is expected to be the primary source of growth and profit potential in the future. The acquisitions of Catalyst and PNNC have contributed significantly to the growth of our PBM business.

     PHARMACY BENEFIT MANAGEMENT

         We have established a nationwide network of over 53,000 retail pharmacies. In general, clients contract with us to access our negotiated retail pharmacy network rates, participate in certain rebate arrangements with manufacturers based on formulary design and benefit from the other care enhancement protocols in our system. Our primary PBM services consist of the automated online processing of prescription claims on behalf of our clients. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with accesses to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. On behalf of our clients, we electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, remit the amounts owed to the retail pharmacies pursuant to our negotiated rates and retain the difference, including claims processing fees.

         Pharmacy benefit claim payments from our clients are recorded as revenues and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we have an independent obligation to pay pharmacies for the drugs dispensed and accordingly, have assumed that risk independent of our clients. When the Company administers pharmacy reimbursement contracts and does not assume a credit risk, the Company records only its administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of manufacturer rebates due to clients is recorded as a reduction of revenue.

         Member co-payments are not recorded as revenue. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. Under our client contracts, we do not assume liability for member co-payments in retail pharmacy transactions. As such, we do not include member co-payments to retail pharmacies in revenue or operating expenses.

         Because the SEC is in the process of reviewing the topic of co-payments and whether co-payments should or should not be included as a component of revenues and operating expenses in PBM companies, we are providing certain supplemental information in the tables below. This information may also assist investors in comparing PBMs with differing accounting policies related to co-payments. If the SEC should ultimately decide that co-payments should be included in reported PBM revenues and operating expenses, it would result in an increase in reported PBM revenue and operating expenses for the second quarters of 2003 and 2002 of approximately $33.6 million and $15.9 million, respectively, and in an increase in reported PBM revenue and operating expenses for the six month periods ended June 30, 2003 and 2002 of approximately $67.5 million and $30.6 million. Our consolidated statements of operations, which include operating and net income, and the consolidated balance sheets and statements of cash flows, would not be affected.

         The following tables illustrate the effects on the reported PBM revenue and operating expenses (see Note 8 to these Notes To Financial Statements) if the Company had included member co-payments:



                                       Three months ended              Six months ended
                                              June 30,                     June 30,
                                   ---------------------------   ---------------------------
                                        2002            2003          2002            2003
                                   ------------    -----------   ------------   ------------

Reported PBM revenue               $ 37,572,648   $ 80,526,505   $ 72,085,598   $158,944,636
Member co-payments .............     15,876,464     33,649,952     30,611,484     67,546,985
                                   ------------   ------------   ------------   ------------
  Total ........................   $ 53,449,112   $114,176,457   $102,697,082   $226,491,621
                                   ============   ============   ============   ============


                                      Three months ended              Six months ended
                                              June 30,                     June 30,
                                   ---------------------------   ---------------------------
Reported PBM
  operating expenses ...........   $ 36,127,666   $ 77,810,698   $ 70,163,292   $153,744,728
Member co-payments .............     15,876,464     33,649,952     30,611,484     67,546,985
                                   ------------   ------------   ------------   ------------
  Total ........................   $ 52,004,130   $111,460,650   $100,774,776   $221,291,713
                                   ============   ============   ============   ============


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

         Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by the Company without any related revenue. The Company believes that current enrollment trends will allow the minimum future commitments at June 30, 2003, to be fully utilized by current enrollment levels.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         REVENUE. Revenue from operations for the second quarter of 2003, was $94.1 million, consisting of $80.5 million in revenue associated with the PBM segment and $13.6 million in revenue attributable to the supplemental benefits segment. PBM segment revenue increased by $42.9 million, including $27.0 million from PNNC, while the supplemental benefits segment revenue decreased by $4.1 million. Revenue for the second quarter of 2002 was $55.2 million, consisting of approximately $37.5 million and $17.7 million attributable to the PBM and the supplemental benefits segments, respectively.

         DIRECT EXPENSES. Direct expenses for the three months ended June 30, 2003 were $83.9 million consisting of $73.8 million in direct expenses associated with the PBM segment and $10.1 million in direct expenses attributable to supplemental benefits segment. PBM segment direct expenses increased by $39.0 million, including $24.8 million from PNNC, while the supplemental benefits segment direct expenses increased by approximately $300,000. Direct expenses for the second quarter of 2002 were $44.7 million consisting of approximately $34.9 million and $9.8 million attributable to the PBM and supplemental benefits segments, respectively. The direct expenses of $83.9 million and $44.7 million for the three month periods ended June 30, 2003, and June 30, 2002, represented 92.8% and 83.2% of operating expenses for the respective periods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three month period ended June 30, 2003 totaled $6.5 million or 7.2% of operating expenses, $4.0 million of which was related to the Company's PBM services segment, $970,000 of which was related to the management of the supplemental benefits segment, while the remaining $1.5 million related to corporate overhead. These expenses include approximately $454,000 for creative development, product endorsement and market research, $2.6 million in compensation and benefits, $923,000 in professional fees, insurance and taxes, $1.2 million in other expenses, $445,000 in facility costs, $285,000 in travel expenses and $584,000 in depreciation and amortization. The Company has no direct marketing expense in the second quarter of 2003, as direct marketing expenses are now paid by the distributor.

         Selling, general and administrative expenses for the three month period ended June 30, 2002 were approximately $9.0 million or 16.8% of total operating expenses, $1.2 million of which was related to the Company's PBM services segment, $6.9 million of which related to the management of the supplemental benefits segment, while the remaining $869,000 related to corporate overhead. These expenses included approximately $1.1 million for creative development, product endorsements and market research, $4.3 million in direct marketing, $1.7 million in compensation and benefits, $849,000 in professional fees, insurance and taxes, $376,000 in facility costs, $196,000 in travel expenses, and $426,000 in depreciation and amortization.

         INTEREST EXPENSE, NET. Interest expense, net for the second quarter 2003, was approximately $114,000, compared to approximately $59,700 of interest expense net for the three month period ended June 30, 2002. This was principally due to increased borrowings under the line of credit in the fourth quarter 2002. Interest expense on borrowings for the second quarter of 2003 was approximately $161,000.

         PROVISION FOR INCOME TAXES. Through the third quarter of 2002, the Company maintained a full valuation allowance against the Company's deferred tax assets due to the uncertainty as to their ultimate realization. Due to the recording of the full valuation allowance, no provision for income taxes was recorded in the second quarter of 2002. As the Company released its valuation allowance in the fourth quarter of 2002, the Company, using an effective tax rate of 38.6%, recorded a provision for income taxes of $1.4 million in the second quarter of 2003. See Note 9 to these Notes To Financial Statements for further information.

         NET INCOME. Net income for the three month period ended June 30, 2003 was $2.2 million compared to $1.5 million for the three month period ended June 30, 2002. The $2.2 net income for the second quarter of 2003 included a $1.4 million provision for income taxes as discussed above. As a percentage revenue, pre-tax net income increased from 2.8% to 3.9%.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         REVENUE. Revenue from operations for the six months ended June 30, 2003 was $185.8 million, consisting of $158.9 million in revenue associated with the PBM segment and $26.9 million in revenue attributable to the supplemental benefits segment. PBM segment revenue increased by $86.8 million, including $53.1 million from PNNC, while the supplemental benefits segment revenue decreased by $10.9 million. Revenue for the first six months of 2002 was $109.9 million consisting of approximately $72.1 million and $37.8 million attributable to the PBM and the supplemental benefits segments, respectively.

         DIRECT EXPENSES. Direct expenses for the six months ended June 30, 2003 were $166.3 million, consisting of $146.1 million in direct expenses associated with the PBM segment and $20.2 million in direct expenses attributable to supplemental benefits segment. PBM segment direct expenses increased by $79.0 million, including $49.4 million from PNNC, while the supplemental benefits segment direct expenses decreased by $2.0 million. Direct expenses for the first six months of 2002 were $89.3 million consisting of approximately $67.1 million and $22.2 million attributable to the PBM and supplemental benefits segments, respectively. The direct expenses of $166.3 million and $89.3 million for the six month periods ended June 30, 2003, and June 30, 2002, represented 93.0% and 82.9% of operating expenses for the respective periods.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the six month period ended June 30, 2003, totaled $12.6 million or 7.0% of operating expenses, $7.6 million of which was related to the Company's PBM services segment, $2.0 million of which was related to the management of the supplemental benefits segment, while the remaining $3.0 million related to corporate overhead. These expenses include approximately $893,000 for creative development, product endorsement and market research, $5.2 million in compensation and benefits, $1.7 million in professional fees, insurance and taxes, $2.2 million in other expenses, $850,000 in facility costs, $545,000 in travel expenses and $1.2 million in depreciation and amortization. The Company has no direct marketing expense in the second quarter of 2003, as direct marketing expenses are now paid by the distributor.

         Selling, general and administrative expenses for the six month period ended June 30, 2002 were approximately $18.4 million or 17.1% of total operating expenses, $3.1 million of which was related to the Company's PBM services segment, $13.5 million of which related to the management of the supplemental benefits segment, while the remaining $1.8 related to corporate overhead. These expenses included approximately $2.5 million for creative development, product endorsements and market research, $8.4 million in direct marketing, $3.8 million in compensation and benefits, $1.8 million in professional fees, insurance and taxes, $757,000 in facility costs, $319,000 in travel expenses, and $850,000 in depreciation and amortization.

         INTEREST EXPENSE, NET. Interest expense, net for the six month period ended June 30, 2003 was approximately $263,000, compared to approximately $3,600 of interest expense, net for the six month period ended June 30, 2002. This was principally due to increased borrowings under the line of credit in the fourth quarter 2002. Interest expense on borrowings for the six month period ended June 30, 2003 was approximately $345,000.

         PROVISION FOR INCOME TAXES. Through the third quarter of 2002, the Company maintained a full valuation allowance against the Company's deferred tax assets due to the uncertainty as to their ultimate realization. Due to the recording of the full valuation allowance, no provision for income taxes was recorded for six months ended June 30, 2002. As the Company released its valuation allowance in the fourth quarter of 2002, the Company, using an effective tax rate of 38.6%, recorded a provision for income taxes of $2.6 million in the first six months of 2003. See Note 9 to these Notes to Financial Statements for further information.

         MINORITY INTEREST. There was no minority interest charge for the six month period ended June 30, 2003, while the Company recorded a minority interest charge of approximately $45,000 for the six month period ended June 30, 2002. The $45,000 change represents the net income attributable to the 20% minority interest holder of Catalyst for the months of January and February 2002, as the Company purchased the remaining minority interest on March 1, 2002.

         NET INCOME. Net income for the six month period ended June 30, 2003, was $4.1 million compared to $2.1 million for the six month period ended June 30, 2002. The $4.1 net income for the six months ended June 30, 2003 included a $2.6 million provision for income taxes as discussed above. As a percentage revenue, pre-tax net income increased from 1.9% to 3.6%.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash and cash equivalents at June 30, 2003, totaled $26.2 million compared to $24.3 million at June 30, 2002. During the six month period ended June 30, 2003, the Company generated $13.7 million in cash from operating activities, paid approximately $118,000 in cash for capital expenditures, repaid approximately $1.1 million in cash to satisfy the Catalyst acquisition promissory note and repaid $4.0 million in cash on the revolving credit facility.

         NET CASH PROVIDED BY OPERATING ACTIVITIES. The Company's overall operating activities generated $13.7 million of net cash from operations during the first six months of 2003, a $20.1 million increase from the $6.5 million of net cash utilized in the six month period ended June 30, 2002. The increase is primarily due to a $4.6 million increase in income before income taxes and the timing of payments to vendors included in accounts payable, offset somewhat by the timing of payments from clients included in accounts receivable

         NET CASH USED IN INVESTING ACTIVITIES. Net Cash used in investing activities for the six months ended June 30, 2003, was $1.2 million compared to $10.3 million for the six months ended June 30, 2002. The decrease is due to a reduction in capital expenditures and repayments due on the promissory note regarding the Catalyst acquisition in 2002. As of March 1, 2003, the promissory note on the Catalyst acquisition was satisfied.

         NET CASH FROM FINANCING ACTIVITIES. Net Cash used in financing activities for the first six months of 2003 was $3.9 million compared to cash provided by financing activities of $8.0 million in the first six months of 2002. In 2003, the Company made payments totaling $4.0 million on the Company's outstanding revolving credit facility; while in 2002, the Company arranged for a line of credit with a financial institution, of which $8.0 million was outstanding at June 30, 2003.

         The Company anticipates continuing to generate positive operating cash flow, which combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------   ----------------------------------------------------------
         (Included in Management's Discussion and Analysis of Financial
          Condition and Results of Operations)

ITEM 4.  CONTROLS AND PROCEDURES
-------  -----------------------

         GENERAL STATEMENT OF RESPONSIBILITY. The management of the Company is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include certain amounts that represent management's best estimates and judgments. Actual amounts could differ from those estimates. Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, and segregation of duties.. While no system can ensure elimination of all errors and irregularities, the Company's systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal controls and that the costs of such systems should not exceed their benefits.

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of June 30, 2003, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no change in the Company's internal control over financial reporting during the second quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
------   -----------------

         In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

ITEM 2   CHANGES IN SECURITIES
------   ---------------------

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-------  -------------------------------

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION
-------  -----------------

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

1. The following exhibits are filed as part of this report unless noted otherwise:


     Exhibit No.                                   Description
     --------------------------------------------------------------------------

          3.1(a)    Certificate of Incorporation of HealthExtras, Inc( 1) 3.1(b)
                    Form of Amended and Restated Certificate of Incorporation
                    (1)
         3.2        Bylaws of HealthExtras, Inc. (1)
         4.1        Specimen Stock Certificate of HealthExtras, Inc. ( 1)
         4.2        Form of Stockholders' Agreement (1)
        11.1        Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)
        31.0        Certifications pursuant to Rule 13a-14(a)/15d-14(a)
        32.0        Certifications pursuant to 18 U.S.C. Section 1350, as Added
                    By  Section 906 of the Sarbanes Oxley Act of 2002.

--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999. .

2.   Reports on Form 8-K

         On April 30, 2003 the Company furnished a Current Report on Form 8-K announcing the Company's financial results for the quarter ended March 31, 2003.

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               HealthExtras, Inc.




Date:  August 14, 2003          By:  /s/ David T. Blair
                                     -------------------------------
                                     David T. Blair
                                     Chief Executive Officer and Director


Date:  August 14, 2003         By:  /s/ Michael P. Donovan
                                    -------------------------------
                                    Michael P. Donovan
                                    Chief Financial Officer and
                                    Chief Accounting Officer