Form 10-Q
period 2003-09-30
HEALTHEXTRAS INC
filed 2003-11-14
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-31014

HEALTHEXTRAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2181356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2273 Research Boulevard, 2nd Floor, Rockville, Maryland 20850

(Address of principal executive offices, zip code)

(301) 548-2900

(Registrant’s phone number, including area code)

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes  ☒    No  ☐

As of November 12, 2003 there were 32,549,615 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

Third Quarter 2003 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2002	September 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$17,531	$28,240
Accounts receivable, net	37,800	44,935
Income tax receivable	2,774	—
Deferred income taxes	1,286	1,286
Deferred charges	1,888	1,846
Other current assets	1,282	1,049

Total current assets	62,561	77,356

Fixed assets, net	4,056	3,124
Deferred income taxes	3,759	—
Intangible assets, net	14,186	13,574
Goodwill	33,538	33,666
Other assets	1,902	1,807

Total assets	$120,002	$129,527

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,452	$43,401
Note payable	1,056	—
Accrued expenses and other current liabilities	2,156	2,840
Deferred revenue	4,813	4,066

Total current liabilities	42,477	50,307

Deferred income taxes	—	125
Note payable	18,000	12,000

Total liabilities	60,477	62,432

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 32,295,120 and 32,520,115 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	323	325
Additional paid-in capital	70,460	71,097
Accumulated deficit	(11,243)	(4,327)
Deferred compensation	(15)	—

Total stockholders’ equity	59,525	67,095

Total liabilities and stockholders’ equity	$120,002	$129,527

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2002	2003	2002	2003
Revenue	$63,907	$95,003	$173,808	$280,853

Direct expenses	54,757	83,909	144,074	250,232
Selling, general and administrative expenses	7,610	6,428	26,035	18,990

Total operating expenses	62,367	90,337	170,109	269,222

Operating income	1,540	4,666	3,699	11,631

Interest expense, net	23	98	26	362

Income before income taxes and minority interest	1,517	4,568	3,673	11,269

Minority interest	—	—	45	—

Income before income taxes	1,517	4,568	3,628	11,269

Provision for income taxes	—	1,763	—	4,353

Net income	$1,517	$2,805	$3,628	$6,916

Earnings per share, basic	$0.05	$0.09	$0.11	$0.21
Earnings per share, diluted	$0.05	$0.08	$0.11	$0.21
Weighted average shares of common stock outstanding, basic	32,291	32,466	32,204	32,402
Weighted average shares of common stock outstanding, diluted	32,495	35,034	32,496	33,622

The accompanying notes are an integral part of these financial statements.

HEALTHEXTRAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2002	2003
Cash flows from operating activities:
Net income	$3,628	$6,916
Depreciation expense	945	1,156
Income tax provision	—	4,353
Income tax refunds, net	—	2,445
Noncash charges (credits)	(921)	143
Loss on disposal of fixed assets	116	—
Amortization of intangibles and other assets	328	612
Minority interest	45	—
Changes in assets and liabilities:
Accounts receivable, net	(3,667)	(7,135)
Other assets	(421)	327
Deferred charges	(450)	42
Accounts payable, accrued expenses, and other liabilities	(4,053)	9,493
Deferred revenue	(607)	(747)

Net cash (used in) provided by operating activities	(5,057)	17,605

Cash flows from investing activities:
Capital expenditures	(1,194)	(223)
Deposits, restricted cash and other	600	—
Purchase of intangible assets	(450)	—
Business acquisitions and related payments	(12,273)	(1,056)

Net cash used in investing activities	(13,317)	(1,279)

Cash flows from financing activities:
Proceeds received from exercise of stock options	33	383
Borrowings (repayments) under line of credit, net	8,000	(6,000)

Net cash provided by (used in) financing activities	8,033	(5,617)

Net (decrease) increase in cash and cash equivalents	(10,341)	10,709
Cash and cash equivalents at the beginning of period	33,009	17,531

Cash and cash equivalents at the end of period	$22,668	$28,240

The accompanying notes are an integral part of these financial statements.

HEALTHEXTRAS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the result that may be expected for the year ending December 31, 2003. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 31, 2003. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	Recent Accounting Pronouncements

SFAS No. 148

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The application of the transition provisions of SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company has included the proper disclosures in Note 3 of these Notes To Financial Statements.

FIN No. 45

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of September 30, 2003, there is no impact on the Company’s financial statements as a result of the issuance of FIN No. 45.

3.	Stock-Based Compensation

At September 30, 2003, the Company has stock-based compensation plans for employees and directors. Stock-based compensation is accounted for using the intrinsic-value-based method in accordance with the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Stock-based compensation is reflected in net income for those options granted under these plans that had an exercise price less than the market value of the underlying common stock on the issue date of the grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation. Amounts are in thousands, except per share data.

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income, as reported	$1,517	$2,805	$3,628	$6,916
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards (net of related tax effect for the three and nine month periods ended September 30, 2003 of $403 and $1,173, respectively)	922	642	2,269	1,855

Pro forma net income	$595	$2,163	$1,359	$5,061

Earnings per share:
Basic - as reported	$0.05	$0.09	$0.11	$0.21
Basic - pro forma	$0.02	$0.07	$0.04	$0.16
Diluted - as reported	$0.05	$0.08	$0.11	$0.21
Diluted - pro forma	$0.02	$0.06	$0.04	$0.15

The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2002 and 2003:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Expected term	5 years	5 years	5 years	5 years
Volatility factor	87.0%	82.3%	87.0%	82.3 - 87.3%
Risk free interest rate	3.3 - 3.34%	3.33%	3.3 - 5.11%	2.28 - 3.33%
Dividend yield	—	—	—	—
Fair value	$2.51	$5.93	$3.01	$4.31

4.	Business Combinations

Acquisition of Catalyst

During the first quarter of 2002, the Company purchased the outstanding 20% minority interest in Catalyst Rx and Catalyst Consultants (“Catalyst”) for 319,033 shares of the Company’s stock valued at $1.1 million and notes payable of $4.2 million. The stock was transferred to the seller on April 1, 2002, and $3.1 million was paid on the note in 2002, with the final installment of $1.1 million paid on March 1, 2003.

Acquisition of PNNC

On December 1, 2002, the Company acquired 100% of the common stock of Pharmacy Network National Corporation (“PNNC”). Total consideration for PNNC stock was $20.2 million. Total acquisition cost included transaction costs of approximately $1.4 million. Funding for the $21.6 million cash transaction was derived from the Company’s working capital and borrowings under the credit facility. The acquisition resulted in goodwill of approximately $10.6 million and intangible assets of $8.0 million.

The following table sets forth certain unaudited proforma financial data assuming that the acquisition of 100% of Catalyst and PNNC had each been completed as of January 1, 2002, after giving effect to purchase accounting adjustments (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
	(proforma)	(actual)	(proforma)	(actual)
Revenue	$92,094	$95,003	$261,699	$280,853
Net income	$2,408	$2,805	$5,992	$6,916
Net income per share, basic	$0.07	$0.09	$0.19	$0.21
Net income per share, diluted	$0.07	$0.08	$0.18	$0.21
Weighted average shares, basic	32,301	32,466	32,281	32,402
Weighted average shares, diluted	32,505	35,034	32,572	33,622

The proforma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of Catalyst and PNNC at January 1, 2002, nor are these results indicative of future operating results.

5.	Goodwill

The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. The Company completed its initial adoption impairment testing of goodwill and concluded that no impairment of goodwill exists. The Company performed a similar test as of December 31, 2002, and concluded that no impairment of goodwill exists. In the first quarter of 2003, the Company increased goodwill by $128,000 due to additional acquisition costs incurred related to the PNNC acquisition. There have been no impairments or write-downs to goodwill in the three and nine month periods ended September 30, 2003.

6.	Intangible assets

As of September 30, 2003, intangible assets consisted of the following (in thousands):

		Amortization Period
Catalyst customer contracts	$5,700	20 years
PNNC customer contracts	8,000	20 years
Other PBM contracts	945	5 - 10 years

Total intangible assets	14,645
Accumulated amortization	(1,071)

Total	$13,574

Catalyst and PNNC customer contracts represent the estimated fair value of customer contracts held by Catalyst and PNNC at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations, performed by an independent consulting firm.

The estimated aggregate amortization expense of intangible assets through 2007 is as follows (in thousands):

2003	$816
2004	816
2005	816
2006	816
2007	776

Total	$4,040

Amortization expense for the three month periods ended September 30, 2003 and 2002 was approximately $204,000 and $107,000, respectively. Amortization expense for the nine month periods ended September 30, 2003 and 2002 was approximately $612,000 and $276,000, respectively.

7.	Credit Facility

In December 2002, the Company arranged an $18.0 million revolving credit facility with a commercial bank; the term of which was extended through May 2005 in June 2003. Borrowings on the credit facility were collateralized by substantially all of the Company’s trade receivables. The credit facility contains affirmative and negative covenants related to indebtedness, other liabilities and consolidated net worth. The facility bears interest at LIBOR plus 2.75%. The effective rate at September 30, 2003, was 3.87%. Interest is payable in arrears on the fifth day of each month. The outstanding balance on the credit facility at September 30, 2003 was $12.0 million. All principal and accrued interest is due on May 31, 2005. Interest expense related to notes payable for the three and nine-month periods ended September 30, 2003 were approximately $123,000 and $468,000, respectively.

8.	Segment Reporting

The Company operates in two business segments, pharmacy benefit management (“PBM”) and supplemental benefits. The following tables represent financial data by segment for the three and nine-month periods ended September 30, 2003, and September 30, 2002.

For the three months ended September 30, 2003 (amounts in thousands):

	PBM	Supplemental Benefits	Total
Revenue	$81,755	$13,248	$95,003
Segment operating expenses	78,105	10,701	88,806
Segment operating income	3,650	2,547	6,197
Total assets	114,243	15,284	129,527
Accounts receivable, net	44,662	273	44,935
Accounts payable	42,333	1,068	43,401

Operating expenses of the segments exclude $1.5 million in corporate overhead that was not allocated by management in assessing segment performance for the three month period ended September 30, 2003.

For the three months ended September 30, 2002 (amounts in thousands):

	PBM	Supplemental Benefits	Total
Revenue	$48,837	$15,070	$63,907
Segment operating expenses	46,391	15,060	61,451
Segment operating income	2,446	10	2,456
Total assets	78,986	8,311	87,297
Accounts receivable, net	24,206	1,872	26,078
Accounts payable	21,676	531	22,207

Operating expenses of the segments exclude $915,000 in corporate overhead that was not allocated by management in assessing segment performance for the three month period ended September 30, 2002.

For the nine months ended September 30, 2003 (amounts in thousands):

	PBM	Supplemental Benefits	Total
Revenue	$240,699	$40,154	$280,853
Segment operating expenses	231,849	32,881	264,730
Segment operating income	8,850	7,273	16,123

Operating expenses of the segments exclude $4.5 million in corporate overhead that was not allocated by management in assessing segment performance for the nine-month period ended September 30, 2002.

For the nine months ended September 30, 2002 (amounts in thousands):

	PBM	Supplemental Benefits	Total
Revenue	$120,922	$52,886	$173,808
Segment operating expenses	116,534	50,848	167,382
Segment operating income	4,388	2,038	6,426

Operating expenses of the segments exclude $2.7 million in corporate overhead that was not allocated by management in assessing segment performance for the nine month period ended September 30, 2003.

9.	Provision for income taxes

In the three and nine month periods ended September 30, 2003, the Company recorded a provision for income taxes of approximately $1.8 million and $4.4 million, respectively. The effective rate of the tax provision is 38.6%. For the three and nine month periods ended September 30, 2002, the Company recorded no provision for income taxes, as the Company maintained a full valuation allowance against the Company’s deferred tax assets due to the uncertainty as to their ultimate realization.

10.	Net income per share

Basic earnings per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect the potential dilution that could occur if options and warrants to issue common stock were exercised.

The following is a reconciliation of the number of shares used in the basic and diluted earnings per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Net income	$1,517	$2,805	$3,628	$6,916

Calculation of shares:
Weighted average common shares outstanding, basic	32,291	32,466	32,204	32,402
Dilutive effect of stock options and warrants	204	2,568	292	1,220

Weighted average common shares outstanding, diluted	32,495	35,034	32,496	33,622

Net income per common share, basic	$0.05	$0.09	$0.11	$0.21

Net income per common share, diluted	$0.05	$0.08	$0.11	$0.21

The following options were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares:

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Options and warrants to purchase shares of common stock (in thousands)	5,338	10	5,338	2,089

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the interim consolidated financial statements presented in Item 1. Certain statements contained herein may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

HealthExtras is a provider of PBM services and supplemental benefits. Our clients include managed-care organizations, self-insured employers, third party administrators, as well as individual customers. The PBM segment now generates the significant majority of our revenues and is expected to be the primary source of growth and profit potential in the future. The acquisitions of Catalyst and PNNC have contributed significantly to the growth of our PBM business.

PHARMACY BENEFIT MANAGEMENT

We have established a nationwide network of over 53,000 retail pharmacies. In general, clients contract with us to access our negotiated retail pharmacy network rates, participate in certain arrangements with manufacturers based on formulary design and benefit from the other care enhancement protocols in our system. Our primary PBM services consist of the automated online processing of prescription claims on behalf of our clients. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates and retain the difference, including claims processing fees.

Pharmacy benefit claim payments from our clients are recorded as revenues, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we have an independent obligation to pay pharmacies for the drugs dispensed and accordingly, have assumed that risk independent of our clients. When we administer pharmacy reimbursement contracts and do not assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of manufacturer rebates due to clients is recorded as a reduction of revenue.

Member co-payments are not recorded as revenue. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. Under our client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or operating expenses.

Because we understand that the SEC is reviewing the accounting treatment of co-payments by PBM companies, we are providing certain supplemental information in the tables below. This information may also assist investors in comparing PBMs with differing accounting policies related to co-payments. If the SEC should ultimately decide that co-payments should be included in reported PBM revenues and operating expenses, it would result in an increase in reported PBM revenue and operating expenses for the third quarters of 2003 and 2002 of approximately $35.2 million and $17.8 million, respectively, and in an increase in reported PBM revenue and operating expenses for the nine month periods ended September 30, 2003 and 2002 of approximately $102.8 million and $51.4 million. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected.

The following tables illustrate the effects on the reported PBM revenue and operating expenses (see Note 8 to these Notes To Financial Statements) if the Company had included member co-payments (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Reported PBM revenue	$48,837	$81,755	$120,922	$240,699
Member co-payments	17,808	35,238	51,420	102,785

Total	$66,645	$116,993	$172,342	$343,484

	Three months ended September 30,		Nine months ended September 30,
	2002	2003	2002	2003
Reported PBM operating expenses	$46,391	$77,092	$116,534	$230,837
Member co-payments	17,808	35,238	51,420	102,785

Total	$64,199	$112,330	$167,954	$333,622

SUPPLEMENTAL BENEFITS PROGRAMS

Our supplemental benefits segment generates revenue from the sale of membership programs which provide insurance and other benefits. The Company has distribution agreements with many of the nation’s largest financial institutions (the “distributors”), along with leading affinity groups and associations. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote these benefits programs.

Revenue is generated by payments for program benefits and payments from certain distributors. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable fee collected from a member or paid by the distributor for the specific membership program. The program revenue recognized by HealthExtras includes the cost of the membership benefits supplied by others, including the insurance components. Payments from the distributors related to new member enrollments were recorded as revenue to the extent of the related direct expenses through September 30, 2002. These payments by distributors were discontinued at that time under restructured marketing agreements.

Direct expenses consist principally of the cost of benefits provided to program members, distributors’ compensation, and transaction processing fees. Direct expenses are a function of the level of membership during the period and the specific set of program features selected by members. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by us without any related revenue. We believes that current enrollment trends will allow the minimum future commitments at September 30, 2003, to be fully utilized by current enrollment levels.

Results of Operations

Three Months Ended September 30, 2003, Compared to Three Months Ended September 30, 2002

Revenue. Revenue from operations for the third quarter of 2003 was $95.0 million, consisting of $81.8 million in revenue from the PBM segment and $13.2 million in revenue from the supplemental benefits segment. PBM segment revenue increased by $32.9 million, including $28.1 million from PNNC, while the supplemental benefits segment revenue decreased by $1.8 million. Revenue for the third quarter of 2002 was $63.9 million, consisting of approximately $48.8 million and $15.1 million attributable to the PBM and the supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended September 30, 2003 were $83.9 million consisting of $74.1 million in direct expenses from the PBM segment and $9.8 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $28.9 million, including $24.8 million from PNNC, while the supplemental benefits segment direct expenses increased by approximately $200,000. Direct expenses for the third quarter of 2002 were $54.8 million consisting of approximately $45.2 million and $9.6 million attributable to the PBM and supplemental benefits segments, respectively. The direct expenses of $83.9 million and $54.8 million for the three month periods ended September 30, 2003, and September 30, 2002, represented 92.9% and 87.8% of operating expenses for the respective periods.

Selling, General and Administrative. Selling, general and administrative expenses for the three month period ended September 30 2003, totaled $6.4 million or 7.1% of operating expenses, of which $3.0 million was related to the PBM services segment, $1.9 million of which was related to the supplemental benefits segment, while the remaining $1.5 million related to corporate overhead. These expenses include approximately $421,000 for creative development, product endorsement and market research, $2.7 million in compensation and benefits, $1.2 million in commissions, other professional services, insurance and taxes, $764,000 in other expenses, $475,000 in facility costs, $286,000 in travel expenses and $584,000 in depreciation and amortization. We had no direct marketing expense in the third quarter of 2003, as direct marketing expenses are now paid by the distributor.

Selling, general and administrative expenses for the three month period ended September 30, 2002 were approximately $7.6 million or 12.2% of total operating expenses, $1.2 million of which related to the PBM services segment, $5.5 million of which related to the supplemental benefits segment, while the remaining $915,000 related to corporate overhead. These expenses included approximately $848,000 million for creative development, product endorsements and market research, $2.7 million in direct marketing, $2.0 million in compensation and benefits, $450,000 in commissions, other professional services, insurance and taxes, $654,000 in other expenses, $366,000 in facility costs, $244,000 in travel expenses, and $396,000 in depreciation and amortization.

Interest Expense, Net. Interest expense, net for the third quarter 2003 was approximately $98,000, compared to approximately $23,000 of interest expense net for the three month period ended September 30, 2002. This was principally due to increased borrowings under the line of credit commencing in the fourth quarter 2002. Interest expense on borrowings for the third quarter of 2003 was approximately $123,000.

Provision For Income Taxes. Through the third quarter of 2002, we maintained a full valuation allowance against the deferred tax assets due to the uncertainty as to their ultimate realization. Due to the recording of the full valuation allowance, no provision for income taxes was recorded in the third quarter of 2002. As we released our valuation allowance in the fourth quarter of 2002, we used an effective tax rate of 38.6% to record a provision for income taxes of $1.8 million in the third quarter of 2003. See Note 9 to these Notes To Financial Statements for further information.

Net Income. Net income for the three month period ended September 30, 2003 was $2.8 million compared to $1.5 million for the three month period ended September 30, 2002. The $2.8 million net income for the third quarter of 2003 included a $1.8 million provision for income taxes as discussed above. As a percentage of revenue, pre-tax net income increased from 2.4% to 4.8%.

Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

Revenue. Revenue from operations for the nine months ended September 30, 2003 was $280.9 million, consisting of $240.7 million in revenue from the PBM segment and $40.2 million in revenue from the supplemental benefits segment. PBM segment revenue increased by $119.8 million, including $81.2 million from PNNC, while the supplemental benefits segment revenue decreased by $12.7 million. Revenue for the first nine months of 2002 was $173.8 million consisting of approximately $120.9 million and $52.9 million attributable to the PBM and the supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the nine months ended September 30, 2003 were $250.2 million, consisting of $220.3 million in direct expenses from the PBM segment and $29.9 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $108.1 million, including $74.2 million from PNNC, while the supplemental benefits segment direct expenses decreased by $1.9 million. Direct expenses for the first nine months of 2002 were $144.1 million consisting of approximately $112.2 million and $31.8 million attributable to the PBM and supplemental benefits segments, respectively. The direct expenses of $250.2 million and $144.1 million for the nine month periods ended September 30, 2003, and September 30, 2002, represented 92.9% and 84.7% of operating expenses for the respective periods.

Selling, General and Administrative. Selling, general and administrative expenses for the nine month period ended September 30, 2003, totaled $19.0 million or 7.1% of operating expenses, $10.5 million of which was related to the PBM services segment, $4.0 million of which was related to the management of the supplemental benefits segment, while the remaining $4.5 million related to corporate overhead. These expenses include approximately $1.3 million for creative development, product endorsement and market research, $7.9 million in compensation and benefits, $3.7 million in commissions, other professional services, insurance and taxes, $2.2 million in other expenses, $1.3 million in facility costs, $830,000 in travel expenses and $1.8 million in depreciation and amortization. We had no direct marketing expense in the third quarter of 2003, as direct marketing expenses are now paid by the distributor.

Selling, general and administrative expenses for the nine month period ended September 30, 2002 were approximately $26.0 million or 15.3% of total operating expenses, $4.2 million of which was related to the Company’s PBM services segment, $19.1 million of which related to the management of the supplemental benefits segment, while the remaining $2.7 related to corporate overhead. These expenses included approximately $3.2 million for creative development, product endorsements and market research, $11.1 million in direct marketing, $5.8 million in compensation and benefits, $1.1 million in commission, other professional fees, insurance and taxes, $2.0 million in other expenses, $1.0 million in facility costs, $596,000 in travel expenses, and $1.2 million in depreciation and amortization. .

Interest Expense, Net. Interest expense, net for the nine month period ended September 30, 2003 was approximately $362,000, compared to approximately $26,000 of interest expense, net for the nine month period ended September 30, 2002. This was principally due to increased borrowings under the line of credit commencing in the fourth quarter 2002. Interest expense on borrowings for the nine month period ended September 30, 2003 was approximately $468,000.

Provision For Income Taxes. Through the third quarter of 2002, we maintained a full valuation allowance against our deferred tax assets due to the uncertainty as to their ultimate realization. Due to the recording of the full valuation allowance, no provision for income taxes was recorded for nine months ended September 30, 2002. As we released our valuation allowance in the fourth quarter of 2002, we used an effective tax rate of 38.6%, to record a provision for income taxes of $4.4 million in the first nine months of 2003. See Note 9 to these Notes To Financial Statements for further information.

Minority Interest. There was no minority interest charge for the nine month period ended September 30, 2003, while we recorded a minority interest charge of approximately $45,000 for the nine month period ended September 30, 2002. The $45,000 charge represents the net income attributable to the 20% minority interest in Catalyst for the months of January and February 2002, as we purchased the remaining minority interest on March 1, 2002.

Net Income. Net income for the nine month period ended September 30, 2003, was $6.9 million compared to $3.6 million for the nine month period ended September 30, 2002. The $6.9 net income for the nine months ended September 30, 2003 included a $4.4 million provision for income taxes as discussed above. As a percentage of revenue, pre-tax net income increased from 2.1% to 4.0%.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2003, totaled $28.2 million compared to $22.7 million at September 30, 2002. During the nine month period ended September 30, 2003, we generated $17.6 million in cash from operating activities, paid approximately $223,000 in cash for capital expenditures, repaid approximately $1.1 million in cash to satisfy the Catalyst acquisition promissory note and repaid $6.0 million in cash on the revolving credit facility.

Net Cash (Used in) Provided By Operating Activities. Our overall operating activities generated $17.6 million of net cash from operations during the first nine months of 2003, a $22.6 million increase from the $5.0 million of net cash utilized in the nine month period ended September 30, 2002. The increase is primarily due to a $7.6 million increase in income before income taxes, an increase in the amounts due under rebate agreements, and the timing of payments to vendors included in accounts payable, offset somewhat by the timing of payments from clients included in accounts receivable.

Net Cash Used In Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2003, was $1.3 million compared to $13.3 million for the nine months ended September 30, 2002. The decrease is due to a reduction in capital expenditures and repayments due on the promissory note regarding the Catalyst acquisition in 2002. As of March 1, 2003, the promissory note on the Catalyst acquisition was satisfied.

Net Cash Provided by (Used In) Financing Activities. Net cash used in financing activities for the first nine months of 2003 was $5.6 million compared to cash provided by financing activities of $8.0 million in the first nine months of 2002. In 2003, we made payments totaling $6.0 million on our outstanding line of credit; while in the first nine months of 2002, we had net borrowings of $8.0 million.

We anticipate continuing to generate positive operating cash flow, which combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
(Included	in Management’s Discussion and Analysis of Financial Condition and Results of Operations)

ITEM 4.	Controls and Procedures

General Statement of Responsibility. The management of the Company is responsible for the preparation, integrity and objectivity of the Consolidated Financial Statements and the other information included in this report. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly include certain amounts that represent management’s best estimates and judgments. Actual amounts could differ from those estimates. Management maintains internal control systems to assist it in fulfilling its responsibility for financial reporting. These systems include business, accounting and reporting policies and procedures, selection of personnel, and segregation of duties. While no system can ensure elimination of all errors and irregularities, the Company’s systems, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal controls and that the costs of such systems should not exceed their benefits.

Evaluation of Disclosure Controls and Procedures. As of September 30, 2003, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no change in the Company’s internal control over financial reporting during the third quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

Item 2	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders for the Company was held on June 3, 2003. The following matters were submitted to a vote of the stockholders:

1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes.

	FOR	WITHHELD
Thomas L. Blair	28,853,676	1,437,484
Steven B. Epstein	30,120,226	170,934
Carey G. Jury	30,227,726	63,434
Dale B. Wolf	30,099,875	191,285

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
2. The approval of the 2003 Equity Incentive Plan	29,310,535	977,074	3,550	1

	FOR	AGAINST	ABSTAIN	BROKER NON-VOTES
3. The ratification of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 2003	30,234,590	54,870	1,700	—

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description

3.1(a)	Certificate of Incorporation of HealthExtras, Inc(1)

3.1(b)	Form of Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws of HealthExtras, Inc. (1)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (1)

4.2	Form of Stockholders’ Agreement (1)

11.1	Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes Oxley Act of 2002.

(1)	Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.

2.	Reports on Form 8-K

On July 30, 2003 the Company furnished a Current Report on Form 8-K announcing the Company’s financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HealthExtras, Inc.

Date: November 13, 2003	By:	/s/ David T. Blair
David T. Blair Chief Executive Officer and Director

Date: November 13, 2003	By:	/s/ Michael P. Donovan
Michael P. Donovan Chief Financial Officer and Chief Accounting Officer