Form 10-K
period 2003-12-31
HEALTHEXTRAS INC
filed 2004-03-15
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    Yes ☒     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $120,592,563 based on the closing price of $7.80 as quoted on the NASDAQ National Market as of June 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of stockholders to be held on June 1, 2004, a definitive copy of which will be filed within 120 days of December 31, 2003, is incorporated by reference in Part III of this Report on Form 10-K.

FORWARD LOOKING STATEMENTS

This Form 10-K, including the documents incorporated by reference, contains certain forward-looking statements, including without limitation, statements concerning HealthExtras, Inc.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on HealthExtras, Inc.’s current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K, including the documents incorporated by reference. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in HealthExtras, Inc.’s business or growth strategy or an inability to execute its strategy due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. HealthExtras, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect any future events or circumstances.

PART 1

THE COMPANY

ITEM 1.	BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2003. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” or “us,” or the “Company,” refer to HealthExtras, Inc.

OVERVIEW

The Company

HealthExtras, Inc. is a provider of pharmacy benefit management (“PBM”) services and supplemental benefit programs. Our PBM clients include managed-care organizations, self-insured employers and third-party administrators (“payors”) who contract with us to cost-effectively administer the prescription drug component of their overall health benefit plans. Individual customers are the major purchasers of our supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx,” generates the significant majority of our revenues and is expected to be the primary source of growth and profit potential in the future. The PBM segment accounted for approximately 86% of the Company’s revenues in 2003. Our acquisitions of International Pharmacy Management, Inc. (“IPM”) in 2000, Catalyst Rx and Catalyst Consultants (“Catalyst”) in 2001, and Pharmacy Network National Corporation (“PNNC”) in 2002 have contributed to the growth of our PBM business.

The Company was incorporated in Delaware in July 1999, as the successor to certain predecessor companies. Our principal executive offices are located at 2273 Research Boulevard, Rockville, Maryland 20850. Our telephone number is 301-548-2900.

Our Internet website is www.healthextras.com. We make available free of charge on or through the website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). This reference to the Company’s website is for the convenience of shareholders as required by the Securities and Exchange Commission and shall not be deemed to incorporate any information on the website into this Form 10-K or the Company’s other filings with the SEC.

PHARMACY BENEFIT MANAGEMENT

The Industry

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

According to 2003 survey data from national benefits consultants, employer sponsored pharmacy benefit costs increased between 14.2% and 16.9% annually in each of the four years ended in 2002. Current projections generally anticipate that increases for 2003 will have been in excess of 15%. In the context of overall employer-sponsored health care cost increases, pharmacy costs have been escalating at a rate approximately 50% higher than that of overall spending. The persistence of these trends has resulted in an increasing willingness on the part of payors to embrace plan design changes and other options to curb these levels of cost escalation.

The factors contributing to the increase in pharmacy spending include:

•	The introduction of new and expensive drug therapies and greater reliance on drug therapy by the physician community,
•	Increased “preventative prescribing” to manage high cholesterol levels and digestive disorders,
•	Efforts by drug manufacturers to increase market share and extend single-source brand use,
•	The introduction of improvements over existing therapies, which normally carry higher unit prices than existing formulations,
•	Increased patient demand and education as a result of direct-to-consumer advertising and other pharmaceutical marketing or promotional efforts,
•	An aging workforce,
•	Increased obesity among all age groups, and
•	Improved techniques and technology to detect and diagnose diseases.

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

Our Business Strategy

Our strategy is to capitalize on our competitive differentiation in addressing the challenges confronting payors. The increasing focus on pharmacy cost management should contribute to an attractive and dynamic market for cost effective pharmacy benefit programs such as ours. Catalyst Rx provides its clients the tools, information, and specialized expertise needed to offer the best drug therapy to their membership, while simultaneously working to lower the costs associated with a pharmacy benefit plan. We believe that growth will be driven by demonstrating the effectiveness of these programs as alternatives to the programs currently utilized by employer groups, managed-care organizations, and third party administrators.

While market share for PBM services in the U.S. is highly concentrated, with a small number of firms controlling over 70% of prescription volume and member lives, Catalyst Rx has demonstrated its ability to serve a broad range of clients from large managed-care organizations to employer groups with fewer than a thousand members.

Our PBM services involve managing member prescription drug utilization to ensure high-quality, cost-effective pharmaceutical care through a combination of managed-care principles, advanced data analysis and technologies, and the management of client specific cost control initiatives. Our PBM services include:

•	Benefit plan design and consultation
•	Formulary administration
•	Formulary compliance and therapeutic intervention programs
•	Retail pharmacy network contracting and administration
•	Advanced decision support and data analysis services
•	Flexible, customized reporting available via secure Internet connection
•	Contracted mail order pharmacy

•	Prescription benefits and discount card programs tailored for businesses with a high percentage of low-wage or part-time employees

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

We Intend to Increase our PBM Client Base by Targeting Certain Market Segments

Our analysis of the market opportunity by segment is as follows:

•	Large Employer Groups (Self-Insured): Representing over 12 million lives, employers in this segment are large enough to need a full-service PBM solution to manage their increasing prescription benefits costs, but are not Fortune 500-size companies that the largest PBMs typically serve. Catalyst Rx has a significant number of clients in this segment. By utilizing the information-based cost containment strategies described below, HealthExtras offers these clients favorable results as compared to larger PBMs, and a greater level of customer service.

•	Third-Party Administrators (TPAs): There are hundreds of TPAs in the U.S. which focus primarily on administering the health benefits of their clients. TPAs provided services to over 17 million employees, dependents, and retirees, paying over $17 billion in total health claims. As the TPA market continues to consolidate, and TPA clients increasingly seek out complete health benefits solutions from their TPA, we believe an increasing number of TPAs will be seeking a PBM partner to administer the prescription benefits of their clients.

•	Mid-Tier Managed-Care Organizations (MCOs): There are hundreds of MCOs which cover under 200,000 lives. These MCOs represent over 20 million lives and $8 billion in annual drug spending. MCOs of this size are increasingly dissatisfied with the level of service and results they are receiving from larger PBM companies that devote most of their attention to one-million-plus member MCOs. Catalyst Rx has demonstrated that it can provide these MCOs with a complete, full-service PBM that includes all of the features larger PBMs offer, with superior customer service, market specific retail networks and customized benefit plans.

•	State and Local Governments: Clients in this market segment often have fixed budgets for the prescription benefits that are offered to current members as well as retirees. With some state governments having a workforce and retiree population that rivals a Fortune 1000 employer, these clients are seeking the same customer service, attention to detail, and bottom line results. Because the vast majority of members in this market segment are geographically concentrated, Catalyst Rx can analyze the prescribing and utilization trends associated with a state and local government entity and actively influence physicians’ prescribing practices in a particular region. These physician interactions draw on peer-reviewed clinical studies, generic drug utilization patterns, and the insights offered by the physicians themselves to deliver better care at lower costs.

We Seek to Leverage Local Market Dynamics to Build Customized Networks and Manage Drug Spending

Although clients contract with Catalyst Rx to provide PBM services nationwide, capitalizing on local and regional market dynamics is an effective way to manage drug spending and differentiate our PBM services from those offered by our competitors.

•	Customized Pharmacy Networks: In order to obtain greater pharmacy discounts for its clients, Catalyst Rx works with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality, based on the concentration of client members in that area, and the ‘foot-traffic’ those members represent to a drug, grocery, or retail chain’s non-pharmacy business. Catalyst Rx has established customized pharmacy networks in the Texas, Nevada, Virginia, New Mexico, Tennessee and Carolina regions and intends to develop similar networks in other parts of the country.

•	Data Analysis and Reporting to Improve Cost Experience and Quality of Care: Catalyst Rx performs client-specific data analysis to develop trends, insights, and conclusions that result in improved care while reducing costs. Many PBMs offer a variety of data analysis techniques from both a clinical and financial perspective. Catalyst Rx differentiates itself by using the information it derives from its systems to obtain regionally favorable prescription pricing, to actively influence the drivers of prescription drug utilization and to monitor clinical formulary and disease management trends.

•	Extensive Use of Internet Facilities to Enhance Account Management Effectiveness: Catalyst Rx provides its clients Web-enabled decision support for prescription benefit plan management, clinical evaluations, disease management, and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze detail for a particular drug, physician, member, or pharmacy. This functionality enables our clients to measure successes relative to formulary and disease management initiatives and will assist in the identification of specific patient populations that will benefit from specialty pharmacy programs.

We Offer Our Clients a Variety of Specialized Services Focused On Improving Health Outcomes

Clinical and Other Services. Our clinical services teams work closely with clients to design and administer pharmacy benefit plans that use formularies and other techniques to promote clinically appropriate and cost-effective drug usage. We are often able to influence physician prescribing patterns by comparing individual behavior to physician peer groups and encouraging change where practices differ from peer group norms and medical best practices. Because we operate with significant geographic focus, the consultations between our clinical pharmacists and local physicians tend to have high levels of effectiveness compared with less concentrated initiatives. Similarly, our programs with retail pharmacies support therapeutic interchange programs that encourage the evaluation of cost-effective drug alternatives where appropriate. We also offer consulting services to assist clients in designing education and communication programs designed to support cost-effective prescription drug programs.

Disease Management. We assist clients in managing the cost and treatment of specific chronic diseases to improve medical outcomes and lower the overall cost of health care. These programs monitor the contracted population and intervene when individuals demonstrate symptoms of a specific disease or high risk indications.

Our disease management programs are the responsibility of a dedicated team of clinicians and have been developed around three-key approaches:

•	Data Analysis and Integration. We evaluate and identify medical, laboratory, pharmacy and other relevant data within an identified population.

•	Case Identification. We identify patients who have the specific disease and evaluate the appropriateness of targeted interventions.

•	Clinical and Program Interventions. We communicate with identified patients and offer enhanced education about their condition and effective management tools. We also integrate our recommendations with physicians including treatment guidelines, patient profiles and patient management tools. Case management intervention programs are coordinated with other care-givers to monitor outcomes and improve overall care.

Local Market Presence

Much of Catalyst Rx’s competitive differentiation is attributable to a strong local market presence in Georgia, Nevada, New Mexico, Oklahoma, Texas and the Carolinas. Catalyst Rx’s market share in each of these regions allows it to offer attractive benefit pricing based on local pharmacy network rates and formulary design. Catalyst Rx maintains operational facilities in Rockville, Maryland as well as Las Vegas, Nevada and Raleigh, North Carolina. These offices provide account management, customer service and clinical support programs including dedicated clinical pharmacists with expertise in plan design, treatment protocols and various cost management initiatives. PBM revenues have grown to more than $332 million or 86% of the Company’s revenue in 2003 from approximately $5 million or 11% of total revenue in 2000. Catalyst Rx has over 1,000 PBM clients and no single client generated more than 11% of consolidated revenue in 2003.

In 2003, Catalyst Rx processed approximately 9.0 million pharmacy claim transactions. Catalyst Rx continues to develop its PBM service offerings and has successfully integrated several strategic acquisitions over the last four years. In each acquisition transaction Catalyst Rx has executed on its objectives by integrating operations, improving profitability and growing the revenue base of the acquired businesses. Catalyst Rx will continue to look for acquisition opportunities which complement its existing operations and have the same or similar characteristics as the previously acquired companies. These characteristics would include geographic membership concentrations, opportunities to improve profitability and a base from which to generate revenue growth.

Competition

We believe the primary competitive factors in our PBM businesses are price, quality of service and scope of available services. Scale is an important factor in negotiating prices with pharmacies and drug manufacturers. Though we have other advantages to offset our comparatively small scale, we could face more pricing competition in the future. We believe our principal competitive advantages are our commitment to provide flexible and customized service to our clients, our ability to leverage local market dynamics to build customized networks and manage prescription drug spending, and the information-based cost-containment methods we use to enhance care while lowering costs.

There are a significant number of national and regional PBMs in the United States, several of which have significantly greater financial, marketing and technological resources at their disposal to expand their client base and grow their businesses. The largest, national companies include Medco Health Solutions, AdvancePCS, Express Scripts, and CaremarkRx, Inc.; as well as large health insurers and certain health maintenance organizations (“HMOs”) which have their own PBM capabilities.

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

SUPPLEMENTAL BENEFITS

Our supplemental benefits segment operates under the brand name “HealthExtras.” Approximately 14% of our revenues are attributable to the supplemental benefits segment. Supplemental benefits programs developed by HealthExtras are offered to individuals and small businesses through various direct marketing initiatives. We have distribution agreements with many of the nation’s largest financial institutions (the “distributors”), along with leading affinity groups and associations. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote these benefits programs. The marketing expenditures for these programs are funded entirely by the distributors. Accordingly, an increasing percentage of total program revenues are retained by the distributors as compensation and accounted for as direct expenses by us.

Insurance companies underwrite the insurance components of these programs. As a result, the Company does not assume any insurance underwriting risk. The financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by third-party insurers. All of the insurance and service features included in these programs are supplied by outside vendors, and the programs are marketed through an independent, licensed and non-affiliated insurance agency.

Our agreements with the distributors are typically for a term of 12 months, with automatic annual renewals unless cancelled upon written notice 30 or 90 days prior to an anniversary date. Some contracts also provide for termination by either party without cause upon 30 or 90 days prior written notice. The significant majority of new enrollees in HealthExtras programs are attributable to marketing initiatives funded entirely by the distributors. Accordingly, the level of revenues from this segment will depend upon funding levels for marketing campaigns that are not controlled by us.

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

GOVERNMENT REGULATION

Various aspects of our businesses are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are in substantial compliance with all existing legal requirements material to the operation of our businesses. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business, results of operations and financial condition. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business or the health care industry in general, or what effect any such legislation or regulations might have on us. We also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on our business or financial performance.

Some of the state laws described below may be preempted in whole or in part by the Employee Retirement Income Security Act of 1974 (“ERISA”), which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. We also provide services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA. Other state laws described below may be invalid in whole or in part as an unconstitutional attempt by a state to regulate interstate commerce, but the outcome of challenges to these laws on this basis is uncertain.

Federal Laws and Regulations Affecting the PBM Segment

The following descriptions identify various federal laws and regulations that affect or may affect aspects of our PBM business:

•	Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“MMA”). MMA created an endorsed Medicare voluntary prescription drug discount card and transitional assistance program that will take effect in the spring of 2004 and a new voluntary prescription drug benefit that will take effect on January 1, 2006. The drug discount card and transitional assistance program was created as an interim program until the commencement of the new Medicare drug benefit in 2006. The voluntary drug discount card program will enable Medicare beneficiaries to pay a fixed fee to access discounts on drugs. Certain low income beneficiaries may enroll in the transitional assistance program and receive up to a $600 per year subsidy for their drugs that are purchased using the drug discount card. The voluntary drug discount card program will go into effect by June 1, 2004 and endorsed card sponsors must offer the discount drug card until the end of the “transition period.” The transition period will be from January 1, 2006 until the effective date of the individual’s enrollment in the new Medicare drug benefit or the last day that individuals may enroll in the new Medicare drug benefit through the open enrollment process.

PBMs satisfying certain criteria are eligible to be endorsed drug discount card sponsors, and we have applied to be such a sponsor. The Centers for Medicare and Medicaid Services (“CMS”) has announced that it receives 106 applications and that it will announce the selected sponsors in April 2004. At least two sponsors will be chosen for each service area. A service area is at least the size of the state. If we are chosen as an endorsed drug card sponsor, it will be the first time that we will be a direct contractor with the federal government and subject directly as a government contractor to its rules, regulations and enforcement authority. Endorsed drug card sponsors will be subject to extensive requirements, including reporting certain rebate information, providing access to negotiated prices, publishing information about drug discounts on the sponsor’s website and administering the transitional assistance program.

As the Medicare voluntary prescription drug discount card and transitional assistance program is being implemented rapidly by CMS, there is uncertainty as to how the requirements will be implemented and how they will be enforced. We do not know yet whether we will be selected as an endorsed discount drug card sponsor and whether, if chosen, that business will be profitable.

As stated above, MMA creates a new voluntary outpatient prescription drug benefit under Medicare in 2006. Medicare beneficiaries who elect such coverage will pay a monthly premium for the covered outpatient drug benefit. Further, this drug benefit is subject to certain cost sharing. The new outpatient prescription drug benefit will be offered on an insured basis by regional prescription drug plans.

In order to be a regional prescription drug plan, a plan needs to be licensed as a risk bearing entity in the state(s) in which it offers the plan(s) or must meet other solvency and financial standards created by the Secretary of the Department of Health and Human Services (“DHHS”). In addition, there are extensive requirements that will need to be met, including maintaining an adequate network of community pharmacies and providing beneficiaries with access to negotiated prices. DHHS will create ten to fifty regions in which the prescription drug plan will be offered.

•	Federal Anti-Remuneration/Fraud And Abuse Laws.

The federal healthcare anti-kickback statute prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and “safe harbors”, any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, including Medicare, Medicaid and CHAMPUS or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole or in part under Medicare, Medicaid, CHAMPUS or other federally funded health care programs. Sanctions for violating the anti-kickback statute may include imprisonment, criminal and civil fines, and exclusion from participation in the federally funded health care programs.

This anti-kickback statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the DHHS, and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain “safe harbors” from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain “product conversion programs” in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The anti-kickback statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

Additionally, it is a crime under the Federal Employees Health Benefit Programs (“FEHBP”) for any person to knowingly and willfully include, directly or indirectly, the amount of any kickback in the contract price charged by a subcontractor or prime contractor to the United States. Violators of this law also may be subject to civil monetary penalties.

To our knowledge, these anti-remuneration laws have not been interpreted to prohibit PBMs from receiving payments from drug manufacturers in connection with certain drug purchasing and formulary management programs, certain therapeutic intervention programs conducted by independent PBMs, or the contractual relationships such as those we have with certain of our clients. However:

•	In June of 2003, the U.S. Attorney’s Office for the Eastern District of Pennsylvania filed a notice of intervention in connection with two qui tam (whistleblower) actions filed under the Federal False Claims Act and similar state laws against Medco Health Solutions, Inc. (“Medco”). After the court granted this motion for intervention, the U.S. Attorney’s Office filed in late September 2003 its initial complaint alleging, among other things, violations of the Federal False Claims Act. In December 2003, the initial complaint was amended to include allegations of violations of some of these anti-remuneration laws in connection with Medco’s role as a PBM for FEHBP business.

•	In mid-2002, it was reported publicly that the U.S. Attorney’s Office in Boston, Massachusetts had issued subpoenas to Express Scripts, Inc., its wholly-owned subsidiary DPS and Caremark Rx, Inc., all PBMs, and to WellPoint Health Networks, Inc., and PacifiCare Health Systems, Inc. (“PCS”), both managed care companies, in connection with documents related to TAP Pharmaceuticals (“TAP”). TAP, a pharmaceutical manufacturer, reached a public settlement with the federal and state governments in late 2001, in a case that included allegations of anti-remuneration law violations. At this time, there is no indication that the PBMs are targets of this investigation.

•	In May 2003, the OIG published a “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers (“Compliance Guidance”). The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several compliance “risk areas” that include certain potentially prohibited remuneration in connection with pharmaceutical manufacturer financial relationships with other entities that include PBMs.

•	In late 1999, it was reported publicly that the U.S. Attorney’s Office in Philadelphia, Pennsylvania had issued subpoenas to two PBMs now known as Medco and Advance PCS, and to Schering-Plough Corp., a pharmaceutical manufacturer. The investigation is reported to involve, among other things, certain relationships between PBMs and pharmaceutical manufacturers; and certain relationships between PBMs and retail pharmacies involving the anti-remuneration statutes. At this time, there are no public settlements in connection with these inquiries.

We believe that we are in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations and financial condition.

•	ERISA Regulation.

ERISA regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide PBM services.

In late 2002, Medco filed a proposed class action settlement with the U.S. District for the Southern District of New York in order to settle a suit that alleged that Medco violated “fiduciary” obligations under ERISA by, among other things, failing to make adequate disclosures regarding certain rebates from pharmaceutical manufacturers and steering clients towards Merck & Co., Inc., products through a variety of means. Pursuant to the proposed settlement, would not admit any liability under ERISA or otherwise and Medco would pay a monetary amount as well as agree to change certain business practices for a specific time period. In late July 2003, the court granted preliminary approval to the proposed settlement. At this time, it has not been reported publicly whether the settlement has received final approval.

Other PBMs, including Caremark, Express Scripts, Inc. and AdvancePCS, have disclosed publicly that they are defending numerous private litigant lawsuits alleging that they are ERISA fiduciaries and that, in such capacity, allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers.

We believe that the conduct of our business generally is not subject to the fiduciary obligations of ERISA. However, there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the federal health care anti-kickback statute discussed in the immediately preceding section. In particular, ERISA does not provide the statutory and regulatory “safe harbor” exceptions incorporated into the Statute. Like the health care anti-remuneration laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. We have implemented policies regarding, among other things, disclosure to health plan sponsors with respect to any commissions paid by or to us that might fall within the scope of such provisions, and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of the statute.

•	FDA Regulation.

The U.S. Food and Drug Administration (“FDA”) generally has authority to regulate drug promotional materials that are disseminated “by or on behalf of” a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBMs that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA has taken no further action on the Notice and Draft Guidance. However, there can be no assurance that the FDA will not attempt again to assert jurisdiction over certain aspects of our PBM business in the future and, in such event, although we are not controlled directly or indirectly by any drug manufacturer, the impact could materially adversely affect our business, results of operations, or financial condition.

•	Antitrust Regulation.

The federal antitrust laws regulate trade and commerce and prohibit unfair competition as defined by those laws. Section One of the Sherman Antitrust Act prohibits contracts, combinations or conspiracies in restraint of trade or commerce. Despite its sweeping language, however, the Section One of the Sherman Act has been interpreted to prohibit only unreasonable restraints on competition. Section Two of the Sherman Act prohibits monopolization and attempts at monopolization. Similarly, Section Seven of the Clayton Act prohibits unlawful mergers and acquisitions. In addition, the Robinson Patman Act, which is part of the Clayton Act, prohibits a variety of conduct relating to the sale of goods, including prohibiting practices the statute defines as price discrimination. One section of the Robinson Patman Act prohibits a seller from selling goods of like grade or quality to different customers at different prices if the favorable prices are not available to all customers competing in the same “class of trade”. Successful plaintiffs in antitrust actions are allowed to recover treble damages for the damage sustained as a result of the violation.

PBMs, including Medco, AdvancePCS, and Express Scripts, Inc., have disclosed publicly that they are defending private litigant lawsuits initiated by classes of retail pharmacies that allege the PBMs’ respective practices related to pharmacy network contracting are anticompetitive and allegedly violate the Sherman Antitrust Act.

We believe that we are in substantial compliance with the legal requirements imposed by such antitrust laws. However, there can be no assurance that we will not be subject to scrutiny or challenge under such legislation. Any such challenge could have a material adverse effect on our business, results of operations and financial condition.

State Laws and Regulations Affecting the PBM Segment

The following descriptions identify various state laws and regulations that affect or may affect aspects of our PBM business.

•	State Anti-Remuneration/Fraud And Abuse Laws.

Several states have laws and/or regulations similar to those federal anti-remuneration and fraud and abuse laws described above. Such state laws are not necessarily limited to services or items for which federally funded health care programs payments may be made. Such state legislation may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Sanctions for violating these state anti-remuneration laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations and financial condition.

•	State Consumer Protection Laws.

Most states have enacted consumer protection and deceptive trade laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for state investigations and have resulted in at least one multi-state settlement relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. For example,

•	In January 2003, it was reported publicly that New York’s Attorney General is investigating Medco, in connection with therapeutic interchange programs that may have been improper under state consumer protection laws.

•	In 2002, it was reported publicly that Florida’s Attorney General initiated investigations into two separate drug discount card companies, Medplan, Inc. and the “People’s Prescription Plan,” regarding possible consumer protection violations.

•	Pursuant to a settlement agreement entered into with seventeen states on October 25, 1995, Medco, agreed to have pharmacists affiliated with Medco mail service pharmacies disclose to physicians and patients the financial relationships between pharmaceutical manufacturer Merck, Medco’s parent company, Medco and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another.

•	Additionally, according to public information, there have been numerous such actions filed by private litigants against PBMs. For example, in March 2003, it was reported publicly that the American Federation of State, County & Municipal Employees, a public employee union, and the Prescription Access Litigation project, a nationwide coalition of consumer groups, filed suit in California state court against AdvancePCS, Caremark Rx, Express Scripts and Medco. The suit alleges that a variety of these PBMs’ practices in connection with accepting various forms of payments from pharmaceutical manufacturers violate the California Unfair Competition Law. Some of the defendant PBMs have asserted publicly that the allegations are without merit. According to public information, the defendant PBMs filed a motion to dismiss this action; but the court, to date, has not entered a decision.

We do not believe that we have contractual relationships that include the features that have been identified as problematic in the Medco settlement agreement and/or alleged as violative in the state investigations and/or private litigation. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

•	State Comprehensive PBM Regulation.

States continue to introduce legislation to regulate PBM activities in a comprehensive manner. In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy (“NABP”), an organization of state boards of pharmacy, the National Association of Insurance Commissioners (“NAIC”), an organization of state insurance regulators, and the National Committee on Quality Assurance (“NCQA”), an accreditation organization, are considering proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts they promulgate. In addition, standards established by NCQA could materially impact us directly as a PBM, and indirectly through the impact on our health plan clients, where applicable.

Many states have licensure or registration laws governing certain types of ancillary health care organizations, including PPOs, TPAs, companies that provide utilization review services, and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear.

We believe that we are in substantial compliance with all such laws and requirements where required, and continue to monitor legislative and regulatory developments. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of our PBM business. Future legislation or regulation, or interpretations by regulatory authorities of existing laws and regulations, could materially affect the cost and nature of our business as currently conducted.

•	State Network Access Legislation.

A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network, referred to as “any willing provider” legislation, or removal of a network provider, referred to as “due process” legislation. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. We have not been materially affected by these statutes.

•	State Legislation Affecting Plan Or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefit. For example, some states, under so-

called “freedom of choice” legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention or to require coverage of all FDA-approved drugs. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on our business, results of operations and financial condition.

•	State Regulation Of Financial Risk Plans.

Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. We do not believe that our PBM business currently accepts financial risk of the type subject to such regulation.

•	State Discount Drug Card Regulation.

Several states recently have enacted laws and/or promulgated or proposed regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. Such laws and regulations provide generally that any person may bring an action for damages or injunction for violations. While we offer a very limited commercial discount drug card program that we do not consider material to our business, there can be no assurance that the existence of such laws will not materially impact our ability to offer certain new commercial products and/or services in the future.

Combined Federal and State Laws, Regulations and Other Standards Affecting the PBM Segment

Certain aspects of our PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

•	Privacy And Confidentiality Legislation.

Our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Many states’ laws restrict the use and disclosure of confidential medical information, and new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations and financial condition.

As of April 14, 2003, the final privacy regulations (the “Privacy Rule”), issued by the DHHS pursuant to the Health Insurance Portability & Accountability Act of 1996 (“HIPAA”) became effective, and impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities known under the Privacy Rule as “covered entities”. PBMs, in general, are not considered covered entities. However, our clients are covered entities, and are required to enter into “business associate agreements” with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

As of October 16, 2002, or October 16, 2003 for those covered entities that filed for an extension, compliance with the final transactions and code sets regulation (the “Transactions Rule”) promulgated under HIPAA became effective. The Transaction Rule requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. In July 2003, CMS issued guidance that, at least for the short term, as long as covered entities were making good faith efforts toward testing for the standard transactions, CMS would not act affirmatively to enforce the Transactions Rule against covered entities for non-compliance. We have made the necessary arrangements to offer compliant electronic transactions to our clients.

In February 2003, the final security regulations (the “Security Rule”) issued pursuant to HIPAA, were published. The Security Rule mandates the use of administrative, physical and technical safeguards to protect the confidentiality of electronic health care information. Compliance with the Security Rule is not required until April 21, 2005. Similar to the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities. We will be subject to many of its requirements as a result of our contracts with covered entities.

While implementation of the Privacy Rule, Transactions Rule and the Security Rule (the “HIPAA Regulations”) is just beginning and future regulatory interpretations could alter our assessment, we currently believe that compliance with the HIPAA Regulations should not have a material adverse effect on our business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations.

Independent of any regulatory restrictions, individual health plan sponsor clients could increase limitations on our use of medical information, which could prevent us from offering certain services.

•	Legislation Affecting Drug Prices.

Various federal and state Medicaid agencies, as well as legislators and private litigants have raised the issue of how average wholesale price (“AWP”) is determined. AWP is a standard pricing unit published by third party data sources and currently used throughout the PBM industry as the basis for determining drug pricing under contracts with clients, pharmacies and pharmaceutical manufacturers. Under MMA, effective January 1, 2005, AWP will no longer serve as the basis for Medicare Part B Drug reimbursement, except for certain vaccines, infusion drugs furnished through durable medical equipment and for blood and blood products (other than clotting factors). Rather, with certain exceptions, Part B drugs generally will be reimbursed on an average sales price (“ASP”) methodology. ASP means a manufacturer’s sales of a product in the United States to all purchasers (excluding certain sales exempted from Medicaid Best Price reporting and “nominal” sales) divided by the total number of such units of such drug or biological sold by the manufacturer in such quarter. Manufacturers are required to include in ASP calculations all volume discounts, prompt pay discounts, cash discounts, free goods that are contingent on any purchase requirement, chargebacks, and rebates (other than Medicaid rebates). Additionally, beginning in 2005, DHHS may include other price concessions in the ASP calculation. Drugs that will be reimbursed on an ASP reimbursement system by Medicare do not represent a significant portion of our business and we therefore do not believe that ASP reimbursement for such drugs will have a material adverse effect on our business, results of operations or financial condition.

The extent to which ASP will be used in pricing outside the Medicare Part B context or changes to how AWP is determined and reported to state and federal programs could alter the calculation of drug prices for federal and/or state programs. We are unable to predict whether any such changes will be adopted, and if so, if such changes would have a material adverse effect on our business, results of operations and financial condition.

Additionally, some states have adopted so-called “most favored nation” legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.

•	Voluntary Industry Ethical Guidelines.

In June 2002, the Pharmaceutical Research and Manufacturers of America’s voluntary code for its members titled “PhRMA Code On Interactions with Healthcare Professionals” took effect. Although it does not have the force of law, this code, which has been updated since its original publication, provides guidance relating to several facets of pharmaceutical manufacturers’ marketing practices, particularly with respect to payments to providers. We believe that these ethical guidelines will not have a material adverse effect on our financial operations.

•	Future Regulation.

We are unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our businesses or the health care industry in general, or what effect any such legislation or regulations might have on us. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations and financial condition.

Regulations Affecting the Supplemental Benefits Segment

Since our supplemental benefits programs include insurance benefits, distribution of our programs must satisfy applicable legal requirements relating, among other things, to policy form and rate approvals, the licensing laws for insurance agents and insurance brokers, and the satisfaction by a HealthExtras member who receives the insurance benefit of requisite criteria, for example being a resident of a state which has approved the insurance policy. We believe we satisfy applicable requirements. The underwriter of the insurance benefits included in our supplemental benefit programs is responsible for obtaining regulatory approvals for those benefits. Independent licensed insurance agencies are responsible for the solicitation of insurance benefits involved in those programs.

Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance impose strict and substantial requirements on insurance coverage sold to consumers and businesses. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. Each jurisdiction’s insurance regulator typically has the power, among other things, to:

•	administer and enforce the laws and promulgate rules and regulations applicable to insurance, including the quotation of insurance premiums;

•	approve policy forms and regulate premium rates;

•	regulate how, by which personnel and under what circumstances an insurance premium can be quoted and published; and

•	regulate the solicitation of insurance and license insurance companies, agents and brokers who solicit insurance.

State insurance laws and regulations are complex and broad in scope and are subject to periodic modification, as well as differing interpretations. There can be no assurance that insurance regulatory authorities in one or more states will not determine that the nature of our business requires us to be licensed under applicable insurance laws. A determination to that effect or that we or the distributors are otherwise not in compliance with applicable regulations could result in fines, additional licensing requirements or inability to market the products in particular jurisdictions. Such penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory or legal action against us turn out to be false, negative publicity relating to any such allegation could result in a loss of consumer confidence and significant damage to our brand.

One of the primary means by which distributors market our programs is telemarketing, which the distributors may outsource to third parties. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and the Federal Trade Commission (the “FTC”) regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection.

In 2003, the FTC established a national “do-not-call” registry. Both the FTC and the Federal Communications Commission (the “FCC”) have adopted rules to enforce restrictions on companies marketing their goods and services to consumers by telephone. Subject to certain exemptions (such as an existing business relationship with the called party), telemarketers may not initiate telephone solicitations to individuals that have registered their numbers on the national “do-not-call” registry. Companies are also required to maintain their own lists of consumers that have stated that they do not wish to receive future marketing calls, and must not solicit such consumers by telephone, even if the call falls within the scope of one of the exemptions to the national “do-not-call” rules.

The national “do-not-call” registry could have an adverse effect on the sale of our programs. In addition, some states have enacted laws, and others are considering enacting laws, targeted directly at regulating telemarketing practices. There can be no assurance that any such laws will not adversely affect or limit our current or future operations. While compliance with these laws and regulations is generally the responsibility of the distributors and subcontractors, there can be no assurance that we would have no exposure to liability.

EMPLOYEES

As of December 31, 2003, we had 150 personnel whose services are devoted full time to HealthExtras and its subsidiaries. We have never had a work stoppage. A collective bargaining unit does not represent our personnel. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 2.	PROPERTIES

Our headquarters office is located in approximately 19,700 square feet of office space in Rockville, Maryland under a sublease that expires on May 30, 2004. Our subsidiaries have clinical and sales offices in Georgia, Nevada, North Carolina, Oklahoma and Texas. Three of these clinical and sales offices, having a total of approximately 22,000 square feet, are under leases that expire between September 2004 and October 2011. Our other offices are under month-to-month leases. We believe that suitable additional space on commercially reasonable terms will be available as required.

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

ITEM 4.	SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock has been quoted on the NASDAQ National Market under the symbol “HLEX” since the Company’s initial public offering on December 14, 1999. The following table sets forth for the period indicated the high and low sales closing prices for the common stock:

2002	High	Low
First quarter	$6.61	$2.69
Second quarter	$5.49	$2.40
Third quarter	$5.45	$3.31
Fourth quarter	$4.46	$3.80

2003
First quarter	$4.30	$3.40
Second quarter	$8.15	$3.96
Third quarter	$9.59	$7.15
Fourth quarter	$14.50	$8.88

2004
First quarter (through March 10, 2004)	$13.22	$10.10

On March 10, 2004, the closing sale price of the common stock, as reported by the Nasdaq National Market was $10.39 per share. As of March 10, 2004, the Company had approximately 497 stockholders of record.

Dividend Policy

We have never paid a dividend on our common stock and have no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay dividends.

Recent Sales of Unregistered Securities

On September 30, 2003, the Company issued 50,000 shares of its common stock to a non-employee in exchange for consulting services. This issuance was made in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Company and its predecessor companies. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

	For the Years Ended December 31,
	(In thousands except per share data)
	1999	2000	2001	2002	2003
Statement of Operations Data:

Revenue	$5,327	$43,924	$118,226	$248,407	$384,094

Direct expenses	3,096	24,049	87,543	209,523	341,201
Selling, general and administrative	13,327	39,669	38,454	35,484	25,865

Total operating expenses	16,423	63,718	125,997	245,007	367,066

Operating income (loss)	(11,096)	(19,794)	(7,771)	3,400	17,028

Interest income (expense), net	(351)	2,069	1,092	(82)	(443)

Other income (expense), net	(73)	499	—	—	—

Income (loss) before income taxes and minority interest	(11,520)	(17,226)	(6,679)	3,318	16,585
Minority interest	—	—	(96)	(45)	—

Income (loss) before income taxes	(11,520)	(17,226)	(6,775)	3,273	16,585
Income tax (credit) provision	—	—	—	(10,205)	6,268

Net income (loss)	$(11,520)	$(17,226)	$(6,775)	$13,478	$10,317

Net income (loss) per share, basic	$(0.56)	$(0.62)	$(0.23)	$0.42	$0.32

Net income (loss) per share, diluted	$(0.56)	$(0.62)	$(0.23)	$0.42	$0.30

Weighted average shares of common stock outstanding, basic	20,588	28,010	29,731	32,234	32,447

Weighted average shares of common stock outstanding, diluted	20,588	28,010	29,731	32,420	34,454

Balance Sheet Data:

Cash and cash equivalents	$46,971	$28,921	$33,009	$17,531	$28,877
Total assets	53,662	52,044	88,153	120,002	141,768
Total liabilities	6,298	15,806	42,372	60,477	70,790
Total stockholders’ equity	47,364	36,238	45,237	59,525	70,978

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K may contain forward-looking statements (see “Certain Factors That May Affect Future Operating Results or Stock Prices”) within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras is a provider of PBM services and supplemental benefits. The Company’s PBM clients include managed-care organizations, self-insured employers, and third party administrators who contract with us to cost-effectively administer the prescription drug component of their overall health benefit programs. Individual customers are the major purchasers of our supplemental benefits programs. Our PBM segment, which operates under the brand name “Catalyst Rx,” now generates the majority of our revenues and is expected to be the primary source of growth and profit potential in the future. The acquisitions of IPM, Catalyst, and PNNC have contributed to the growth of our PBM business.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

We have established a nationwide network of over 53,000 retail pharmacies. In general, clients contract with us to access negotiated retail pharmacy network rates, participate in certain rebate arrangements with manufacturers based on formulary design, and benefit from the other care enhancement protocols in our system. Our primary PBM services consist of the automated online processing of prescription claims on behalf of our clients. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

Pharmacy benefit claim payments from our clients are recorded as revenues, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed and, accordingly, have assumed that risk independent of our clients. When we administer pharmacy reimbursement contracts and do not assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of manufacturer rebates due to clients is recorded as a reduction of revenue.

Member co-payments are not recorded as revenue. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. Under our client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or operating expenses.

Because we understand that the SEC is reviewing the accounting treatment of co-payments by PBM companies, we are providing certain supplemental information in the tables below. This information may also assist investors in comparing PBMs with differing accounting policies related to co-payments. If the SEC should ultimately decide that co-payments should be included in reported PBM revenues and operating expenses, it would result in an increase in reported PBM revenue and operating expenses for the years ended 2002 and 2003 of approximately $71.6 million and $141.0 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected.

The following tables illustrate the effects on the reported PBM revenue and operating expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	2001	2002	2003
Reported PBM revenue	$46,894	$182,276	$331,530
Member co-payments	19,727	71,617	141,020

Total	$66,621	$253,893	$472,550

	2001	2002	2003
Reported PBM operating expenses	$46,233	$173,905	$319,835
Member co-payments	19,727	71,617	141,020

Total	$65,960	$245,522	$460,855

Acquisitions

We have supported the growth of our PBM segment through three acquisitions.

On December 1, 2002, we acquired 100% of the common stock of PNNC. Total consideration for PNNC stock was $20.2 million. Funding for the cash transaction was derived from our working capital. The acquisition of PNNC was accounted for using the purchase method of accounting. The acquisition resulted in goodwill of approximately $10.6 million and intangible assets of approximately $8.0 million.

On November 14, 2001, we acquired an 80% interest in Catalyst for an aggregate purchase price of approximately $14.3 million. Consideration for the transaction consisted of $10.4 million in cash, $8.9 million of which was payable at December 31, 2001, and the remainder consisted of the assumption of debt and the issuance of common stock. The acquisition of Catalyst was accounted for using the purchase method of accounting. The $9.1 million excess of the purchase price paid over the net fair value of identifiable assets and liabilities of Catalyst was recorded as goodwill, with an additional $4.0 million recorded as intangible assets.

During the first quarter of 2002, we purchased the outstanding 20% minority interest in Catalyst for 319,033 shares of our stock valued at $1.1 million and notes payable of $4.2 million. The minority interest purchase resulted in additional goodwill of $3.2 million and intangible assets of $1.7 million. The stock was transferred to the seller on April 1, 2002, $3.1 million in cash was paid in 2002, and the final cash installment of $1.1 million paid on March 1, 2003.

Effective November 1, 2000, we completed the acquisition of IPM for an aggregate purchase price of approximately $9.2 million. Consideration for the transaction consisted of approximately 95% cash and the remainder in common stock. The acquisition of IPM was accounted for using the purchase method of accounting. Goodwill recorded at acquisition was $9.2 million.

We have successfully integrated IPM, Catalyst, and PNNC into our financial, organizational, management and technology structure. Our acquisitions have provided us with a more diverse and complete set of products and services to sell to a larger customer base. For example, Catalyst’s previously developed demand management, generic substitution and other clinical programs have significantly enhanced our ability to serve larger and more sophisticated customers. The acquisitions have also allowed us to better capture efficiencies in corporate overhead and information technology investments. We achieved cost savings from the consolidation of certain corporate activities and the elimination of certain duplicated components of our corporate operations.

SUPPLEMENTAL BENEFITS

The Company’s supplemental benefits segment generates revenue from the sale of membership programs which provide insurance and other benefits. The Company has distribution agreements with many of the nation’s largest financial institutions (the “distributors”), along with leading affinity groups and associations. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote these benefits programs.

The primary determinant of revenue recognition for the supplemental benefits segment is monthly program enrollment and, prior to October 2002, payments from certain distributors related to new member enrollments. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program revenue recognized by the Company includes the cost of membership features supplied by others, including the insurance components.

Direct program expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses. Prior to October 2002, payments from distributors related to new member enrollments were recorded as revenue to the extent of related direct expenses, which cumulatively exceeded payments from distributors.

Revenue from program payments received, and related direct expenses, are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by the Company without any related revenue. The Company believes that current enrollment trends will allow the minimum future commitments at December 31, 2003 to be fully utilized by current enrollment levels.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue. The increase in revenues for 2003 was primarily related to the ongoing growth of our PBM revenues. Revenue growth in the PBM in 2003 was primarily attributable to new accounts added during the year, a full year consolidation of PNNC’s results and a significant overall increase in the number of pharmacy transactions processed. Total claims processed increased from approximately 4.8 million in 2002 to approximately 9.0 million in 2003. Revenue per prescription was approximately $37.97 in 2002 but deceased to approximately $36.84 in 2003. This decrease was primarily a function of increased member co-payments per transaction which increased from 28% to 30% of overall spending in 2003. The remaining net increase in revenues was a function of modest increases in unit prices.

Revenue decreases in the supplemental benefits segment were a function of contractual changes in the economic terms of our marketing arrangements. While net membership levels were largely unchanged from 2002 to 2003, our marketing partners incurred the direct marketing costs for new members added during the year and we recognized lower revenue levels accordingly. The reduction in revenues of approximately $13.5 million in 2003 was more than offset by lower marketing expenses in our own selling, general and administrative expenses.

Revenue from operations for the year ended December 31, 2003 was $384.1 million, consisting of $331.5 million generated from the PBM segment and $52.6 million in revenue from the supplemental benefits segment. PBM revenue increased by $149.3 million, including a $99.2 million increase from PNNC. Of the $99.2 million increase from PNNC, $17.8 million was attributable to new business from PNNC in 2003. The remaining increase of $50.1 million was attributed to other new business for the PBM segment in 2003. The supplemental benefits revenue decreased by $13.5 million. Revenue for the year ended December 31, 2002 was $248.4 million, consisting of approximately $182.3 million and $66.1 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Operating margins in the PBM segment were improved in 2003 through an increase in more profitable generic drug dispensing rates, consolidation of our claims processing systems to a single more cost-effective platform, the introduction of standardized pharmacy reimbursement contract rates across all our business units and more effective formulary compliance programs which result in increased margins from the use of preferred drugs.

The decrease in direct expenses in the supplemental benefits segment was largely a result of lower levels of coverage being purchased by new members. A modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs (available for the first time in 2003) also contributed to the decrease.

Direct expenses for the year ended December 31, 2003 were $341.2 million, consisting of $302.2 million in direct costs from the PBM segment and $39.0 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $134.2 million, including a $89.1 million increase from PNNC, while the supplemental benefits segment direct expenses decreased by $2.5 million. Direct expenses for the year ended 2002 were $209.5 million, consisting of approximately $168.0 million and $41.5 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $341.2 million and $209.5 million for the years ended December 31, 2003 and 2002 represented 93.0% and 85.5% of operating expenses for the respective periods.

Selling, General and Administrative. From 2002 to 2003, selling, general and administrative expenses were down by approximately $9.6 million. This decrease, as discussed above, was primarily a result of changing our marketing arrangements. In 2003, Company funded direct marketing expenses for supplemental benefits were eliminated and resulted in an expense reduction of approximately $12.6 million. The offsetting increase in selling, general and administrative expenses was primarily associated with PNNC’s operations, personnel costs and other expenses being consolidated for the full calendar year.

Selling, general and administrative expenses for the year ended December 31, 2003 totaled $25.9 million or 7.0% of operating expenses, $15.6 million of which was related to the Company’s PBM services segment, $4.9 million of which was related to the management of the supplemental benefits segment, while the remaining $5.4 million related to corporate overhead. These expenses include $10.7 million in compensation and benefits, $4.8 million in commissions, other professional services, insurance and taxes, $3.2 million in other expenses, $2.4 million in depreciation and amortization, $1.8 million for creative development, product endorsement and market research, $1.8 million in facility costs, and $1.2 million in travel expenses. We had no supplemental benefits direct marketing expense in 2003, as direct marketing expenses are now paid by the distributor.

Selling and general administrative expenses for the year ended 2002, were approximately $35.5 million or 14.5% of total operating expenses, $5.9 million of which related to the Company’s PBM services segment, $23.1 million of which related to the management of the supplemental benefits segment, while the remaining $6.5 million related to corporate overhead. These expenses included $4.1 million for creative development, product endorsements and market research, $12.6 million in direct marketing, $8.2 million in compensation and benefits, $1.6 million in commissions, professional fees, other insurance and taxes, $2.4 million in other expenses, $1.4 in facility costs, $826,000 in travel expenses, $1.7 million in depreciation and amortization, and $2.7 million related to the impairment of and write-off of fixed assets.

Interest Income (Expense), Net. Interest expense, net for the year ended December 31, 2003, was approximately $443,000 compared to interest expense, net of $82,000 for the year ended December 31, 2002. This was principally due to increased borrowings under the line of credit commencing in the fourth quarter of 2002. Interest expense on borrowings for 2003 was approximately $595,000.

Minority Interest. There was no minority interest charge in 2003. The $45,000 charge in 2002 represents the net income attributable to the 20% minority interest in Catalyst for the months ended January and February 2002. As the Company purchased the remaining minority interest on March 1, 2002, no additional minority interest charge for Catalyst will appear on the Company’s future financial statements.

Income Tax (Credit) Provision. Through the third quarter of 2002, the Company maintained a full valuation allowance against the Company’s deferred tax assets due to the uncertainly as to their ultimate realization. Due to the recording of the full valuation allowance, no provision for income taxes was recorded in the first nine months of 2002. In the fourth quarter of 2002, as a result of the Company’s 2002 and projected profitability, the Company recognized a $10.2 million tax credit principally resulting from the Company releasing the valuation allowance for its deferred tax asset. In 2003, the Company’s effective tax rate was 37.7% and the provision for income taxes was $6.3 million.

Net Income. Net income in 2003 was down by $3.1 million from 2002 despite a $13.6 million improvement in operating income. The decrease is attributable in large part to the recognition of a $10.2 million tax benefit in 2002; in contrast the Company reported a $6.3 million tax expense in 2003. The increase in operating income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased from $14.2 million in 2002 to $29.3 million in 2003, an increase largely attributable to a comparable percentage increase in revenues.

In the supplemental benefits segment, the increase in net income was attributable to reduced marketing expenses, and increases in fees charged to vendors. Net income also increased from 2002 to 2003 because results for 2002 reflected a $2.6 million charge for software impairment.

Net income for the year ended December 31, 2003, was $10.3 million compared to $13.5 million in 2002. The $13.5 million net income in 2002 included a tax benefit of $10.2 million while the $10.3 net income for 2003 included a $6.3 million provision for income taxes, as discussed above. As a percentage of revenue, pre-tax income increased from 1.3% to 4.3%.

Segment operating information for 2003 and 2002 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
December 31, 2003
Revenue	$331,530	$52,564	$384,094

Segment operating expenses	317,760	43,959	361,719

Segment operating income	13,770	8,605	22,375

	PBM	Supplemental Benefits	Total
December 31, 2002
Revenue	$182,276	$66,131	$248,407

Segment operating expenses	173,905	64,645	238,550

Segment operating income	8,371	1,486	9,857

Operating expenses of the segments exclude $5.4 million and $6.5 million in corporate overhead that was not allocated by management in assessing segment performance for the years ended December 31, 2003 and 2002, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenue. The increase in revenues for 2002 was primarily related to the ongoing growth of our reported PBM revenues. Revenue growth in the PBM in 2002 was primarily attributable to new accounts added during the year, a full year consolidation of Catalyst’s results, the acquisition of PNNC in December of 2002 and a significant overall increase in the number of pharmacy transactions processed. Total claims processed increased from approximately 1.2 million in 2001 to approximately 4.8 million in 2002. Revenue per script was approximately $37.51 in 2001 compared to $37.97 in 2002.

Revenue decreases in the supplemental benefits segment were a function of the initial phase of contractual changes in the economic terms of our marketing arrangements. While net membership levels were largely unchanged from 2001 to 2002, our marketing partners incurred the direct marketing costs for new members added commencing in the fourth quarter of 2002 and we recognized lower revenue levels accordingly. The reduction in revenues of approximately $5.2 million in 2002 was largely offset by lower marketing expenses in our own selling, general and administrative expenses.

Revenue from operations for the year ended December 31, 2002, was $248.4 million, compared to $118.2 million for the year ended December 31, 2001. The PBM segment contributed $135.4 million of this revenue increase, while the supplemental benefits segment decreased by $5.2 million. Total revenue for the year ended increased 289% and decreased 7.3% in the PBM segment and the supplemental benefits segments, respectively. The PBM increase was principally due to the Catalyst acquisition on November 14, 2001, which increased revenues by $115.2 million from 2001 to 2002. Of the $115.2 million, $49.8 million is attributed to new business for Catalyst in 2002.

Direct Expenses. Operating margins in the PBM segment were improved in 2002 through an initial consolidation of our claims processing systems, the increasing use of standardized pharmacy reimbursement contract rates and more effective formulary compliance programs which result in increased margins from the use of preferred drugs. Also, the closure of our Birmingham facility resulted in greater management efficiencies.

Direct expenses in the supplemental benefits segment were largely unchanged from 2001 to 2002. Because of the charges to our marketing arrangements, the portion of program revenues retained by our partners increased, but this did not affect the cost of the benefits provided.

Direct expense for the year ended December 31, 2002 of $209.5 million consisted of $168.0 million in direct costs associated with the pharmacy benefit management services segment and $41.5 million attributable to benefit costs and compensation to our distributors for supplemental benefits products. Direct expenses for the year ended 2001 were $87.5 million, consisting of approximately $43.6 million and $43.9 million attributable to the pharmacy benefit management services and supplemental benefits segments, respectively. The PBM increase is principally due to the Catalyst acquisition, which increased direct expenses by $106.6 million from 2001 to 2002. Of the $106.6 million, $45.6 million is attributed to new business for Catalyst in 2002. The direct expenses of $209.5 million and $87.5 million for the years ended 2002 and 2001, represent 85.5% and 69.5% of operating expenses for the respective periods.

Selling, General and Administrative. From 2001 to 2002, selling, general and administrative expenses remained consistent; $35.5 million in 2002 compared to $38.5 million in 2001. This decrease, as discussed above, was primarily a result of changing our marketing arrangements in October 2002. The offsetting increase in selling, general and administrative expenses was primarily associated with Catalyst’s operations, personnel costs and other expenses being consolidated for the full calendar year.

Selling and general administrative expenses for the year ended 2002, were approximately $35.5 million or 14.5% of total operating expenses, $5.9 million of which related to the Company’s PBM services segment, $23.1 million of which related to the management of the supplemental benefits segment, while the remaining $6.5 million related to corporate overhead. These expenses included $4.1 million for creative development, product endorsements and market research, $12.6 million in direct marketing, $8.2 million in compensation and benefits, $1.6 million in commissions, other professional fees, insurance and taxes, $2.4 million in other expenses, $1.4 in facility costs, $826,000 in travel expenses, $1.7 million in depreciation and amortization, and $2.7 million related to the impairment of and write-off of fixed assets.

Selling and general administrative expenses for the year ended 2001, were approximately $38.5 million or 30.5% of total operating expenses, $2.6 million which related to the Company’s PBM services segment, $34.7 million of which related to the management of the supplemental benefits segment, while the remaining $1.2 million related to corporate overhead. These expenses included $5.8 million for creative development, product endorsements and market research, $21.4 million in direct marketing, $6.1 million in compensation and benefits, $1.1 million in professional fees, insurance and taxes, $1.0 million in other expenses, $843,000 in facility costs, $466,000 in travel expenses, and $1.8 million in depreciation and amortization.

Interest Income (Expense) Net. Interest expense, net for the year ended December 31, 2002, was approximately $82,000 compared to interest income, net of $1.1 million for the year ended December 31, 2001. This was principally due to lower invested balances, interest rates and interest on borrowings initiated in 2002. Interest expense on borrowings for 2002 was $319,000.

Minority Interest. The minority interest charge for the years ended December 31, 2002 and 2001, was approximately $45,000 and $96,000, respectively. The charges represent the net income attributable to the 20% minority interest holder of Catalyst for the months of January and February 2002, and November and December 2001, respectively.

Income Tax (Credit) Provision. Through 2001, the Company maintained a full valuation allowance against the Company’s deferred tax assets due to the uncertainly as to their ultimate realization. In the fourth quarter of 2002, as a result of the Company’s current and projected profitability, the Company recognized approximately a $10.2 million tax credit principally resulting from the Company releasing the valuation allowance for its deferred tax asset. See Note 8 to the Notes to Consolidated Financial Statements for further information.

Net Income (Loss). Net income in 2002 increased by $20.3 million due to a $11.1 million increase in operating income from 2002 to 2001 and the recognition of a $10.2 million tax benefit in 2002. The increase in operating income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased from $3.3 million in 2001 to $14.2 million in 2002, an increase largely attributable to a comparable percentage increase in revenues. The reductions in both revenues and expenses in the supplemental benefits segment largely offset each other in the calculation of net income in 2002.

Net income for the year ended December 31, 2002, was $13.5 million compared to a $(6.8) million net loss in 2001. As a percentage of revenue, net income increased from (5.6)% to 5.4%.

Segment operating information for 2002 and 2001 is as follows:

	PBM	Supplemental Benefits	Total
December 31, 2002
Revenue	$182,276	$66,131	$248,407

Segment operating expenses	173,905	64,645	238,550

Segment operating income	8,371	1,486	9,857

	PBM	Supplemental Benefits	Total
December 31, 2001
Revenue	$46,894	$71,332	$118,226

Segement operating expenses	46,233	78,575	124,808

Segment operating income (loss)	661	(7,243)	(6,582)

Operating expenses of the segments exclude $6.5 million and $1.2 million in corporate overhead that was not allocated by management in assessing segment performance for the years ended December 31, 2002 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The $11.3 million increase in the Company’s reported cash position from 2002 to 2003 was primarily attributable to the $13.6 million improvement in operating income during 2003, the collection of almost $3.0 million in tax receivables and other working capital improvements of approximately $7.2 million offset by acquisition-related and other debt payments of approximately $12.5 million. The Company has generated predictable positive operating cash flow over the past year and anticipates no material changes to that pattern. However in 2004, the Company will have fully used the benefit of its tax loss carryforwards and will begin having to make quarterly estimated tax payments. This is expected to occur as early as the second quarter of 2004.

Cash and cash equivalents at December 31, 2003, totaled $28.9 million compared to $17.5 million at December 31, 2002. During the year ended December 31, 2003, we generated $23.4 million in cash from operating activities, paid approximately $324,000 in cash for capital expenditures, paid approximately $3.4 million in business transactions and related payments (net of cash acquired), repaid approximately $1.1 million in cash to satisfy the Catalyst acquisition promissory note, received approximately $821,000 in proceeds from the exercise of stock options and repaid $8.0 million in cash on the revolving credit facility.

Net Cash Provided by (Used in) Operating Activities. Our overall operating activities generated $23.4 million of net cash from operations during 2003, a $23.4 million increase from the $22,000 of net cash utilized in 2002. The increase is primarily due to a $13.3 million increase in income before income taxes, an increase in the amounts due under rebate agreements and the timing of payments to vendors included in accounts payable, offset somewhat by the timing of payments from clients included in accounts receivable.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended 2003, was $4.8 million compared to $33.5 million for the year ended December 31, 2002. The decrease is primarily due to the fact that in 2002, the Company paid $19.6 million in cash for the PNNC acquisition and related costs and $12.1 million in cash to satisfy the Catalyst acquisition promissory notes. In 2003, the Company reduced capital expenditures spending, paid $1.1 million due on the promissory note regarding the Catalyst acquisition in 2002, and paid $3.4 million in cash for business transactions and related payments (net of cash acquired). As of March 1, 2003, the promissory note on the Catalyst acquisition was satisfied.

Net Cash from Provided by (Used In) Financing Activities. Net cash used in financing activities for the year ended December 31, 2003 was $7.2 million compared to cash provided by financing activities of $18.0 million in 2002. In 2003, we made payments totaling $8.0 million on our outstanding line of credit, while in 2002, we had net borrowings of $18.0 million. In 2003, the Company received approximately $821,000 in proceeds from the exercise of stock options compared to approximately $33,000 in 2002.

We anticipate continuing to generate positive operating cash flow, which, combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

The Company has no off balance sheet transactions. The following table reflects our current contractual commitments as of December 31, 2003 (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Note payable	$10,000	$—	$10,000	$—	$—

Operating leases	3,238	833	1,189	634	582

Unconditional purchase obligations	1,900	1,900	—	—	—

Other long-term obligations	1,000	1,000	—	—	—

	$16,138	$3,733	$11,189	$634	$582

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of the Financial Condition and Results of Operations discusses the Company’s consolidated financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant accounting estimates made by the Company in preparing its financial statements include the following:

Pharmacy Benefit Management Rebates

Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of such rebates due to plan sponsors is recorded as a reduction of revenue. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party on an annual basis. Resulting adjustments have not been significant.

Allowance for Bad Debts

The Company estimates reserves for doubtful PBM accounts receivable as of each balance sheet date. The Company has historically had very limited exposure to bad debts due to the nature of the employee benefits involved, the necessity of maintaining benefit continuity for its customers employees, and the general financial strength of its customer base. Substantially all supplemental benefits revenues are collected in advance via credit card and as such generate no accounts receivable exposure.

Intangible Assets

The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations, performed by an independent consulting firm. The remaining useful life of intangible assets will be evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits.

Goodwill

Goodwill is subject to a periodic impairment assessment, by applying a fair value based test, requiring judgments concerning the value of the Company’s PBM segment. The Company has concluded that no impairment of goodwill exists at December 31, 2003.

Assets acquired and liabilities assumed in business combinations

In the Company’s acquisitions we are required to make judgments regarding the fair values of the assets acquired and the liabilities assumed. For significant acquisitions, the Company’s management engages independent consultants to assist them in estimating the fair values of acquired intangible assets.

Income Taxes

In 2001, the Company recorded a full valuation allowance against the Company’s deferred tax assets due to the uncertainty as to their ultimate realization. In the fourth quarter of 2002, as a result of the Company’s profitability, the Company recognized approximately $10.2 million in tax benefits principally resulting from the Company releasing the full valuation allowance for its deferred tax asset. In 2003, the Company recorded a provision of income taxes of approximately $6.3 million. As the Company has now achieved sustained profitability, no additional valuation allowances are expected in the foreseeable future.

Common Stock Warrants

From time to time the Company issues common warrants under arrangements with its business partners or as consideration in exchange transactions. The Company is required to estimate the fair value of such warrants for purposes of recording these transactions in its financial statements. Such estimates require judgments regarding, among others, interest rates, common stock price volatility, and annualized revenues.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Because the Company does not have any such commitments or guarantees, there is no impact on the Company’s financial statements as a result of the issuance of FIN 45 at December 31, 2003.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No.00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption had no impact on the Company’s consolidated financial statements at December 31, 2003.

In January 2003, the FASB issued Interpretation No. 46, (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2003 had no impact on the Company’s financial statements at December 31, 2003.

INTEREST RATE AND EQUITY PRICE SENSITIVITY

We are subject to interest rate risk on our short-term investments. We have determined that a 10% move in the current weighted average interest rate of our short-term investments would not have a material effect in our financial position, results of operations and cash flows in the next year.

RISK FACTORS

Risks Related To Our Pharmacy Benefits Management Segment

Competition in our industry is intense and could reduce or eliminate our profitability.

The PBM industry is very competitive. If we do not compete effectively, our business, results of operations and financial condition could suffer. The industry is highly consolidated and dominated by large companies with significant resources, purchasing power and other competitive advantages, which we do not have. Our competitors include other PBM companies, drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable and well-established companies with substantially greater financial and marketing resources than our resources.

If we lose key clients, our business, profitability and growth prospects could suffer.

We depend on a limited number of health plan sponsors for a significant portion of our revenues. Twenty clients generated approximately 56% of the claims we processed in 2003, although no single client accounted for greater than 11% of all revenues. Our business, results of operations and financial condition could suffer if we were to lose one or more of our significant health plan sponsors.

Many of our health plan sponsors put their contracts out for competitive bidding prior to expiration. We could lose health plan sponsors if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our health plan sponsors deteriorates or if our health plan sponsors are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, insurance companies, HMOs, and other managed care companies have experienced significant consolidation. Our health plan sponsors have been and may continue to be, subject to consolidation pressures.

If we lose pharmacy network affiliations, our business, results of operations and financial condition could suffer.

Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and our business, results of operations and financial condition could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations and financial condition.

If we lose relationships with one or more key pharmaceutical manufacturers or if payments we receive from pharmaceutical manufacturers decline, our business, results of operations and financial condition could suffer.

We receive rebates from numerous pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations and financial condition could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services; or

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services.

Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of the brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be adversely affected if the use of newly approved, brand name drugs added to formularies, does not offset any decline in use of brand name drugs whose patents expire.

If our business continues to grow rapidly and we are unable to manage this growth, our business, results of operations and financial condition could suffer.

Our business has grown rapidly since 2000, in part due to our acquisitions, with total PBM revenues increasing from approximately $5 million in 2000 to $332 million in 2003. Our business strategy is to seek to expand our PBM operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations and financial condition could be adversely affected. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management, including those from Catalyst and PNNC, and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

If we are unable to manage potential problems and risks related to future acquisitions, our business, results of operations and financial condition could suffer.

Part of our growth strategy includes acquisitions involving new markets and complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to such future acquisitions, our business, results of operations and financial condition could suffer. Our ability to continue to expand successfully through acquisitions depends on many factors, including our ability to identify acquisition prospects and negotiate and close transactions. Even if we complete future acquisitions:

•	we could fail to successfully integrate the operations, services and products of an acquired company;

•	there could be inconsistencies in standards, controls, procedures and policies among the companies being combined or assimilated which would make it more difficult to implement and harmonize company-wide financial, accounting, billing, information technology and other systems;

•	we may experience difficulties maintaining the quality of products and services that acquired companies have historically provided;

•	we would be required to amortize the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and we also would be required to reduce our net income in future years if we experience an impairment of goodwill or other intangible assets attributable to an acquisition.

•	we could be exposed to unanticipated liabilities of acquired businesses;

•	our management’s attention could be diverted from other business concerns; and

•	we could lose key employees or customers of the acquired business.

Many companies compete for acquisition opportunities in the PBM industry. Most of our competitors are companies that have significantly greater financial and management resources than we do. This may reduce the likelihood that we will be successful in completing acquisitions necessary to the future success of our business.

If we become subject to liability claims that are not covered by our insurance policies, we may be liable for damages and other expenses that could have a material adverse effect on our business, results of operations and financial condition.

Various aspects of our business may subject us to litigation and liability for damages, for example, the performance of PBM services and the operation of our call centers and web site. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations and financial condition, our business reputation and our ability to attract and retain clients, network pharmacies, and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

Disruption of our point of sale information system and transaction processing system, which relies on third-parties, could have a material adverse effect on our business, results of operations and financial condition.

Our operations utilize an electronic network connecting approximately 53,000 retail pharmacies to process third-party claims. This system is provided by a third-party. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers’ service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to perform automated transaction processing. There can be no assurance that the business will not be harmed by service interruptions or performance problems with the software.

The failure by our health plan clients to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our business, results of operations and financial condition.

Our contracts with retail pharmacies which participate in our network generally obligate us to make payments for prescription claims even if we are not reimbursed by our clients. If our clients delay their reimbursement payments or fail to make payments for prescription claims, it could have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer civil and/or criminal penalties, lose clients, be required to pay substantial damages or make significant changes to our operations.

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe that we substantially comply with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality, or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Among the legislation and government regulations which could affect us as a provider of PBM services are the following:

Network Access Legislation. A majority of states now have some form of legislation, referred to as “any willing provider” legislation, which affects our ability to limit access to a pharmacy provider network or remove a network provider. Such legislation may require us or our clients to admit any retail pharmacy willing to meet a health plan’s price and other terms for network participation or may restrict or prevent removal of a provider from a network except in compliance with certain procedures, referred to as “due process” legislation.

Anti-Remuneration Legislation. “Anti-kickback” statutes at the federal and state level prohibit an entity from paying or receiving any compensation to induce the referral of healthcare plan beneficiaries or the purchase of items or services for which payment may be made under healthcare plans. Additionally, state and federal regulations have been the basis for investigations and multi-state settlements relating to financial incentives provided by pharmaceutical manufacturers to retail pharmacies in connection with pharmaceutical “switching” or “product conversion” programs. To our knowledge, these laws have not been applied to prohibit PBM companies from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs, to prohibit therapeutic substitution programs conducted by independent PBM companies, or to prohibit contractual relationships such as we have regarding these types of programs.

ERISA Regulation. ERISA regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide PBM services. We believe that the conduct of our business generally is not subject to the fiduciary obligations of ERISA. However, other PBMs, including Medco, Express Scripts, Caremark and AdvancePCS, have disclosed publicly that they are defending private litigant lawsuits alleging that they are ERISA fiduciaries. There can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations.

In addition to its fiduciary provisions, ERISA imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the health care anti-remuneration laws discussed above. Like the health care anti-remuneration laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. We have implemented policies regarding, among other things, disclosure to health plan sponsors, with respect to any commissions paid by or to us that might fall within the scope of those provisions, and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of ERISA.

Patient Choice and Benefit Design. Some states have enacted legislation that prohibits a health care plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed-care plans, including provisions relating to PBMs. Legislation has been introduced in some states to prohibit or restrict therapeutic substitution, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions. This type of legislation does not generally apply to us, but it may apply to certain of our clients, such as HMOs and health insurers. If this type of legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through PBMs and consequently make our services less attractive.

Legislation Affecting Drug Prices. Some states have adopted so-called “most favored nation” legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third-party plan. This type of legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. In addition, various Federal and state agencies, legislators and private litigants have raised the issue of how AWP should be determined. Certain products that represent an insignificant portion of our business will be reimbursed by Medicare under a new reimbursement system known as ASP starting in 2005. Pricing provisions relating to prescriptions in our contracts with clients and pharmacies generally are expressed in relation to AWP. A change in AWP could adversely affect our business, results of operations and financial condition.

Consumer Protection Legislation. Most states have consumer protection laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by the states and, in fact, have been the basis for state investigations and at least one multi-state settlement relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. Further, private litigants have become active in bringing suits against PBMs alleging violations of these laws. We do not believe that we have contractual relationships that include the features that have been viewed adversely by government enforcement authorities. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws by the government enforcers or private litigants. Also, several states recently have enacted laws and/or promulgated or proposed regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. These laws and regulations provide generally that any person may bring an action for damages or injunction for violations. While we offer a very limited commercial discount drug card program which we do not consider material to our business, there can be no assurance that the existence of such laws will not materially impact our ability to offer certain new products and/or services in the future.

Licensure. Many states have licensure or registration laws governing certain types of ancillary healthcare organizations, including preferred provider organizations, third party administrators and utilization review organizations. Laws requiring registration and regulating the operations of PBMs meeting certain criteria have also begun to appear. These laws differ significantly from state to state, and the application of these laws to the activities of PBMs is often unclear. We have registered under these laws in those states in which we have concluded that registration is required.

Confidential Information. Most of our activities involve the receipt or use by us of confidential medical information concerning individual members, including the transfer of the confidential information to the member’s health benefit plan. In addition, we use aggregated population data for research and analysis purposes. HIPAA requires our PBM clients to enter into business associate agreements with us that require us to assure confidential treatment of health care information and to only use or disclose that information as needed to provide our services and to use certain standard codes and data sets in processing claims. Further, if we become an endorsed discount drug card sponsor under MMA, we will be a covered entity under HIPAA for purposes of that program. We believe that we have taken all necessary internal measures, and made all external vendor arrangements, to meet these obligations. However, the HIPAA Regulations regarding these privacy matters only became effective on April 14, 2003, and future interpretation could result in expansion of our responsibilities. Moreover, any failure to meet current requirements, because of the heightened profile given to the privacy issue by HIPAA, could result in the loss of business by us. In addition, the laws of many states also restrict the use and disclosure of confidential medical information. State laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations.

Sanctions for failing to comply with these privacy standards under state or federal statutes or regulations include criminal penalties and civil sanctions. If we violate a patient’s privacy or are found to have violated any state or federal statute or regulation with regard to the confidentiality, dissemination or use of patient medical information, we could be liable for significant damages, fines or penalties.

In addition, new laws that may be enacted and new rules and regulations that may be adopted governing privacy and security may reduce the amount of information we may obtain or use without patient consent. Difficulties in obtaining patient consents could limit our ability to use some of our information technology products and services. Even without new legislation, our clients could prohibit us from including their members’ information in our various databases. These clients could also prohibit us from offering services to others that involve the compilation of that information.

Antitrust Legislation. Federal and state antitrust laws regulate trade and commerce and prohibit unfair competition as defined by those laws. Sanctions for failing to comply with these antitrust laws can result in criminal penalties and civil sanctions. Antirust challenges can be brought either by government agencies or by private plaintiffs, and such actions generally raise very complex issues. Private litigants have become active in bringing suits against PBMs alleging violations of these laws. We do not believe that we have business relationships that include the features that would be viewed adversely by government antitrust enforcement authorities. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws by the government enforcers or private litigants.

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services or to reduced rebates from manufacturers.

Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Congress is also currently considering proposals to reform the U.S. health care system. These proposals may increase governmental involvement in health care and PBM services and may otherwise change the way our clients do business. Our clients and prospective clients may react to these proposals and the uncertainty surrounding them by cutting back or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services or to reduced rebates from manufacturers.

In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could greatly limit our business practices and impair our ability to serve our clients.

MMA creates an endorsed discount drug card and a new drug benefit, which will provide new opportunities for PBMs to participate in the Medicare program.

We believe that these new programs will benefit the PBM industry; however, there are many uncertainties presented by the new law.

•	New opportunities for PBMs created by MMA may bring new entrants into the PBM industry, thereby increasing competition and impacting profitability.

•	The structure of the endorsed drug card program, which includes a minimal annual enrollment fee and many administrative requirements, may make it difficult to be profitable.

•	The inclusion of the PBMs as eligible endorsed drug card sponsors and the implicit role PBMs will play in the drug benefit program will increase governmental scrutiny on the industry.

Risks Related To Our Supplemental Benefits Segment

The National Do Not Call Registry under FTC rules may have a material adverse effect on the marketing of our supplemental benefit programs.

Over 50 million consumers have registered on the “Do-Not-Call-Registry” established by the FTC, which became effective on October 1, 2003. It is likely that a prohibition on telemarketing to numbers on that registry will adversely impact the telemarketing of our supplemental benefit programs, which currently is a primary method by which those programs are marketed.

We have experienced a greater reliance on monthly rather than annual sales and a reduction in program renewals as a result of reliance on telemarketing.

A significant percentage of our sales of supplemental benefit programs during 2003 was attributable to telemarketing sales. These sales involve a much higher percentage of monthly rather than annual sales than was our previous experience. This has resulted in higher initial cancellation rates and a reduction in program renewals.

The loss of our relationship with Christopher Reeve to promote our supplemental benefit programs could significantly impair our brand recognition and, thus, our ability to sell our programs.

Our agreement for Christopher Reeve to promote our programs currently expires in July 2005, with an option to extend through June 2010. The loss of the Christopher Reeve identification with our programs, upon termination of our contract or otherwise, could significantly reduce the distribution of our programs.

If we lose one or more of our marketing relationships, our access to potential customers would decline, and our business, results of operations and financial condition would suffer.

A significant majority of all of our supplemental benefits program sales is attributable to distribution relationships with Stonebridge Life Insurance Company, the successor to JC Penney Life Insurance Company, a member of the AEGON Group of Companies, referred to as “Stonebridge” and American Express Travel Related Services Company, Inc., referred to as “Amex.” If we lose one or more of these marketing relationships and are unable to replace them with other marketing outlets, our access to potential customers would decline and our business, results of operations and financial condition could suffer.

If we lose our relationships with the providers of the benefits under our programs, we could have difficulty meeting demand for our programs.

We are dependent on third party providers for the benefits included in our supplemental benefits programs. Those benefits are provided pursuant to arrangements with Unum Life Insurance Company of America, The Chubb Group of Insurance Companies, Zurich American Insurance Company and others that may be terminated on relatively short notice. If we lose these relationships and are unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

If the providers of the benefits included in our programs fail to pay or otherwise provide accrued benefits, or the extent of those benefits is deemed to be greater than the providers are obligated to pay, we could become subject to liability claims by program members.

The benefits included in the member programs are provided by other firms. If the firms with which we have contracted to provide those benefits fail to pay or otherwise provide them as required, or are negligent or otherwise culpable in providing them, or if it is determined that the level of benefits to which members are entitled exceeds the obligations of the providers, we could become involved in any resulting claim or litigation.

If we fail to comply with all of the various and complex laws and regulations governing our products and marketing, we could be subject to fines, additional licensing requirements or the inability to market in particular jurisdictions.

Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance impose strict and substantial requirements on insurance coverage sold to consumers and businesses. Compliance with these laws, rules and regulations can be arduous and imposes significant costs. The underwriters of the insurance benefits included in our programs are responsible for obtaining and maintaining regulatory approvals for those benefits. If the appropriate regulatory approvals for those insurance benefits are not maintained, we would have to stop including them. An independent licensed insurance agency is responsible for solicitations regarding the insurance benefits involved in our programs.

State insurance laws and regulations are complex and broad in scope and are subject to periodic modification as well as differing interpretations. There can be no assurance that insurance regulatory authorities in one or more states will not determine that the nature of our business requires us to be licensed under applicable insurance laws. A determination to that effect or that we or our business partners are not in compliance with applicable regulations could result in fines, additional licensing requirements or the inability to market our programs in particular jurisdictions. Such penalties could significantly increase our general operating expenses and harm our business, results of operations and financial condition. In addition, even if the allegations in any regulatory or legal action against us turn out to be false, negative publicity relating to any such allegation could result in a loss of consumer confidence and significant damage to our brand.

A primary means by which distributors currently market our programs is telemarketing. Telemarketing has become subject to an increasing amount of Federal and state regulation in the past several years. For example, such regulation limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. The FTC has adopted regulations which, beginning October 1, 2003, prohibit most telemarketers from calling a number listed on a National Do Not Call Registry. Violators are subject to a fine up to $11,000 per violation. Under those FTC regulations, telemarketers could continue to call consumers with whom a company has an existing business relationship and consumers who request information about a company’s products can be called for three months. In addition, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations. While compliance with these regulations is generally the responsibility of the distributors and subcontractors, there can be no assurance that we would have no exposure to liability.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Included in Management’s Discussion and Analysis of Financial Condition and Results of Operations)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-31 and Financial Statement Schedule on pages S-1 through S-2, attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

a) Disclosure Controls and Procedures. The Registrant’s principal executive officer and principal financial officer have evaluated the Registrant’s disclosure controls and procedures as of the end of the period covered by this report. Based upon such review, the Chief Executive Officer and Chief Financial Officer have concluded that the Registrant has in place appropriate controls and procedures designed to ensure that information required to be disclosed by the Registrant in the reports it files or submits under the Securities Exchange Act of 1934, as amended, and the rules thereunder, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in reports it files or submits under the Securities Exchange Act is accumulated and communicated to the Registrant’s management, including its principal executive officer or officers and principal financial officer or officers, or person performing similar functions as appropriate to allow timely decisions regarding required disclosure.

b) Internal Controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item will be contained in the section entitled “Executive Officers and Directors” in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in the sections entitled “Directors Compensation” and “Executive Compensation” in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHOCKHOLDER MATTERS

Information required under this item by Item 403 of Regulation SK will be contained in the section entitled “Stock Ownership” in our Proxy Statement for our 2004 Annual Meeting of Stockholders and is incorporated herein by reference. Equity Compensation Plan Information (share data in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,658	$5.19	1,802
Equity compensation plans not approved by security holders	—	—	—
Total	4,658	$5.19	1,802

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth in our proxy statement and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERIVCES

Information concerning principal accountant fees and services is set forth in our proxy statement and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report

(1)	Financial Statements

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2001, 2002, and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

Notes to Financial Statements

(2)	Financial statement schedule:

Report of Independent Auditors on Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts

(b)	Reports on Form 8-K

The Company submitted a Current Report on Form 8-K, dated October 29, 2003, reporting the results of operations and financial condition for the quarter ended September 30, 2003.

(c) Exhibits

The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description
2.1	Form of Reorganization Agreement by and among HealthExtras, Inc., HealthExtras, LLC and Capital Z Healthcare Holding Corp (1)
2.2	Catalyst Rx, Inc. Securities Purchase Agreement Dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller (2)
2.3	Catalyst Consultants, Inc. Securities Purchase Agreement Dated as of November 4, 2001 by and among HealthExtras, Inc. as the purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)
3.1(a)	Certificate of Incorporation of HealthExtras, Inc (1)
3.1(b)	Form of Amended and Restated Certificate of Incorporation (1)
3.2	Bylaws of HealthExtras, Inc. (1)
4.1	Specimen Stock Certificate of HealthExtras, Inc. (1)
4.2	Form of Stockholders’ Agreement (1)
10.1	Form of Employment Agreement between HealthExtras, Inc. and David T. Blair (1)
10.2	Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)
10.3	Reserved
10.4	Reserved
10.5	Reserved
10.6	Agreement by and between Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (1) (3)
10.7	Indemnification Agreement (1)
10.8	Sublease Agreement by and between United Payors & United Providers, Inc. and HealthExtras, Inc. (4)
10.9	Form of HealthExtras, Inc. 1999 Stock Option Plan (1)
10.10	Form of Registration Rights Agreement (1)
10.11	Securities Purchase Agreement by and among HealthExtras, Inc., as the Purchaser, and TD Javelin Capital Fund, L.P., Meriken Nominees, LTD, et. al, as the Sellers (5)
10.12	Form of HealthExtras, Inc. 2000 Stock Option Plan (6)
10.13	Form of HealthExtras, Inc. 2000 Directors’ Stock Option Plan (6)
10.14	Warrant Agreement by and among HealthExtras, Inc. and J.C. Penney Life Insurance Company (6)
10.15	Amended Agreement by and between Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (6)
10.16	Form of 2003 HealthExtras, Inc. Equity Incentive Plan(7)
11.1	Statement re: Computation of Per Share Earnings (see page F-11 of the Notes to Consolidated Financial Statements)
21.1	Subsidiaries
23.1	Consent of Independent Accountants
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2)	Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 29, 2001.
(3)	Confidential treatment requested for portion of agreement pursuant to Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(4)	Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on March 30, 2000.
(5)	Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000.
(6)	Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on April 2, 2001.
(7)	Incorporated herein by reference into this document from the Exhibit to the Registrant’s proxy statement for the annual meeting of shareholders filed on April 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEXTRAS, INC.

March 15, 2004	By:	/s/ David T. Blair

David T. Blair Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 15, 2004	By:	/s/ Thomas L. Blair Thomas L. Blair Chairman of The Board

March 15, 2004	By:	/s/ David T. Blair David T. Blair Chief Executive Officer and Director

March 15, 2004	By:	/s/ Michael P. Donovan Michael P. Donovan Chief Financial Officer and Chief Accounting Officer

March 15, 2004	By:	/s/ William E. Brock William E. Brock Director

March 15, 2004	By:	/s/ Edward S. Civera Edward S. Civera Director

March 15, 2004	By:	/s/ Steven B. Epstein Steven B. Epstein Director

March 15, 2004	By:	/s/ Frederick H. Graefe Frederick H. Graefe Director

March 15, 2004	By:	/s/ Thomas J. Graf Thomas J. Graf Director

March 15, 2004	By:	/s/ Carey G. Jury Carey G. Jury Director

March 15, 2004	By:	/s/ Deanna D. Strable-Soethout Deanna D. Strable-Soethout Director

March 15, 2004	By:	/s/ Dale B. Wolf Dale B. Wolf Director

HEALTHEXTRAS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

at December 31, 2003 and 2002

AND REPORT THEREON

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of HealthExtras, Inc.:

In our opinion, the accompanying consolidated balance sheets, and the related consolidated statements of operations, of stockholders’ equity and of cash flows, present fairly, in all material respects, the financial position of HealthExtras, Inc. and its subsidiaries (the “Company”) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5, the Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

PricewaterhouseCoopers LLP

McLean, Virginia

February 4, 2004

HEALTHEXTRAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2002	2003
ASSETS
Current assets:
Cash and cash equivalents	$17,531	$28,877
Accounts receivable, net of allowance for doubtful accounts of $425 and $889 in 2002 and 2003, respectively	37,800	51,670
Income tax receivable	2,774	—
Deferred income taxes	1,286	1,225
Deferred charges	1,888	1,835
Other current assets	1,282	1,447

Total current assets	62,561	85,054
Fixed assets, net	4,056	2,848
Deferred income taxes	3,759	—
Intangible assets, net of accumulated amortization of $459 and $1,287 in 2002 and 2003, respectively	14,186	14,324
Goodwill	33,538	37,764
Restricted cash	1,000	1,000
Other assets	902	778

Total assets	$120,002	$141,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,452	$50,863
Note payable	1,056	—
Accrued expenses and other current liabilities	2,156	2,699
Deferred revenue	4,813	4,717

Total current liabilities	42,477	58,279
Deferred income taxes	—	2,511
Note payable	18,000	10,000

Total liabilities	60,477	70,790

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 32,295 and 32,603 shares issued and outstanding at December 31, 2002 and December 31, 2003, respectively	323	326
Additional paid-in capital	70,460	71,578
Accumulated deficit	(11,243)	(926)
Deferred compensation	(15)	—

Total stockholders’ equity	59,525	70,978

Total liabilities and stockholders’ equity	$120,002	$141,768

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2001	2002	2003
Revenue	$118,226	$248,407	$384,094

Direct expenses	87,543	209,523	341,201
Selling, general and administrative expenses	38,454	35,484	25,865

Total operating expenses	125,997	245,007	367,066

Operating income (loss)	(7,771)	3,400	17,028
Interest income (expense), net	1,092	(82)	(443)

Income (loss) before income taxes and minority interest	(6,679)	3,318	16,585
Minority interest	(96)	(45)	—

Income (loss) before income taxes	(6,775)	3,273	16,585
Income tax (credit) provision	—	(10,205)	6,268

Net income (loss)	$(6,775)	$13,478	$10,317

Net income (loss) per share, basic	$(0.23)	$0.42	$0.32
Net income (loss) per share, diluted	$(0.23)	$0.42	$0.30
Weighted average shares of common stock outstanding, basic	29,731	32,234	32,447
Weighted average shares of common stock outstanding, diluted	29,731	32,420	34,454

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2001, 2002, and 2003

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Total
	Shares	Amount
Balance at December 31, 2000	28,903	$289	$54,149	$(17,946)	$(253)	$36,239

Stock issued pursuant to stock grants	193	2	(2)	—	—	—
Stock issued in exchange for services	2	—	13	—	—	13
Warrants issued or expected to be issued in connection with marketing agreement	—	—	6,125	—	—	6,125
Amortization of deferred compensation, net of forfeitures	—	—	(73)	—	145	72
Exercise of employee stock options	30	—	122	—	—	122
Repurchase and retirement of stock	(765)	(8)	(4,297)	—	—	(4,305)
Net proceeds from private placement	3,021	31	10,862	—	—	10,893
Stock issued to acquire pharmacy management contracts	40	—	195	—	—	195
Stock issued pursuant to Catalyst acquisition	367	4	2,306	—	—	2,310
Stock issued pursuant to IPM acquisition	77	1	347	—	—	348
Net loss of the year	—	—	—	(6,775)	—	(6,775)

Balance at December 31, 2001	31,868	319	69,747	(24,721)	(108)	45,237

Exercise of employee stock options	9	—	33	—	—	33
Stock issued pursuant to stock grants	82	1	(1)	—	—	—
Stock issued pursuant to Catalyst acquisition	319	3	1,053	—	—	1,056
Stock issued in exchange for services	17	—	236	—	—	236
Reversal for warrants issued or expected to be issued in connection with marketing agreement	—	—	(1,008)	—	—	(1,008)
Issuance of common stock warrants	—	—	400	—	—	400
Amortization of deferred compensation	—	—	—	—	93	93
Net income for the year	—	—	—	13,478	—	13,478

Balance at December 31, 2002	32,295	323	70,460	(11,243)	(15)	59,525

Exercise of employee stock options	171	2	815	—	—	817
Stock issued pursuant to stock grants	82	1	(1)	—	—	—
Stock issued in exchange for services	55	—	24	—	—	24
Expense related to stock options granted to employees	—	—	17	—	—	17
Expense related to stock options granted in exchange for services	—	—	263	—	—	263
Amortization of deferred compensation	—	—	—	—	15	15
Net income for the year	—	—	—	10,317	—	10,317

Balance at December 31, 2003	32,603	$326	$71,578	$(926)	$—	$70,978

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(6,775)	$13,478	$10,317
Depreciation expense	1,110	1,295	1,537
Impairment of and loss on disposal of fixed assets	—	2,680	—
Deferred income taxes	—	(10,205)	6,268
Noncash charges (credits)	6,211	(680)	190
Amortization of goodwill	615	—	—
Amortization of intangibles and other assets	95	548	885
Minority interest	96	45	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,045)	(486)	(9,887)
Income tax receivable	—	—	2,606
Other assets	298	(795)	(98)
Deferred charges	1,473	198	53
Accounts payable, accrued expenses, and other liabilities	1,502	(6,405)	11,596
Deferred revenue	(2,612)	305	(97)

Net cash provided by (used in) operating activities	(2,032)	(22)	23,370

Cash flows from investing activities:
Capital expenditures	(1,509)	(1,991)	(324)
Business acquisitions and related payments, net of cash acquired	1,634	(31,648)	(4,517)
Purchase of intangible assets	(300)	(450)	—
Deposits, restricted cash and other	(414)	600	—

Net cash used in investing activities	(589)	(33,489)	(4,841)

Cash flows from financing activities:
Proceeds from borrowings	—	30,500	—
Repayment of line of credit	—	(12,500)	(8,000)
Proceeds received from exercise of stock options	122	33	817
Payments to reacquire common stock	(4,305)	—	—
Net proceeds from sale of common stock	10,892	—	—

Net cash provided by (used in) financing activities	6,709	18,033	(7,183)

Net (decrease) increase in cash and cash equivalents	4,088	(15,478)	11,346
Cash and cash equivalents at the beginning of year	28,921	33,009	17,531

Cash and cash equivalents at the end of year	$33,009	$17,531	$28,877

Supplemental disclosure:
Cash paid for interest	$—	$319	$600

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY

HealthExtras, Inc. (the “Company”) is a provider of pharmacy benefit management (“PBM”) services and supplemental benefit programs. The Company’s PBM clients include managed-care organizations, self-insured employers and third-party administrators (“payors”) who contract with the Company to cost-effectively administer the prescription drug component of their overall health benefit plans. Individual customers are the major purchasers of our supplemental benefit programs. Our PBM segment generates the significant majority of our revenues and is expected to be the primary source of future growth and anticipated profits. The PBM segment accounted for approximately 86% of the Company’s revenues in 2003. Our acquisitions of International Pharmacy Management, Inc. (“IPM”) in 2000, Catalyst Rx and Catalyst Consultants (“Catalyst”) in 2001 and Pharmacy Network National Corporation (“PNNC”) in 2002 have contributed to the growth of the Company’s PBM business.

Pharmacy Benefit Management Services Segment

The Company’s PBM segment, which operates under the brand name, “Catalyst Rx,” has established a non-exclusive nationwide network of over 53,000 retail pharmacies. In general, clients contract with Catalyst Rx to access negotiated retail pharmacy network rates, to participate in certain rebate arrangements with manufacturers based on formulary design and to benefit from the other care enhancement protocols in our system. Catalyst Rx has a strong client market presence in Georgia, Nevada, New Mexico, Oklahoma, Texas, and the Carolinas.

The PBM segment has over 1,000 clients; one client generated approximately 12% of revenue in the PBM segment. The Company has not experienced any losses from this client in the past and does not anticipate any material losses in the future.

Supplemental Benefits Programs

The Company’s supplemental benefits segment, which operates under the brand name, “HealthExtras,” generates revenue from the sale of membership programs which include insurance and other benefits. All of the insurance and service features included in these programs are supplied by outside vendors. Insurance companies underwrite the insurance components of these programs. Thus, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by third-party insurers. The Company has distribution agreements with many of the nation’s largest financial institutions (the “distributors”) along with leading affinity groups and associations. Additionally, the Company has a relationship with actor and advocate Christopher Reeve to promote our benefits programs.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in these financial statements include the following: rebates due from pharmaceutical manufacturing companies, the value of intangible assets acquired in business combinations and related amortization periods, bad debt provisions, income tax provisions and related valuation allowances, and, in years prior to 2003, the estimate of the value and number of common stock warrants to be issued to a distributor under a marketing compensation agreement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable.

The Company maintains its cash and cash equivalents in financial institutions with high credit ratings; however, at times the balances may exceed federally insured amounts. The Company has not experienced any losses related to its cash or cash equivalents and believes it is not exposed to any significant credit risk on its cash or cash equivalents.

Accounts receivable consists principally of amounts due from the Company’s PBM customers. The Company holds no collateral for accounts receivable. Concentration of risks with respect to receivables is mitigated based on the geographical dispersion of customers and Company’s communications with clients and the Company’s continuous review of outstanding receivables. Management also performs ongoing credit evaluations of its customers and provides allowances as deemed necessary. The Company has not experienced significant losses related to receivables in the past. The Company’s collection experience indicates limited loss exposure due to the nature of the benefits involved and the necessity of benefit continuity for plan sponsor employees.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

All highly liquid investments purchased with a maturity date of three months or less when purchased are classified as cash and cash equivalents. At December 31, 2003 the Company had $1,000,000 on deposit in a restricted account with the State of Nevada as security for performance of its pharmacy benefit management obligations and this amount is excluded from cash and cash equivalents.

Fixed assets

Fixed assets are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives range from 3-5 years for the Company’s equipment and computer software while leasehold improvements are amortized over the shorter of the estimated lives of the assets or the lease term.

Internally developed software

The Company capitalizes costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized internal use software development costs include only (1) external direct costs of materials and services consumed in developing and obtaining software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases when the project is substantially complete and ready for its intended purpose. The Company capitalized approximately $67,000 in internal use software development costs in 2003.

Impairment of long-lived assets

The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. An impairment loss is recognized when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets.” Under the new pronouncement, goodwill and intangible assets that have an indefinite life are no longer amortized, but are subject to at least an annual impairment assessment by applying a fair value based test. Other intangible assets that have finite useful lives continue to be amortized over their useful lives. Prior to adoption of this statement, goodwill was amortized on a straight-line basis over 15 years.

Revenue and direct expense recognition

The Company recognizes revenues from PBM services, which include sales of prescription drugs by pharmacies in the Company’s nationwide network and related claims processing fees, provided to its clients. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When the Company has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider are recorded as direct expenses. The contracts require the Company to assume the credit risk of its clients’ abilities to pay. In addition, under most of its client contracts, the Company is at risk for the difference between the payments the Company receives from its clients and the negotiated reimbursements the Company pays to its pharmacies. When the Company administers pharmacy reimbursement contracts and does not assume credit risk, the Company records only its administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of such rebates due to plan sponsors is recorded as a reduction of revenue. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party.

Member co-payments are not recorded as revenue. Under the Company’s client contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, the Company does not assume liability for member co-payments in pharmacy transactions. As such, the Company does not include member co-payments to pharmacies in revenue or operating expenses.

The primary determinant of revenue recognition for the supplemental benefits segment is monthly program enrollment and, prior to October 2002, payments from certain distributors related to new member enrollments. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program revenue recognized by the Company includes the cost of membership features supplied by others, including the insurance components. Direct program expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and the related expense are determined monthly, as are the remaining direct expenses.

Prior to October 2002, payments from distributors related to new member enrollments were recorded as revenue to the extent of related direct expenses, which cumulatively exceeded payments from distributors.

Revenue from supplemental benefit programs and related direct expenses (principally marketing and processing fees and the cost of the benefits provided to program members) are initially deferred during the period in which a program member is entitled to obtain a refund (generally 90 days). If a member requests a refund, the Company retains any interest earned on funds held during the refunded membership period. Total revenue and direct expenses attributable to the initial deferral are recognized subsequent to the end of the initial deferral period. After the initial deferral period, revenue is recognized as earned and direct expenses as incurred.

The Company has historically maintained a prepaid balance for the cost of insurance benefits included in its programs. The carrying value of the prepayment was adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period. In the event that a period of coverage was purchased in advance, and there were insufficient members to utilize the coverage, the value would expire and be expensed by the Company without any related revenue. In 2002 and 2003, these prepaid insurance costs were fully utilized, however, the Company does maintain minimum premium commitments to various underwriters covering $1.9 million in annualized premiums. The Company believes that current enrollment levels will allow it to fully utilize this commitment without losses for unused coverage.

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net income (loss) per share

Basic net income (loss) per common share, excludes dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur (using the treasury stock method) if options and warrants to issue common stock were exercised.

The following represents a reconciliation of the number of shares used in the basic and diluted net income (loss) earnings per share computations (amounts in thousands except per share data):

	2001	2002	2003
Net income (loss)	$(6,775)	$13,478	$10,317

Calculation of shares:
Weighted average common shares outstanding, basic	29,731	32,234	32,447
Dilutive effect of stock options and warrants	—	186	2,007

Weighted average common shares outstanding, diluted	29,731	32,420	34,454

Net income (loss) per common share, basic	$(0.23)	$0.42	$0.32

Net income (loss) per common share, diluted	$(0.23)	$0.42	$0.30

In 2001, diluted net loss per share was equal to basic loss per share because the Company operated at a loss.

The following options and warrants were not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of the common shares:

	2001	2002	2003
Options and warrants to purchase shares of common stock (in thousands)	—	5,292	48

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive income

The Company has no other comprehensive income.

Stock-based compensation

At December 31, 2003, the Company provided stock-based compensation plans for employees and directors. Stock-based compensation is accounted for using the intrinsic value-based method in accordance with the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based compensation is reflected in net income for those options granted under these plans that had an exercise price less than the market value of the underlying common stock on the grant date.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employees’ compensation. Amounts are in thousands, except per share data.

	2001	2002	2003
Net income (loss), as reported	$(6,775)	$13,478	$10,317
Add: Stock-based compensation expense included in net income (net of related taxes in 2003)	—	—	11
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards (net of related taxes in 2002 and 2003)	1,266	1,766	1,512

Pro forma net income (loss)	$(8,041)	$11,712	$8,816

Net income (loss) per share:
Basic – as reported	$(0.23)	$0.42	$0.32
Basic – pro forma	$(0.28)	$0.36	$0.27
Diluted – as reported	$(0.23)	$0.42	$0.30
Diluted – pro forma	$(0.28)	$0.36	$0.26

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value for these options was estimated at the date of the grants using the modified American Black-Scholes economic option-pricing model with the following assumptions for the years ended 2001, 2002, and 2003.

	2001	2002	2003
Expected term	5 years	5 years	5 years
Volatility factor	84.2%	87.0%	80.7–87.3%
Risk free interest rate	3.8–5.2%	2.9–5.1%	2.3–3.3%
Dividend yield	—	—	—
Fair value	$3.76	$3.72	$4.67

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Because the Company does not have any such commitments or guarantees, there is no impact on the Company’s financial statements as a result of the issuance of FIN 45 at December 31, 2003.

In November 2002, the Emerging Issues Task (“EITF”) reached a final consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” which is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF Issue No.00-21, revenue arrangements with multiple deliverables are required to be divided into separate units of accounting under certain circumstances. The Company adopted EITF Issue No. 00-21 on July 1, 2003, and such adoption had no impact on the Company’s consolidated financial statements.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2003 had no impact on the Company’s financial statements at December 31, 2003.

4.	BUSINESS COMBINATIONS

Acquisition of Catalyst

During the first quarter of 2002, the Company purchased the remaining 20% minority interest in Catalyst for 319,033 shares of the Company’s stock valued at $1.1 million and notes payable of $4.2 million. This purchase resulted in the Company owning 100% of Catalyst. The stock was transferred to the seller on April 1, 2002, $3.1 million in cash was paid in 2002, and the final installment of $1.1 million paid on March 1, 2003.

Acquisition of PNNC

On December 1, 2002, the Company acquired 100% of the common stock of PNNC. Total consideration for PNNC stock was $20.2 million. Total acquisition cost included transaction costs of approximately $1.4 million. Funding for the $21.6 million cash transaction was derived from the Company’s working capital. PNNC is a provider of pharmacy benefit management services to a diverse client base with significant geographic concentration in the Carolinas and Tennessee. The acquisition of PNNC provided growth in the Company’s PBM business and additional diversification of the Company’s customer base. The purchase price was determined based on the Company’s assessment of PNNC’s potential to generate future cash flows from its existing customer contracts and through acquisition of new customers.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition resulted in goodwill of approximately $10.6 million. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At December 1, 2002
Current assets, including cash of $6,246	$24,038
Fixed assets	46
Intangible assets	8,000
Goodwill	10,579
Deferred income taxes	286

Total assets acquired	42,949
Current liabilities assumed	(18,294)
Deferred income tax liability	(3,090)

Net assets acquired	$21,565

In 2003, the Company increased goodwill by approximately $128,000 for additional acquisition costs and decreased goodwill by approximately $142,000 for the elimination of a previously recorded tax receivable due to PNNC.

Pro forma consolidated results

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2001 and 2002 is presented as though Catalyst and PNNC had been acquired at the beginning of the respective periods, after giving effect to purchase accounting adjustments relating to the amortization and intangible assets. Results are in thousands, except for per share data.

	2001	2002
Revenue	$280,193	$355,830
Net income (loss)	$(1,860)	$15,212
Net income (loss) per share, basic	$(0.06)	$0.47
Net income (loss) per share, diluted	$(0.06)	$0.47
Weighted average shares, basic	30,369	32,286
Weighted average shares, diluted	30,369	32,472

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of Catalyst and PNNC at January 1, 2002, nor are these results indicative of future operating results.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, to support its geographic expansion and growth, the Company has periodically completed various insignificant business acquisitions to secure local operating assets, new pharmacy network contracts and local market executive offices. None of these transactions has had any significant impact on the Company’s reported revenues, assets or results of operations.

5.	GOODWILL

The changes in the goodwill for the year ended December 31, 2003 are as follows (in thousands):

	2002	2003
Balance as of January 1	$17,567	$33,538
Goodwill acquired in acquisitions and other adjustments	15,971	4,226

Balance as of December 31	$33,538	$37,764

The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets effective January 1, 2002. The Company completed its initial adoption impairment testing of goodwill and concluded that no impairment of goodwill existed. The Company performed similar tests as of December 31, 2002 and 2003, and concluded that no impairment of goodwill exists.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as January 1, 2001 (in thousands):

2001
Net loss, as reported	$(6,775)
Goodwill amortization	615

Net loss, as adjusted	$(6,160)

Net loss per share, basic, as reported	$(0.23)
Goodwill amortization	0.02

Net loss per share, basic, as adjusted	$(0.21)

Net loss per share, diluted, as reported	$(0.23)
Goodwill amortization	0.02

Net loss per share, diluted, as adjusted	$(0.21)

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INTANGIBLE ASSETS

As of December 31, 2003, intangible assets consisted of the following (in thousands):

	2002	2003	Amortization Period
Catalyst customer contracts	$5,700	$5,700	20 years
PNNC customer contracts	8,000	8,000	20 years
Other PBM contracts	945	1,911	5 – 20 years

Total intangible assets	14,645	15,611
Accumulated amortization	(459)	(1,287)

	$14,186	$14,324

Catalyst and PNNC customer contracts represent the estimated fair value of customer contracts held by Catalyst and PNNC at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income–method valuation calculations, performed by an independent consulting firm.

Other PBM contracts allow the Company to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate. The estimated aggregate amortization expense of intangible assets through 2008 is as follows (in thousands):

Year	Amount
2004	$864
2005	864
2006	864
2007	824
2008	804

Total	$4,220

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	FIXED ASSETS

Fixed assets consist of the following (in thousands):

	2002	2003
Computer equipment and software	$2,257	$2,461
Software development costs	—	67
Furniture, fixtures and office equipment	1,233	1,291
Leasehold improvements	1,901	1,901
Transportation equipment	1,666	1,666

Total fixed assets	7,057	7,386
Accumulated depreciation and amortization	(3,001)	(4,538)

Total fixed assets, net	$4,056	$2,848

Depreciation expense for the years ended December 31, 2001, 2002, and 2003 was approximately $1.1 million, $1.3 million, and $1.5 million, respectively.

In the first quarter of 2002, the Birmingham, Alabama office was closed and its operations were consolidated within the Company’s Rockville, Maryland and Las Vegas, Nevada offices. At that time, the Company disposed of assets at a loss of approximately $116,000.

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

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INCOME TAXES

The components of income tax (credit) provision at December 31, 2002 and 2003 are as follows (in thousands):

	2002	2003
Deferred:
Federal	$(8,979)	$5,478
State	(1,226)	790

Total	$(10,205)	$6,268

In 2001, the Company recorded a full valuation allowance against the Company’s deferred tax assets due to the uncertainty as to their ultimate realization. In the fourth quarter of 2002, as a result of the Company’s profitability, the Company recognized approximately $10.2 million in tax benefits principally resulting from the Company releasing the full valuation allowance for its deferred tax asset. In 2003, the Company recorded a provision for income taxes of approximately $6.3 million.

A summary of the components of deferred income taxes at December 31, 2002 and 2003 is as follows (in thousands):

	2002	2003
Deferred tax assets (liabilities):
Accrued expenses	$79	$33
Rebates payable	96	641
Allowance for doubtful accounts	160	182
Deferred charges	(536)	(515)
Deferred revenue	1,858	1,821
Customer-based intangibles	(5,136)	(5,025)
Rebates receivable	(239)	(1,381)
Non-compete agreements	211	197
Net operating loss carryforwards	8,530	2,724
Other	22	37

Net deferred tax asset (liability)	$5,045	$(1,286)

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has federal net operating loss carryforwards of approximately $6.0 million at December 31, 2003, available for carryforward to future periods. The carryforwards expire at various times beginning in 2010 through 2021.

The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2001	2002	2003
U.S. Federal Statutory tax rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefits	(4.2)	4.6	4.4
Non-deductible expenses	3.3	(0.5)	0.1
Valuation allowance (release)	34.9	(345.7)	—
Other	—	—	(0.8)

Effective tax rate	—%	(307.6)%	37.7%

9.	NOTES PAYABLE

On January 22, 2002, the Company arranged a line of credit of $5.0 million to support the working capital required for the Company’s acquisition of Catalyst. The line of credit was collateralized by a certificate of deposit with an approximate balance of $5.6 million held by the lending financial institution. Under the terms of the agreement, all outstanding principal and accrued interest were to be paid on or before July 22, 2002. Interest, at a rate of 4.59% per annum, was paid monthly. The Company repaid the outstanding principal of $4.5 million in April 2002.

In March 2002, the Company arranged an $8.0 million revolving credit facility. Borrowings on the credit facility were collateralized by substantially all of the Company’s trade receivables. The credit facility contained affirmative and negative covenants related to indebtedness, capital expenditures, and consolidated net worth. Interest was payable in arrears on the fifth day of each month at LIBOR plus 2.25%. The Company repaid the outstanding principal in December 2002.

In December 2002, the Company arranged an $18.0 million revolving credit facility with a commercial bank, the term of which was extended through May 2005 in the second quarter of 2003. Borrowings on the credit facility are collateralized by substantially all of the Company’s trade receivables. The credit facility contains affirmative and negative covenants related to indebtedness, other liabilities, and consolidated net worth. In December 2003, the line of credit on the facility was increased to $25 million. The interest rate remained at LIBOR plus 2.75%, payable in arrears on the fifth day of each month. The effective interest rate at December 31, 2003 was 3.87%. The outstanding balance on the credit facility at December 31, 2003 was $10.0 million.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense for the years ended December 31, 2002 and 2003, was approximately $319,000 and $595,000, respectively.

10.	STOCKHOLDERS’ EQUITY

Stock option plans

During 1999, the Company established the HealthExtras, Inc. 1999 Stock Option Plan (“1999 SOP”). The maximum number of shares of the Company’s common stock available for issuance pursuant to the grant of options under the 1999 SOP is 4,000,000 shares. All officers, employees and independent contractors of the Company are eligible to receive option awards. A Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the 1999 SOP. Stock options granted under the 1999 SOP vest ratably over a period of four years and the contractual life of all of the stock options is ten years.

In 2000, the Company adopted the HealthExtras, Inc. 2000 Stock Option Plan (“2000 SOP”) and the HealthExtras, Inc. Directors’ Stock Option Plan (“Directors’ SOP”). The maximum number of the Company’s common shares available for issuance pursuant to the grant of options under the 2000 SOP and the Directors’ SOP are 1,000,000 and 200,000 shares, respectively. Under the 2000 SOP, options granted vest ratably over a period of four years from the date of grant. The Directors’ SOP provides for options granted to be exercisable on the first anniversary date of the grant. The maximum contractual life of all stock options granted under the 2000 SOP and the Directors’ SOP is ten years.

In 2003, the Company’s shareholders approved and the Company adopted the HealthExtras, Inc. 2003 Equity Incentive Plan (“2003 EIP”). In addition to the qualified and non-qualified options, the 2003 Equity Incentive Plan allows the Company to make direct grants of restricted shares of the Company’s common stock. The maximum number of shares of the Company’s common stock available for issuance is 1,500,000 shares. As with the 1999 SOP and the 2000 SOP, the 2003 EIP allows all officers, employees and independent contractors to receive awards. The Board of Directors’ Compensation Committee has the authority to determine applicable restrictions and vesting periods.

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

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarized stock option activity under all plans for the three years ended December 31, 2003 (in thousands, except price per share and weighted-average exercise price):

	Number of Shares of Common Stock	Price Per Share	Weighted- Average Exercise Price
Balance, December 31, 2000	4,256	$4.06–13.20	$10.31

Granted	997	3.50–9.65	5.44
Exercised	(30)	4.06	4.06
Forfeited	(191)	3.56–4.62	3.90
Canceled	(2,793)	13.20	13.20

Balance, December 31, 2001	2,239	3.50–9.65	5.02

Granted	2,957	2.42–6.62	5.23
Exercised	(9)	3.57	3.57
Forfeited	(320)	3.31–7.15	4.51

Balance, December 31, 2002	4,867	2.42–7.15	5.16

Granted	295	3.63–9.65	5.52
Exercised	(201)	2.75–6.62	4.65
Forfeited	(303)	3.31–6.62	4.65

Balance, December 31, 2003	4,658	$2.42–9.65	$5.19

Exercisable, December 31, 2001	354	$4.06–5.63	$4.62
Exercisable, December 31, 2002	827	$3.25–9.65	$5.40
Exercisable, December 31, 2003	1,858	$2.42–9.65	$5.08

Of the 201,000 options that were exercised in 2003, approximately 30,000 options were exercised in a cashless transaction.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the outstanding options at December 31, 2003 (in thousands, except for weighted-average exercise price):

	Options Outstanding
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$2.42 – 5.45	2,707	7.8	$4.12
$6.55 – 9.65	1,951	8.3	$6.68

$2.42 – 9.65	4,658	8.1	$5.19

Stock (member interests) grants

In February 1999, certain management employees were granted effective member interests aggregating 1.87% (equivalent to 413,333 common shares of the Company), after giving effect to an existing commitment to sell a 20% interest in the Company to a third party for $5.0 million. Such grants vested over a four-year period commencing March 1, 1999. The Company recorded the estimated fair value of these interests of $467,573 ($1.13 per common share) as stockholders’ equity and deferred compensation expense.

During 2001, 2002, and 2003, amortization of deferred compensation expense amounted to approximately $73,000, $92,000, and $15,000, respectively. During 2001, two of the employees left the Company and one of the employees restructured a compensation package, forfeiting the interest in the unvested stock grants. The value of interests forfeited of approximately $73,000 was deducted from the additional paid-in capital and deferred compensation in 2001. As such grants were 100% vested and distributed in the first quarter of 2003, no additional deferred compensation expense relating to these stock grants will be recorded.

Common Stock Warrants

During 2000, the Company entered into an agreement whereby warrants to acquire up to 4.2 million shares of common stock at exercise prices ranging from $5.21 to $15.63 per share, which could have been earned by a distributor. The issuance of 3.4 million of these warrants was contingent on the distributor exceeding specific annualized revenue thresholds to be measured for the twelve-month periods ending June 30, 2001, 2002, and 2003. The issuance of 800,000 of these warrants was contingent on the

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

distributor’s revenue contributions relative to other Company revenues as defined in the agreement for the years ended December 31, 2001 and 2002. The maximum contractual life of the warrants from the date of grant was five years.

During 2001, warrants for 750,000 shares were issued with the exercise price at $5.21 with an expiration date of July 22, 2006. In accordance with EITF 01-9, “Accounting Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” the Company recorded the $5.1 million expense related to these warrants as a reduction of revenue from the distributor rather than as a charge to direct expense.

Also in 2001, in accordance with EITF 01-9, the Company recorded a reduction of revenue of $1.0 million related to common stock warrants expected to be issued with respect to the annualized revenue threshold for the year ending June 30, 2002. Annualized revenues under the contract for the year ending June 30, 2002 were estimated based on the performance of the distributor through December 31, 2001. Due to the lower fair value of the warrants in the first quarter of 2002, the Company recognized a non-cash credit of approximately $477,000 in the first quarter of 2002. In the second quarter of 2002, it was determined that the distributor had not exceeded the specific annualized revenue thresholds; thus, the Company reversed the remaining charge of approximately $531,000 for the warrant agreement. To comply with EITF 01-9, the $1.0 million of total non-cash credits was recorded as revenue during 2002. This arrangement will result in no further issuance of warrants beyond the originally issued 750,000 warrants.

In January 2004, pursuant to an exchange agreement entered into between the distributor and the Company the distributor surrendered the 750,000 warrants in exchange 394,773 shares of common stock to be issued by the Company. The Company agreed to accept such surrender and exchange and issued the 394,773 shares of common stock to be registered in the name of the distributor in January 2004. The distributor then sold the 394,773 shares through a broker transaction.

During 2002, the Company issued common stock warrants to Health Care Horizon’s Inc., d/b/a Cimarron Health Plan (“Cimarron”) that give Cimarron the right to purchase 250,000 shares of the Company’s common stock for $5.22 per share. The warrants are exercisable at any time after the grant date, with a condition that the Company must be the exclusive provider of PBM services to Cimarron on the date of exercise. The term of the PBM contract is from July 1, 2002, to September 30, 2009. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services,” the measurement date was determined to be the grant date of April 1, 2002. Using an equity-pricing model, the value of the 250,000 warrants was estimated to be $400,000 and was recorded as a deferred charge and additional paid-in capital at April 1, 2002. This deferred charge is being recognized over the life of the seven-year contract

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beginning July 2002, on a straight-line basis. The Company recorded approximately $29,000 and $57,000 of contra-revenue related to amortization of the cost of the warrants in 2002 and 2003, respectively.

Private Placement

In September of 2001, the Company issued 3,020,782 shares of the Company’s common stock to third parties in exchange for net proceeds of $10.9 million. The purchase price was based on the price of the Company’s stock at September 26, 2001. Warrants to acquire 845,816 shares of common stock were also granted in the private placement with the exercise price at $5.37, which were vested immediately and expire on September 26, 2005.

	2002		2003
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price
Options issued through the Company’s stock option plans	4,867	$5.16	4,658	$5.19
Warrants issued to a distributor	750	5.21	750	5.21
Warrants issued in Private Placement	846	5.37	846	5.37
Warrants issued to Health Care Horizon’s, Inc. d/b/a Cimarron	250	5.22	250	5.22

Total options and warrants outstanding	6,713	$5.19	6,504	$5.22

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	LEASE COMMITTMENTS

The Company maintains non-cancelable lease agreements for office space in its four main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases.

The future minimum payments due under non-cancelable leases are as follows (in thousands):

2004	$833
2005	484
2006	375
2007	330
2008	317
Thereafter	899

$3,238

Rent expense for the years ended December 31, 2001, 2002 and 2003, was approximately $753,000, $797,000 and $1.2 million, respectively.

12.	COMMITMENTS AND CONTINGENCIES

In 2000, the Company extended a marketing agreement for a five-year term, whereby the Company committed to total non-refundable payments of $5.0 million due in equal annual installments for an individual’s participation in various marketing campaigns. As of December 31, 2003, installments totaling $1.0 million remained committed under this agreement. The Company has the option to extend this agreement for another five-year period, which would result in an additional commitment of $7.7 million.

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

13.	SEGMENT REPORTING

The Company operates in two business segments, PBM and supplemental benefits. The following table presents financial data by segment for the years ended December 31, 2002 and 2003. PBM services operating results include the results for Catalyst and PNNC from their respective dates of acquistion. In 2003 the Company revised its

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

methodology for evaluating segment performance to exclude certain corporate overhead from segment operating expenses. Segment reporting disclosure for the year ended December 31, 2002 has been modified to conform to this new methodology.

Segment information for 2003, 2002 and 2001 is as follows (in thousands):

December 31, 2003
	PBM	Supplemental Benefits	Total
Revenue	$331,530	$52,564	$384,094
Segment operating expenses	317,760	43,959	361,719
Segment operating income	13,770	8,605	22,375
Total assets	132,532	9,236	141,768
Accounts receivable	51,414	256	51,670
Accounts payable	49,612	1,251	50,863

December 31, 2002
	PBM	Supplemental Benefits	Total
Revenue	$182,276	$66,131	$248,407
Segment operating expenses	173,905	64,645	238,550
Segment operating income	8,371	1,486	9,857
Total assets	104,403	15,599	120,002
Accounts receivable	37,527	273	37,800
Accounts payable	33,864	588	34,452

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001
	PBM	Supplemental Benefits	Total
Revenue	$46,894	$71,332	$118,226
Segement operating expenses	46,233	78,575	124,808
Segment operating income (loss)	661	(7,243)	(6,582)
Total assets	67,527	20,626	88,153
Accounts receiveable	19,653	2,758	22,411
Accounts payable	22,580	2,014	24,594

Operating expenses of the segments exclude $1.2 million, $6.5 million, and $5.4 million in corporate overhead that was not allocated by management in assessing segment performance for the years ended December 31, 2001, 2002 and 2003, respectively.

14.	401(k) SAVINGS PLAN

In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the “Plan”). The Plan benefit is available to all of the Company employees, including those of its subsidiaries, subject to certain service requirements. Since the Company’s inception, the Company has matched the first $1,000 of the employee’s contribution and 50% thereafter subject to statutory limits. The Company’s contribution vests ratably over 5 years for each employee. For the years ended December 31, 2001, 2002 and 2003, the Company expensed approximately $105,000, $165,000, and $259,000, respectively, under the Plan.

15.	RELATED PARTY TRANSACTIONS

During 2000, the Company entered into a joint venture with Southern Aircraft Leasing Corporation, owned by the Chairman of the Board of the Company, whereby the Company invested $988,500 for a fractional interest of approximately 45% in two aircraft used for corporate business purposes. This amount was included in other assets. In December 2002, the Company dissolved the joint venture by acquiring the fractional ownership in its entirety for approximately $725,000. The carrying value of

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the investment of approximately $881,000 at the date of dissolution together with the $725,000 payment to acquire the fractional interest in its entirety, were recorded in fixed assets at December 31, 2002. The carrying value of the investment was approximately $1.3 million at December 31, 2003.

For corporate business purposes, the Company also utilizes the services of an aircraft owned by Southern Aircraft Leasing Corporation. For the year ended December 31, 2002, the Company paid approximately $49,000 for utilizing the services of such aircraft. The Company did not utilize the services of Southern Aircraft Leasing Corporation in 2003. As of December 31, 2001, a deposit of $600,000 was held by Southern Aircraft Leasing Corporation. Southern Aircraft Leasing Corporation returned this deposit to the Company in the first quarter of 2002.

In August of 2001 in anticipation of the exercise of certain warrants held by a distributor, the Company repurchased and retired 750,000 shares of Company common stock from the Chairman of Board. The total amount paid to repurchase the shares was $4,215,000 based upon a discount to the market price of the stock. The purchase transaction and the price paid for the stock were reviewed and approved by the Board of Directors.

During 2003, the Company used the legal services of a law firm in which a member of the Board of Directors is a shareholder and member of the executive committee. The Company legal fees from the law firm were approximately $78,000 in 2003.

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2002 and 2003 (in thousands, except per share amounts):

2003 Quarterly Operating Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$91,735	$94,115	$95,003	$103,241
Operating income	3,206	3,759	4,666	5,397
Income before income taxes	3,057	3,645	4,568	5,315
Net income	$1,874	$2,238	$2,805	$3,400
Net income per common share, basic	$0.06	$0.07	$0.09	$0.10
Net income per common share, diluted	$0.06	$0.07	$0.08	$0.09

2002 Quarterly Operating Results	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$54,652	$55,249	$63,907	$74,599
Operating income (loss)	573	1,587	1,540	(300)
Income (loss) before income taxes and minority interest	629	1,527	1,517	(355)
Net income	$584	$1,527	$1,517	$9,850
Net income per common share, basic and diluted	$0.02	$0.05	$0.05	$0.30

The $300,000 loss from operations in the 2002 fourth quarter is a direct result of the $2.6 million fixed asset impairment explained in Note 7.

REPORT OF INDEPENDENT AUDITORS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of HealthExtras, Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 4, 2004, appearing in this Annual Report on Form 10-K, also included an audit of the financial statement schedule appearing on page S-2. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

McLean, Virginia

February 4, 2004

S-1

HEALTHEXTRAS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Period	Additions Charged to Expense	Additions Due to Acquisitions	Deductions	Balance End of Period
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2003	$ 425	$189	$391	$ (116)	$ 889
Year ended December 31, 2002	457	91	145	(268)	425
Year ended December 31, 2001	454	38	—	(35)	457

Deduction from asset account:
Allowance for deferred tax assets:
Year ended December 31, 2003	$ —	$—	$ —	$ —	$ —
Year ended December 31, 2002	9,926	279	—	(10,205)	—
Year ended December 31, 2001	9,216	710	—	—	9,926

Additions to the valuation allowance in 2002 represent the net increases in the Company’s deferred tax asset before the decision was made to release the reserve in the fourth quarter of 2002.

S-2