Form 10-Q
period 2004-03-31
HEALTHEXTRAS INC
filed 2004-05-10
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 0-31014

HEALTHEXTRAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2181356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2273 Research Boulevard, 2nd Floor, Rockville, Maryland 20850

(Address of principal executive offices, zip code)

(301) 548-2900

(Registrant’s phone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

As of May 5, 2004 there were 33,121,638 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

First Quarter 2004 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEALTHEXTRAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$30,287	$28,877
Accounts receivable, net of allowance for doubtful accounts of $800 and $889 at March 31, 2004 and December 31, 2003, respectively	50,420	51,670
Deferred income taxes	1,225	1,225
Deferred charges	2,210	1,835
Other current assets	1,735	1,447

Total current assets	85,877	85,054
Fixed assets, net	2,557	2,848
Intangible assets, net of accumulated amortization of $1,503 and $1,287 at March 31, 2004 and December 31, 2003, respectively	14,108	14,324
Goodwill	37,764	37,764
Restricted cash	1,000	1,000
Other assets	749	778

Total assets	$142,055	$141,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,606	$50,863
Accrued expenses and other current liabilities	2,130	2,699
Deferred revenue	4,908	4,717

Total current liabilities	55,644	58,279
Deferred income taxes	4,591	2,511
Note payable	7,000	10,000

Total liabilities	67,235	70,790

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 33,099 and 32,603 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	331	326
Additional paid-in capital	71,975	71,578
Retained earnings (Accumulated deficit)	2,514	(926)

Total stockholders’ equity	74,820	70,978

Total liabilities and stockholders’ equity	$142,055	$141,768

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Revenue	$110,520	$91,735

Direct expenses	97,695	82,460
Selling, general and administrative expenses	7,226	6,069

Total operating expenses	104,921	88,529

Operating income	5,599	3,206
Interest expense, net	79	149

Income before income taxes	5,520	3,057
Income tax provision	2,081	1,183

Net income	$3,439	$1,874

Net income per share, basic	$0.10	$0.06
Net income per share, diluted	$0.10	$0.06
Weighted average shares of common stock outstanding, basic	32,964	32,337
Weighted average shares of common stock outstanding, diluted	35,937	32,507

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$3,439	$1,874
Depreciation expense	380	395
Deferred income taxes	2,080	1,183
Noncash charges	55	18
Amortization of intangibles and other assets	230	204
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,250	(2,672)
Income tax receivable	—	662
Other assets	(273)	(24)
Deferred charges	(375)	(272)
Accounts payable, accrued expenses, and other liabilities	(2,827)	8,096
Deferred revenue	191	58

Net cash provided by operating activities	4,150	9,522

Cash flows from investing activities:
Capital expenditures	(88)	(50)
Business acquisitions and related payments	—	(1,056)

Net cash used in investing activities	(88)	(1,106)

Cash flows from financing activities:
Repayment of line of credit	(3,000)	(2,000)
Net proceeds from sale of common stock	348	—

Net cash used in financing activities	(2,652)	(2,000)

Net increase in cash and cash equivalents	1,410	6,416
Cash and cash equivalents at the beginning of period	28,877	17,531

Cash and cash equivalents at the end of period	$30,287	$23,947

Supplemental disclosure:
Cash paid for interest	$113	$192

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others”, which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Because the Company does not have any such commitments or guarantees, there is no impact on the Company’s financial statements as a result of the issuance of FIN 45.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 for provisions effective during 2004 and 2003 has had no impact on the Company’s consolidated financial statements.

In December 2003, the FASB issued FAS 132, Revised, (“FAS 132R”), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” A revision of the pronouncement originally issued in 1998, FAS 132R expands employers’ disclosure requirements for pension and postretirement benefits to enhance information about plan assets, obligations, benefit payments, contributions and net benefits cost. FAS 132R does not change the accounting requirements for pensions and other postretirement benefits. This statement is effective for fiscal years ended after December 15, 2003, with interim-period disclosure requirements effective for interim periods beginning after December 15, 2003. Accordingly, the Company has adopted FAS 132R; however, because the Company currently has no defined benefit plans in place, the adoption of this statement will not have an impact on the Company’s financial position or results of operations.

3.	STOCK-BASED COMPENSATION

At March 31, 2004, the Company provided stock-based compensation plans for employees and directors. Stock-based compensation is accounted for using the intrinsic value-based method in accordance with the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations.

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

	For the three months ended March 31,
	2004	2003
Net income, as reported	$3,439	$1,874
Add: Stock-based compensation expense included in net income (net of related taxes in 2004)	6	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards (net of related taxes in 2004 and 2003)	646	598

Pro forma net income	$2,799	$1,276

Net income per share:
Basic - as reported	$0.10	$0.06
Basic - pro forma	$0.08	$0.04
Diluted - as reported	$0.10	$0.06
Diluted - pro forma	$0.08	$0.04

The fair value of these options was estimated at the date of the grants using the modified American Black-Scholes economic option-pricing model with the following assumptions for the three months ended March 31, 2004 and 2003 (in thousands):

	For the three months ended March 31,
	2004	2003
Expected term	5 years	5 years
Volatility factor	78.74 - 79.87%	85.16 - 87.31%
Risk free interest rate	2.93 - 3.39%	2.70 - 3.19%
Dividend yield	—	—
Fair value	$7.13	$2.79

4.	GOODWILL

The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets, effective January 1, 2002. The Company completed its initial impairment testing of goodwill and concluded that no impairment of goodwill existed. The Company performed a similar test as of December 31, 2003, and concluded that no impairment of goodwill exists. In the first quarter of 2004, the Company has not recorded any changes to goodwill.

5.	INTANGIBLE ASSETS

As of March 31, 2004, intangible assets consisted of the following (in thousands):

	March 31, 2004	Amortization Period
Catalyst customer contracts	$5,700	20 years
PNNC customer contracts	8,000	20 years
Other PBM contracts	1,911	5 - 20 years

Total intangible assets	15,611
Accumulated amortization	(1,503)

Total	$14,108

The acquisitions of Catalyst Rx and Catalyst Consultants (“Catalyst”) and Pharmacy Network National Corporation (“PNNC”) are discussed in the Annual Report Form 10-K. The Catalyst and PNNC customer contracts represent the estimated fair value of customer contracts held by Catalyst and PNNC at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations, performed by an independent consulting firm.

Other Pharmacy Benefit Management (“PBM”) contracts allow the Company to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate. The estimated aggregate amortization expense of intangible assets through 2008 is as follows (in thousands):

Year	Amount
2004	$864
2005	864
2006	864
2007	824
2008	804

Total	$4,220

Amortization expense for the three-month periods ended March 31, 2004 and 2003 was approximately $216,000 and $204,000, respectively.

6.	NOTES PAYABLE

In December 2002, the Company arranged an $18.0 million revolving credit facility with a commercial bank, the term of which was extended through May 2005 in the second quarter of 2003. Borrowings on the credit facility are collateralized by substantially all of the Company’s trade receivables. The credit facility contains affirmative and negative covenants related to indebtedness, other liabilities and consolidated net worth. At March 31, 2004, the Company was in compliance with all applicable covenants. In December 2003, the line of credit on the facility was increased to $25 million. The interest rate remained at LIBOR plus 2.75%, payable in arrears on the fifth day of each month. The effective rate at March 31, 2004, was 3.84%. Interest is payable in arrears on the fifth day of each month. The outstanding balance on the credit facility at March 31, 2004 was $7.0 million. Interest expense related to notes payable for the three-month periods ended March 31, 2004 and 2003 was approximately $113,000 and $184,000, respectively.

7.	SEGMENT REPORTING

The Company operates in two business segments, PBM and supplemental benefits. The following tables represent financial data by segment for the three months ended March 31, 2004, and 2003. In 2004, the Company refined its methodology for reporting segment information. Management believes that the new methodology provides a more accurate representation of the assets, liabilities and operating results-of the Company’s two segments. Segment reporting disclosure for the three months ended March 31, 2003 have been modified to conform to this new methodology.

Segment information for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

March 31, 2004

	PBM	Supplemental Benefits	Total
Revenue	$98,577	$11,943	$110,520
Segment operating expenses	93,850	9,880	103,730
Segment operating income	4,727	2,063	6,790
Total assets	133,054	9,001	142,055
Accounts receivable	50,172	248	50,420
Accounts payable	47,737	869	48,606
March 31, 2003
	PBM	Supplemental Benefits	Total
Revenue	$78,418	$13,317	$91,735
Segment operating expenses	75,824	11,359	87,183
Segment operating income	2,594	1,958	4,552
Total assets	108,953	18,167	127,120
Accounts receivable	40,209	263	40,472
Accounts payable	41,838	860	42,698

Operating expenses of the segments exclude $1.2 million, and $1.3 million in corporate overhead that was not allocated by management in assessing segment performance for the three-month period ended March 31, 2004 and 2003, respectively.

8.	PROVISION FOR INCOME TAXES

Determining the consolidated provision for income taxes expense involves judgment. As a national corporation, the Company is required to calculate and provide for income taxes in each of the tax jurisdictions where the Company operates. This involves estimating its current tax exposures in each jurisdiction. Changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The effective rate of the tax provision was 37.7% in the first quarter of 2004; while the effective rate of the tax provision is 38.7% in the first quarter of 2003. In the three-month periods ended March 31, 2004 and 2003, the Company recorded a provision for income taxes of approximately $2.1 million and $1.2 million, respectively.

9.	NET INCOME PER SHARE

Basic net income per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur (using the treasury stock method) if options and warrants to issue common stock was exercised.

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net income	$3,439	$1,874

Calculation of shares:
Weighted average common shares outstanding, basic	32,964	32,337
Dilutive effect of stock options and warrants	2,973	170

Weighted average common shares outstanding, diluted	35,937	32,507

Net income per common share, basic	$0.10	$0.06

Net income per common share, diluted	$0.10	$0.06

The following options were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

	Three months ended March 31,
	2004	2003
Options and warrants to purchase shares of common stock (in thousands)	45	5,658

10.	SUBSEQUENT EVENTS

Following the end of the quarter, the Company reached a legal settlement with S.G. Cowen related to litigation initiated by the Company on December 3, 2002 regarding the private placement of securities in 2001. The terms of the settlement are confidential; however, proceeds from the settlement, net of related expenses, will be included in the Company’s results in the quarter ending June 30, 2004. The Company expects the after-tax gain from the settlement to be approximately $1 million.

ITEM 2.	MANAGEMENT’S DISCCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the interim consolidated financial statements presented in Item 1. Certain statements contained herein may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business. References in this Form 10-Q to “we,” “our,” or “us,” or the “Company,” refer to HealthExtras, Inc.

OVERVIEW

The Company

HealthExtras is a provider of pharmacy benefit management (“PBM”) services and supplemental benefits. The Company’s PBM clients include managed-care organizations, self-insured employers, and third party administrators who contract with us to cost-effectively administer the prescription drug component of their overall health benefit programs. Individual customers are the major purchasers of our supplemental benefits programs. Our PBM segment, which operates under the brand name “Catalyst Rx,” now generates the majority of our revenues and is expected to be the primary source of growth and profit potential in the future.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Catalyst Rx has established a nationwide network of over 53,000 retail pharmacies. In general, clients contract with us to access negotiated retail pharmacy network rates, participate in certain rebate arrangements with manufacturers based on formulary design, and benefit from the other care enhancement protocols in our system. Our primary PBM services consist of the automated online processing of prescription claims on behalf of our clients. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

Because we understand that the SEC is reviewing the accounting treatment of co-payments by PBM companies, we are providing certain supplemental information in the tables below. This information may also assist investors in comparing PBMs with differing accounting policies related to co-payments. If the SEC should ultimately decide that co-payments should be included in reported PBM revenues and operating expenses, it would result in an increase in reported PBM revenue and operating expenses for the three months ended March 31, 2004 and 2003 of approximately $42.4 million and $33.9 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected.

The following tables illustrate the effects on the reported PBM revenue and operating expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended March 31,
	2004	2003
Reported PBM revenue	$98,577	$78,418
Member co-payments	42,449	33,897

Total	$141,026	$112,315

	Three months ended March 31,
	2004	2003
Reported PBM operating expenses	$93,850	$75,824
Member co-payments	42,449	33,897

Total	$136,299	$109,721

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

The primary determinant of revenue recognition for the supplemental benefits segment is monthly program enrollment. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program revenue recognized by the Company includes the cost of membership features supplied by others, including the insurance components.

Direct program expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

Revenue from program payments received, and related direct expenses, is deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by the Company without any related revenue. The Company believes that current enrollment trends will allow the minimum future commitments at March 31, 2004 to be fully utilized by current enrollment levels.

USE OF EBITDA

As discussed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2003, the Company’s financial statements are prepared in accordance with generally accepted accounting principals (“GAAP”). However, to assist shareholders in comparing PBMs that provide financial information regarding operating performance on many levels, the Company also discloses EBITDA, a non-GAAP measure, in addition to net income in its quarterly press releases. We believe that EBITDA is a supplemental measurement tool used by analysts and investors to help evaluate overall operating performance, the ability to incur and service debt and make capital expenditures. EBITDA is defined as net income before interest income/expense, taxes, depreciation and amortization. EBITDA does not represent funds available for discretionary use and should not be considered an alternative to net income measured under GAAP. We have reconciled EBITDA to net income in the following table for the respective periods. Amounts are shown in thousands.

	Three months ended March 31,
	2004	2003
Net income, as reported	$3,439	$1,874
Depreciation and amortization	596	599
Interest expense, net	79	149
Income tax provision	2,081	1,183

Total	$6,195	$3,805

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenue. Revenue from operations for the quarter ended March 31, 2004 was $110.5 million, consisting of $98.6 million generated from the PBM segment and $11.9 million in revenue from the supplemental benefits segment. PBM revenue increased by $20.2 million, which was attributed to new business for the PBM segment in 2004. The supplemental benefits revenue decreased by $1.4 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the quarter ended March 31, 2003 was $91.7 million, consisting of approximately $78.4 million and $13.3 million attributable to the PBM and supplemental benefits segments, respectively.

The increase in revenues for 2004 was related to the ongoing growth of our PBM revenues. Revenue growth in the PBM in the first quarter of 2004 was primarily attributable to new accounts added during 2004 and 2003 and an overall increase in the number of pharmacy transactions processed. Total claims processed increased to approximately 2.4 million in the first quarter of 2004 from approximately 2.1 million in the first quarter of 2003.

Direct Expenses. Operating margins in the PBM segment were improved in 2004 through programs introduced in 2003 that provide more profitable generic drug dispensing rates, consolidation of our claims processing systems to a single more cost-effective platform, the introduction of standardized pharmacy reimbursement contract rates across all our business units and more effective formulary compliance programs which result in increased margins from the use of preferred drugs.

The decrease in direct expenses in the supplemental benefits segment was largely a result of the modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the quarter ended March 31, 2004 were $97.7 million, consisting of $89.0 million in direct costs from the PBM segment and $8.7 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $16.6 million, while the supplemental benefits segment direct expenses decreased by

$1.4 million. Direct expenses for the quarter ended 2003 were $82.5 million, consisting of approximately $10.1 million and $72.4 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $97.7 million and $82.5 million for the quarters ended March 31, 2004 and 2003 represented 93.1% of operating expenses for the respective periods.

Selling, General and Administrative. For the three-month period ended March 31, 2004, selling, general and administrative expenses increased by approximately $1.2 million. The increase in selling, general and administrative expenses was primarily associated with the PBM’s segments growing and increased operations and personnel costs.

Selling, general and administrative expenses for the quarter ended March 31, 2004 totaled $7.2 million or 6.9% of operating expenses, $4.9 million of which was related to the Company’s PBM services segment, $1.1 million of which was related to the management of the supplemental benefits segment, while the remaining $1.2 million related to corporate overhead. These expenses include $3.5 million in compensation and benefits, $1.0 million in commissions, other professional services, insurance and taxes, $818,000 in other expenses, $575,000 in depreciation and amortization, $500,000 for creative development, product endorsement and market research, $534,000 in facility costs, and $248,000 in travel expenses.

Selling and general administrative expenses for the first quarter of 2003 were approximately $6.1 million or 6.9% of total operating expenses, $3.6 million of which related to the Company’s PBM services segment, $1.2 million of which related to the management of the supplemental benefits segment, while the remaining $1.3 million related to corporate overhead. These expenses included approximately $2.5 million in compensation and benefits, $1.2 million in commissions, professional fees, insurance and taxes, $667,000 in other expenses, $599,000 in depreciation and amortization, $438,000 for creative development, product endorsement and market research, $406,000 in facility costs, $260,000 in travel expenses.

Interest Income (Expense), Net. Interest expense, net for the three months ended March 31, 2004, was approximately $79,000 compared to interest expense, net of $149,000 for the three-month period ended March 31, 2003. This was principally due to the lower dollar amounts outstanding on the line of credit in 2004. Interest expense on borrowings for 2004 was approximately $113,000.

Income Tax Provision. In the three-month periods ended March 31, 2004 and 2003, the Company recorded a provision for income taxes of approximately $2.1 million and $1.2 million, respectively. Determining the consolidated provision for income taxes expense involves judgment. The Company is required to calculate and provide for income taxes in each of the tax jurisdictions where the Company operates. This involves estimating our current tax exposures in each jurisdiction. Change in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The effective rate of the tax provision was 37.7% in the first quarter of 2004; while the effective rate of the tax provision is 38.7% in the first quarter of 2003.

Net Income. Net income for 2004 increased by approximately $1.6 million. The increase in operating income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased by $3.6 million in 2004 from $6.0 million in 2003, an increase largely attributable to the $20.2 million increase in PBM revenues from the first quarter of 2003 to the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The $1.4 million increase in the Company’s reported cash position from December 31, 2003 to March 31, 2004 was primarily attributable to the first quarter pre-tax income of $5.5 million, the collection of almost $1.3 million in trade receivables offset by the reduction in trade payables of approximately $2.3 million and debt payments of $3.0 million. The Company has generated positive operating cash flow over the first quarter of 2004 and anticipates no material changes to that pattern.

Cash and cash equivalents at March 31, 2004 totaled $30.3 million compared to $23.9 million at March 31, 2003. During the quarter ended March 31, 2004, we generated $4.2 million in cash from operating activities, paid approximately $88,000 in cash for capital expenditures, repaid approximately $3.0 million in cash on the revolving credit facility and received approximately $348,000 in proceeds from the exercise of stock options.

Net Cash Provided by Operating Activities. Our overall operating activities generated $4.2 million of net cash from operations during the first quarter of 2004, a $5.3 million decrease from the $9.5 million of net cash provided in the first quarter of 2003. The decrease is primarily due to the timing of payments to vendors included in accounts payable and the timing of payments from clients included in accounts receivable in 2004 and the reduction in the income tax receivable of approximately $662,000 in the first quarter of 2003.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three-month period ended March 31, 2004, was $88,000 compared to $1.1 million for the first quarter of 2003. The decrease is primarily due to the fact that in the first quarter of 2003, the Company paid $1.1 million in cash to satisfy the Catalyst acquisition promissory note. As of March 1, 2003, the promissory note on the Catalyst acquisition was satisfied.

Net Cash Used In Financing Activities. Net cash used in financing activities for the three-month period ended March 31, 2004 was $2.7 million compared to cash used in financing activities of $2.0 million in 2003. In 2004, we made payments totaling $3.0 million on the outstanding line of credit, while in 2004; the Company received approximately $348,000 in proceeds from the exercise of stock options.

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

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Evaluation of Disclosure Controls and Procedures. As of March 31, 2004, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no change in the Company’s internal control over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

Following the end of the quarter, the Company reached a legal settlement with S.G. Cowen related to litigation initiated by the Company on December 3, 2002 regarding the private placement of securities in 2001. The terms of the settlement are confidential; however, proceeds from the settlement, net of related expenses, will be included in the Company’s results in the quarter ending June 30, 2004. The Company expects the after-tax gain from the settlement to be approximately $1 million.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.		Description

3.1	(a)	Certificate of Incorporation of HealthExtras, Inc(1)

3.1	(b)	Form of Amended and Restated Certificate of Incorporation (1)

3.2		Bylaws of HealthExtras, Inc. (1)

4.1		Specimen Stock Certificate of HealthExtras, Inc. (1)

4.2		Form of Stockholders’ Agreement (1)

11.1		Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)

31.0		Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0		Certifications pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.

b.	Reports on Form 8-K

On January 9, 2004 the Company furnished a Current Report on Form 8-K announcing the Company’s financial results for the year and fourth quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

May 10, 2004	By:	/s/ David T. Blair

David T. Blair Chief Executive Officer and Director

May 10, 2004	By:	/s/ Michael P. Donovan

Michael P. Donovan Chief Financial Officer and Chief Accounting Officer