Form 10-Q
period 2004-06-30
HEALTHEXTRAS INC
filed 2004-08-09
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

As of August 6, 2004 there were 33,399,269 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

Second Quarter 2004 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEALTHEXTRAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$38,677	$28,877
Accounts receivable, net of allowance for doubtful accounts of $1,129 and $889 at June 30, 2004 and December 31, 2003, respectively	51,451	51,670
Inventory	398	—
Deferred income taxes	—	1,225
Deferred charges	2,024	1,835
Other current assets	2,262	1,447

Total current assets	94,812	85,054
Fixed assets, net	2,237	2,848
Intangible assets, net of accumulated amortization of $1,853 and $1,287 at June 30, 2004 and December 31, 2003, respectively	22,776	14,324
Goodwill	69,354	37,764
Restricted cash	1,000	1,000
Other assets	568	778

Total assets	$190,747	$141,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,457	$50,863
Income taxes payable	1,279	—
Accrued expenses and other current liabilities	4,197	2,699
Deferred income taxes	130	—
Note payable	5,000	—
Deferred revenue	5,169	4,717

Total current liabilities	66,232	58,279
Deferred income taxes	3,602	2,511
Note payable	39,338	10,000

Total liabilities	109,172	70,790

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 33,384 and 32,603 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	334	326
Additional paid-in capital	74,604	71,578
Retained earnings (Accumulated deficit)	6,637	(926)

Total stockholders’ equity	81,575	70,978

Total liabilities and stockholders’ equity	$190,747	$141,768

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC.

CONSLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue	$114,201	$94,115	$224,721	$185,850

Direct expenses	101,280	83,864	198,975	166,324
Selling, general and administrative expenses	8,186	6,492	15,460	12,561

Total operating expenses	109,466	90,356	214,435	178,885

Operating income	4,735	3,759	10,286	6,965
Interest expense, net	94	114	172	263
Other income	1,977	—	2,024	—

Income before income taxes	6,618	3,645	12,138	6,702
Income tax provision	2,495	1,407	4,576	2,590

Net income	$4,123	$2,238	$7,562	$4,112

Net income per share, basic	$0.12	$0.07	$0.23	$0.13
Net income per share, diluted	$0.11	$0.07	$0.21	$0.13
Weighted average shares of common stock outstanding, basic	33,167	32,403	33,065	32,370
Weighted average shares of common stock outstanding, diluted	36,706	33,280	36,321	32,783

HEALTHEXTRAS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$7,562	$4,112
Depreciation expense	762	775
Deferred income taxes	3,725	2,590
Noncash charges	103	100
Amortization of intangibles and other assets	594	408
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	1,149	(2,024)
Inventory	(7)	—
Income tax receivable	—	662
Other assets	(617)	144
Deferred charges	(189)	(81)
Accounts payable, accrued expenses, and other liabilities	(1,004)	6,566
Deferred revenue	451	414

Net cash provided by operating activities	12,529	13,666

Cash flows from investing activities:
Capital expenditures	(151)	(118)
Business acquisitions and related payments, net of cash acquired	(37,599)	(1,056)

Net cash used in investing activities	(37,750)	(1,174)

Cash flows from financing activities:
Proceeds from borrowings	37,338	—
Repayment of line of credit	(3,000)	(4,000)
Net proceeds from exercise of stock options	683	139

Net cash provided by (used in) financing activities	35,021	(3,861)

Net increase in cash and cash equivalents	9,800	8,631
Cash and cash equivalents at the beginning of period	28,877	17,531

Cash and cash equivalents at the end of period	$38,677	$26,162

Supplemental disclosure:
Cash paid for interest	$225	$354
Cash paid for taxes	$851	$37

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004.

2.	BUSINESS COMBINATIONS

Managed Healthcare Systems

On June 18, 2004, the Company acquired 100% of the common stock of Managed Healthcare Systems, Inc. (“MHS”).

The purchase price for the shares of MHS consisted of:

•	an aggregate cash payment of $37,338,000;

•	100,739 shares of the Company’s common stock, valued at $1.5 million.

The Company will issue:

•	two non-negotiable promissory notes, having an aggregate maximum principal amount of $4.0 million payable pursuant to and subject to certain revenue and gross profit criteria attributable to MHS for the twelve months ending June 30, 2005;

•	warrants to purchase, for up to ten years, up to an aggregate of 300,000 shares of the Company’s common stock at a purchase price of $15.75 per share, subject to the provisions in the warrant, including performance-based standards;

•	a contingent earn-out provision could require an additional payment of up to $2.0 million, subject to certain revenue and gross profit criteria attributable to MHS for the twelve months ending June 30, 2005.

Given the contingent nature of the non-negotiable promissory notes and warrants, the cost of the acquisition will be increased as the contingencies are resolved.

The Company’s management has reviewed the specific criteria set forth in Emerging Issues Task Force (“EITF”) 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” to determine whether the contingent consideration that is based on certain revenue and gross profit measures should be accounted for as an adjustment to the purchase price of MHS or as compensation for services. Management believes that the contingent consideration meets the criteria of being accounted for as an adjustment to the purchase price of MHS.

The acquisition resulted in the recording of goodwill of approximately $30.8 million and intangible assets (customer contracts) of $8.0 million. The allocation of the purchase price to the net assets acquired is in the process of being finalized; thus the allocation of the purchase price to intangible assets is subject to refinement, upon receipt of an independent valuation report.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase. Amounts are in thousands.

Description	At June 18, 2004
Current assets, including cash of $769	$2,106
Intangible assets	8,000
Goodwill	30,840

Total assets acquired	40,946
Current liabilities assumed	(662)

Net assets acquired	$40,284

The following table sets forth certain unaudited financial data assuming the acquisition of MHS had been completed as of January 1, 2003, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Revenue	$118,081	$98,920	$232,481	$195,460
Net income	5,039	3,396	9,362	6,320
Net income per share, basic	$0.15	$0.10	$0.28	$0.19
Net income per share, diluted	$0.14	$0.10	$0.26	$0.19
Weighted average per share, basic	33,321	32,578	33,230	32,545
Weighted average per share, diluted	36,861	33,455	36,486	32,958

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of MHS at January 1, 2003, nor are these results indicative of future operating results.

In March 2004, the Company entered into an agreement to purchase all of the assets of Diabetic Sense. The financial information regarding this purchase is deemed immaterial and is not included in the above pro forma. See Note 12, “Related Party Transactions” for additional details.

3.	GOODWILL

The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets, effective January 1, 2002. The Company completed its initial impairment testing of goodwill and concluded that no impairment of goodwill existed. The Company performed a similar test as of December 31, 2003, and concluded that no impairment of goodwill exists. In the first quarter of 2004, the Company did not record any changes to goodwill. In the second quarter of 2004, the goodwill acquired in acquisitions and other adjustments was approximately $31.6 million. There have been no impairments or write-downs to goodwill in the three and six-month periods ended June 30, 2004.

The changes in goodwill for the six months ended June 30 are as follows (in thousands):

	2004	2003
Balance as of January 1,	37,764	33,538
Goodwill acquired in acquisitions	31,590	128

Balance as of June 30,	$69,354	$33,666

4.	INTANGIBLE ASSETS

As of June 30, 2004, intangible assets consisted of the following (in thousands):

	June 30, 2004	Amortization Period
Catalyst customer contracts	$5,700	20 years
PNNC customer contracts	8,000	20 years
MHS customer contracts	8,000	15 years
Other pharmacy benefit management contracts	2,929	3 -20 years

Total intangible assets	24,629
Accumulated amortization	(1,853)

Total	$22,776

The acquisitions of Catalyst Rx and Catalyst Consultants (“Catalyst”) and Pharmacy Network National Corporation (“PNNC”) are discussed in the 2003 Annual Report Form 10-K and the acquisition of MHS is discussed in Forms 8-K, as filed with the SEC on June 22 and June 23, 2004. The Catalyst and PNNC customer contracts represent the estimated fair value of customer contracts held by Catalyst and PNNC at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations, performed by an independent consulting firm. As for the value of intangible assets relating to MHS, these calculations are in the process of being finalized; thus the allocation of the purchase price to intangible assets is subject to refinement.

Other Pharmacy Benefit Management (“PBM”) contracts allow the Company to provide PBM services, which are amortized over the future cash flow based on management’s best estimate. The estimated aggregate amortization expense of intangible assets through 2008 is as follows (in thousands):

Year	Amount
2004	$1,487
2005	1,843
2006	1,843
2007	1,469
2008	1,338

Total	$7,980

Amortization expense for the three-month periods ended June 30, 2004 and 2003 was approximately $350,000 and $204,000, respectively. Amortization expense for the six month periods ended June 30, 2004 and 2003 was approximately $566,000 and $408,000, respectively.

5.	NOTES PAYABLE

At December 31, 2003, the Company had in place a $25.0 million revolving credit facility with a commercial bank. The credit facility had an expiration date of May 2005 and an interest rate of LIBOR plus 2.75% payable in arrears on the fifth day of each month. The outstanding balance on the revolving credit facility at December 31, 2003 was $10.0 million.

In June 2004, the revolving credit facility was increased to $30.0 million and the term was extended to June 2006. The interest rate was negotiated to LIBOR plus 2.00% payable in arrears on the first day of each month. The effective rate at June 30, 2004 was 3.33%. The outstanding balance on the credit facility on June 30, 2004 was $24.3 million.

In June 2004, the Company entered into a $20.0 million, forty-eight month term loan facility with a commercial bank. Commencing on July 1, 2004, principal is to be paid monthly in equal installments, together with accrued and unpaid interest on the outstanding balance. The interest rate is LIBOR plus 2.00%. The effective rate at June 30, 2004 was a 3.26%. The outstanding balance on the term loan facility at June 30, 2004 was $20.0 million. Amounts are in thousands.

Description	Outstanding balance
Line of credit	$24,338
Term loan	20,000

Total borrowings	44,338
Less: Short-term borrowings	(5,000)

Long-term borrowings	$39,338

The Company’s assets collateralize the borrowings on the revolving credit facility and the term loan facility. Both facilities contain affirmative and negative covenants related to indebtedness, EBITDA, cash and accounts receivable.

Interest expense related to notes payable for the three month period ended June 30, 2004 and 2003 was approximately $142,000 and $161,000; interest expense related to notes payable for the six month period ended June 30, 2004 and 2003 was approximately $255,000 and $345,000.

6.	SEGMENT REPORTING

The Company operates in two business segments, PBM and supplemental benefits. The following tables represent financial data by segment for the three and six months ended June 30, 2004, and 2003. In 2004, the Company refined its methodology for reporting segment information by allocating corporate overhead based on segment revenues and personnel. Management believes that the new methodology provides a more accurate representation of corporate overhead, assets, liabilities and operating results-of the Company’s two segments. Segment reporting disclosure for the three and six months ended June 30, 2003 has been modified to conform to this new methodology.

Segment information for the three months ended June 30, 2004 and 2003 is as follows (in thousands):

June 30, 2004
	PBM	Supplemental Benefits	Total
Revenue	$102,623	$11,578	$114,201
Segment operating expenses	98,409	9,692	108,101
Segment operating income	4,214	1,886	6,100
Total assets	180,030	10,717	190,747
Accounts receivable	51,214	237	51,451
Accounts payable	49,396	1,061	50,457

June 30, 2003
	PBM	Supplemental Benefits	Total
Revenue	$80,527	$13,588	$94,115
Segment operating expenses	77,644	11,322	88,966
Segment operating income	2,883	2,266	5,149
Total assets	109,037	17,368	126,405
Accounts receivable	39,635	189	39,824
Accounts payable	40,639	305	40,944

Operating expenses of the segments exclude $1.4 million in corporate overhead that was not allocated by management in assessing segment performance for each of the three-month periods ended June 30, 2004 and 2003.

Segment information for the six months ended June 30, 2004 and 2003 is as follows (in thousands):

June 30, 2004
	PBM	Supplemental Benefits	Total
Revenue	$201,200	$23,521	$224,721
Segement operating expenses	192,259	19,572	211,831
Segment operating income	8,941	3,949	12,890

June 30, 2003
	PBM	Supplemental Benefits	Total
Revenue	$158,945	$26,905	$185,850
Segement operating expenses	153,468	22,681	176,149
Segment operating income	5,477	4,224	9,701

Operating expenses of the segments exclude $2.6 million, and $2.7 million in corporate overhead that was not allocated by management in assessing segment performance for the six-month period ended June 30, 2004 and 2003, respectively.

7.	PROVISION FOR INCOME TAXES

Determining the consolidated provision for income taxes expense involves judgements and estimates. The Company is required to calculate and provide for income taxes in each of the state tax jurisdictions where the Company operates. This involves estimating its current tax exposures in each jurisdiction. Changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The effective rate of the tax provision was 37.7% in the second quarter of 2004; while the effective rate of the tax provision is 38.7% in the second quarter of 2003. In the three-month periods ended June 30, 2004 and 2003, the Company recorded a provision for income taxes of approximately $2.5 million and $1.4 million, respectively. The tax provision for income taxes for the six-month periods ended June 30, 2004 and 2003 are $4.6 million and $ 2.6 million, respectively.

8.	NET INCOME PER SHARE

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$4,123	$2,238	$7,562	$4,112

Calculation of shares:
Weighted average common shares outstanding, basic	33,167	32,403	33,065	32,370
Dilutive effect of stock options and warrants	3,539	877	3,256	413

Weighted average common shares outstanding, diluted	36,706	33,280	36,321	32,783

Net income per common share, basic	$0.12	$0.07	$0.23	$0.13

Net income per common share, diluted	$0.11	$0.07	$0.21	$0.13

The following options were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Options and warrants to purchase shares of common stock (in thousands)	170	2	209	4

9.	STOCK-BASED COMPENSATION

At June 30, 2004, the Company provided stock-based compensation plans for employees and directors. Stock-based compensation is accounted for using the intrinsic value-based method in accordance with the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations.

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

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$4,123	$2,238	$7,562	$4,112
Add: Stock-based compensation expense included in net income (net of related taxes in 2004)	6	—	13	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards (net of related taxes in 2004 and 2003)	795	615	1,436	1,213

Pro forma net income	$3,334	$1,623	$6,139	$2,899

Net income per share:
Basic - as reported	$0.12	$0.07	$0.23	$0.13
Basic - pro forma	$0.10	$0.05	$0.19	$0.09
Diluted - as reported	$0.11	$0.07	$0.21	$0.13
Diluted - pro forma	$0.09	$0.05	$0.17	$0.09

The fair value of these options was estimated at the date of the grants using the modified American Black-Scholes economic option-pricing model with the following assumptions for the three and six month periods ended June 30, 2004 and 2003:

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Expected term	5 years	5 years	5 years	5 years
Volatility factor	77.30-78.74%	83.26-83.67%	77.30-79.87%	83.26-87.31%
Risk free interest rate	3.07-4.04%	2.28-3.01%	2.76-4.04%	2.28-3.19%
Dividend yield	—	—	—	—
Fair value	$9.44	$4.34	$7.93	$3.61

10.	LEGAL SETTLEMENT

In April 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the $2.0 million of other income reported in the current quarter income statement.

11.	LEASE COMMITTMENTS

The Company’s headquarters office is currently located in approximately 19,700 square feet of office space in Rockville, Maryland under a sublease that expired on May 30, 2004. The office is currently renting on a month-to-month basis. In June 2004, the Company entered into a ten-year lease in a new office building located in Rockville, Maryland with rent commencing no later than October 15, 2004, for approximately 37,000 square feet of office space. Annual basic rent for the first year is approximately $991,000. The agreement provides for annual escalations. The Company is scheduled to move its headquarters to the new location in the third quarter of 2004.

12.	RELATED PARTY TRANSACTION

In March of 2004, the Company entered into an agreement to purchase all of the assets of Diabetic Sense, a company specializing in diabetes management programs, from an executive vice president of the Company in exchange for 74,250 shares of the Company’s common stock. The 74,250 shares of stock were valued at $749,925 on the date of the agreement. Diabetic Sense provides specialty services to certain enrolled members who participate in arrangements for discounted purchasing of diabetes test meters, insulin and other related supplies. The programs are offered to existing client groups of HealthExtras, as well as to other clients who do not otherwise contract with HealthExtras or its affiliates for pharmacy benefit management services. The transaction closed on June 24, 2004.

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

Because we understand that the SEC is reviewing the accounting treatment of co-payments by PBM companies, we are providing certain supplemental information in the tables below. This information may also assist investors in comparing PBMs with differing accounting policies related to co-payments. If the SEC should ultimately decide that co-payments should be included in reported PBM revenues and operating expenses, it would result in an increase in reported PBM revenue and operating expenses for the three months ended June 30, 2004 and 2003 of approximately $43.2 million and $33.7 million, respectively; revenues and operating expenses for the six months ended June 30, 2004 and 2003 would increase be $85.7 million and $67.5 million. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected.

The following tables illustrate the effects on the reported PBM revenue and operating expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Reported PBM revenue	$102,623	$80,527	$201,200	$158,945
Member co-payments	43,206	33,650	85,655	67,547

Total	$145,829	$114,177	$286,855	$226,492

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Reported PBM operating expenses	$98,409	$77,644	$192,259	$153,468
Member co-payments	43,206	33,650	85,655	67,547

Total	$141,615	$111,294	$277,914	$221,015

SUPPLEMENTAL BENEFITS

The Company’s supplemental benefits segment generates revenue from the sale of membership programs which provide insurance and other benefits. The Company has distribution agreements with many of the nation’s largest financial institutions (the “distributors”), along with leading affinity groups and associations. Additionally, HealthExtras has a relationship with actor and advocate Christopher Reeve to promote these benefit programs.

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

Revenue from program payments received, and related direct expenses, is deferred to the extent that they are applicable to future periods or to any refund guarantee we offer. HealthExtras has committed to minimum premium volumes with respect to the insurance features of its programs supplied by others. In the event that there were insufficient members to utilize the minimum premium commitment, the differential would be expensed by the

Company without any related revenue. The Company believes that current enrollment trends will allow the minimum future commitments at June 30, 2004 to be fully utilized by current enrollment levels.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income, as reported	$4,123	$2,238	$7,562	$4,112
Depreciation and amortization	732	584	1,328	1,183
Interest expense, net	94	114	172	263
Income tax provision	2,495	1,407	4,576	2,590

Total	$7,444	$4,343	$13,638	$8,148

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenue. Revenue from operations for the three months ended June 30, 2004 was $114.2 million, consisting of $102.6 million generated from the PBM segment and $11.6 million in revenue from the supplemental benefits segment. PBM revenue increased by $22.1 million, which was attributed to new business for the PBM segment in 2004. The supplemental benefits revenue decreased by $2.0 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the three months ended June 30, 2003 was $94.1 million, consisting of approximately $80.5 million and $13.6 million attributable to the PBM and supplemental benefits segments, respectively.

The increase in three months revenues for 2004 was related to the ongoing growth of our PBM revenues. The PBM revenue growth in the second three months of 2004 was primarily attributable to new accounts added during 2004 and 2003 and an overall increase in the number of pharmacy transactions processed. Total claims processed increased to approximately 2.6 million in the second three months of 2004 from approximately 2.0 million in the second three months of 2003.

In May 2004, Catalyst Rx was awarded a contract with the Office of Group Benefits for the State of Louisiana to provide PBM services to the State’s employees and retirees. The contract carries a three-year term and is expected to involve the management of benefits for approximately 200,000 members, with annual revenues of approximately $100 million, effective July 1, 2004.

Direct Expenses. Operating margins in the PBM segment were improved in 2004 through programs introduced in 2003 that provide more profitable generic drug dispensing rates, consolidation of our claims processing systems to a single more cost-effective platform, the introduction of standardized pharmacy reimbursement contract rates across all our business units, and more effective formulary compliance programs which result in increased margins from the use of preferred drugs.

The decrease in direct expenses in the supplemental benefits segment was largely a result of the modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended June 30, 2004 were $101.3 million, consisting of $92.8 million in direct costs from the PBM segment and $8.5 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $19.0 million, while the supplemental benefits segment direct expenses decreased by $1.6 million. Direct expenses for the three months ended June 30, 2003 were $83.9 million, consisting of approximately $73.8 million and $10.1 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $101.3 million and $83.9 million for the three months ended June 30, 2004 and 2003 represented 92.5% and 92.8% of operating expenses for the respective periods.

Selling, General and Administrative. For the three-month period ended June 30, 2004, selling, general and administrative expenses increased by approximately $1.7 million over the same year-earlier quarter to $8.2 million. The increase in selling, general and administrative expenses was primarily associated with PBM segment growth, several significant marketing initiatives, and new client implementations.

Selling, general and administrative expenses for the three months ended June 30, 2004 totaled $8.2 million or 7.5% of operating expenses, $5.7 million of which was related to the Company’s PBM services segment, $1.1 million of which was related to the management of the supplemental benefits segment, and $1.4 million related to corporate overhead. These expenses include $3.7 million in compensation and benefits, $1.2 million in commissions, other professional services, insurance and taxes, $1.0 million in other expenses, $732,000 in depreciation and amortization, $547,000 for creative development, product endorsement and market research, $535,000 in facility costs, and $428,000 in travel expenses.

Selling and general administrative expenses for the three months ended June 30, 2003 were approximately $6.5 million or 7.2% of total operating expenses, $4.0 million of which related to the Company’s PBM services segment, $1.1 million of which related to the management of the supplemental benefits segment, while the remaining $1.4 related to corporate overhead. These expenses included approximately $2.6 million in compensation and benefits, $922,000 million in commissions, professional fees, insurance and taxes, $1.2 million in other expenses, $584,000 in depreciation and amortization, $454,000 for creative development, product endorsement and market research, $445,000 in facility costs, $285,000 in travel expenses.

Other income. In the second quarter of 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the other income reported in the $2.0 million current quarter income statement.

Interest Expense, Net. Interest expense, net for the three months ended June 30, 2004, was approximately $94,000 compared to interest expense, net of $114,000 for the three month period ended June 30, 2003. This was principally due to the lower dollar amounts outstanding on the line of credit in the first two months of the second quarter of 2004. Interest expense on borrowings for second quarter of 2004 was approximately $142,000.

Income Tax Provision. In the three-month periods ended June 30, 2004 and 2003, the Company recorded a provision for income taxes of approximately $2.5 million and $1.4 million, respectively. Determining the consolidated provision for income taxes expense involves judgment. The Company is required to calculate and provide for income taxes in each of the tax jurisdictions where the Company operates. This involves estimating our current tax exposures in each jurisdiction. Change in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The effective rate of the tax provision was 37.7% in the first six months of 2004 while the effective rate was 38.7% in the first six months of 2003.

Net Income. Net income for the three months ended June 30, 2004 increased by approximately $1.9 million over the same period in 2003. The increase in operating income was primarily a function of an increase in other income and increased gross margins in the PBM segment. PBM segment gross margins increased to $9.8 million in 2004 from $6.7 million in 2003, an increase largely attributable to the $22.1 million increase in PBM revenues from the three months ended June 30, 2003 to the three months ended June 30, 2004.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenue. Revenue from operations for the six months ended June 30, 2004 was $224.7 million, consisting of $201.2 million generated from the PBM segment and $23.5 million from the supplemental benefits segment. PBM revenue increased by $42.3 million, which was attributed to new business for the PBM segment in 2004. The supplemental benefits revenue decreased by $3.4 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the six months ended June 30, 2003 was $185.9 million, consisting of approximately $158.9 million and $26.9 million attributable to the PBM and supplemental benefits segments, respectively.

The increase in revenues for 2004 was related to the ongoing growth of our PBM revenues. Revenue growth in the PBM in the first six months of 2004 was primarily attributable to new accounts added during 2004 and 2003 and an overall increase in the number of pharmacy transactions processed. Total claims processed increased to approximately 5.0 million in the first six months of 2004 from approximately 4.1 million in the first six months of 2003.

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

Direct expenses for the six months ended June 30, 2004 were $199.0 million, consisting of $181.8 million from the PBM segment and $17.2 million from the supplemental benefits segment. PBM segment direct expenses increased by $35.7 million, while the supplemental benefits segment direct expenses decreased by $3.0 million. Direct expenses for the six months ended 2003 were $166.3 million, consisting of approximately $146.1 million and $20.2 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $199.0 million and $166.3 million for the six months ended June 30, 2004 and 2003 represented 92.8% and 93% of operating expenses for the respective periods.

Selling, General and Administrative. For the six-month period ended June 30, 2004, selling, general and administrative expenses increased by approximately $2.9 million over the same year-earlier quarter to $15.5 million. The increase in selling, general and administrative expenses was primarily associated with PBM segment growth, several significant marketing initiatives, and new client implementations.

Selling, general and administrative expenses for the six months ended June 30, 2004 totaled $15.5 million or 7.2% of operating expenses, $10.7 million of which was related to the Company’s PBM services segment, $2.2 million of which was related to the management of the supplemental benefits segment, while the remaining $2.6 million related to corporate overhead. These expenses include $7.2 million in compensation and benefits, $2.2 million in commissions, other professional services, insurance and taxes, $2.0 million in other expenses, $1.3 million in depreciation and amortization, $1.0 million for creative development, product endorsement and market research, $1.1 million in facility costs, and $676,000 in travel expenses.

Selling and general administrative expenses for the first six months of 2003 were approximately $12.6 million or 7.0% of total operating expenses, $7.6 million of which related to the Company’s PBM services segment, $2.3 million of which related to the management of the supplemental benefits segment, while the remaining $2.7 million related to corporate overhead. These expenses included approximately $5.1 million in compensation and benefits, $2.1 million in commissions, professional fees, insurance and taxes, $1.9 million in other expenses, $1.2 million in depreciation and amortization, $892,000 for creative development, product endorsement and market research, $851,000 in facility costs, $545,000 in travel expenses.

Other income. In the second quarter of 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the other income reported in the 2004 income statement.

Interest Expense, Net. Interest expense, net for the six months ended June 30, 2004, was approximately $172,000 compared to interest expense, net of $263,000 for the six-month period ended June 30, 2003. This was principally due to the lower dollar amounts outstanding on the line of credit in the first five months of 2004. Interest expense on borrowings for 2004 was approximately $255,000.

Income Tax Provision. In the six-month periods ended June 30, 2004 and 2003, the Company recorded a provision for income taxes of approximately $4.6 million and $2.6 million, respectively. Determining the consolidated provision for income taxes expense involves judgment. The Company is required to calculate and provide for income taxes in each of the tax jurisdictions where the Company operates. This involves estimating our current tax exposures in each jurisdiction. Change in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The effective rate of the tax provision was 37.7% in the first six months of 2004; the effective rate was 38.7% in the first six months of 2003.

Net Income. Net income for 2004 increased by approximately $3.5 million over the same period in 2003. The increase in operating income was primarily a function of an increase in other income as well as increased gross margins in the PBM segment. PBM segment gross margins increased to $19.4 million in 2004 from $12.8 million in 2003, an increase largely attributable to the $42.3 million increase in PBM revenues from the first six months of 2003 to the first six months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The $9.8 million increase in the Company’s reported cash position from December 31, 2003 to June 30, 2004 was primarily attributable to the six months pre-tax income of $12.1 million, the collection of almost $1.1 million in trade receivables offset by the reduction in trade payables of approximately $1.0 million, debt payments of $3.0 million, borrowings of $37.3 million offset by $37.6 million paid in cash for acquisitions and non-cash depreciation expense of approximately $760,000. The Company generated positive operating cash flow over the six months of 2004 and anticipates no material changes to that pattern.

Cash and cash equivalents at June 30, 2004 totaled $38.7 million compared to $26.2 million at June 30, 2003. During the six months ended June 30, 2004, we generated $12.5 million in cash from operating activities, paid approximately $151,000 in cash for capital expenditures, received $37.3 million from borrowings; repaid approximately $3.0 million in cash on the revolving credit facility and received approximately $683,000 in proceeds from the exercise of stock options.

Net Cash Provided by Operating Activities. Our overall operating activities generated $12.5 million of net cash from operations during the first six months of 2004, a $1.2 million decrease from the $13.7 million of net cash provided in the six months of 2003. The decrease is primarily due to the timing of payments to vendors included in accounts payable and the timing of payments from clients included in accounts receivable in 2004.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six-month period ended June 30, 2004, was $37.8 million compared to $1.2 million for the six months of 2003. The decrease is primarily due to the fact that in the first six months of 2004 , the Company paid $37.6 million in cash for the MHS acquisition and additional PBM customer contracts.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six-month period ended June 30, 2004 was $35.0 million compared to cash provided by financing activities of $2.0 million in 2003. In 2004, we made payments totaling $3.0 million on the outstanding line of credit compared to payments of $4.0 million in the first six months of 2003, and increased our borrowings by $37.3 million, while in 2004; the Company received approximately $683,000 in proceeds from the exercise of stock options.

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

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

Evaluation of Disclosure Controls and Procedures. As of June 30, 2004, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no change in the Company’s internal control over financial reporting during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

Following the end of the quarter, the Company reached a legal settlement with S.G. Cowen related to litigation initiated by the Company on December 3, 2002 regarding the private placement of securities in 2001. The terms of the settlement are confidential; however, proceeds from the settlement, net of related expenses, were included in Other income in the quarter ended June 30, 2004. See Note 10 to the accompanying June 30, 2004 financial statements.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

ON June 18, 2004, the Company acquired 100% of the common stock of Managed Healthcare Systems, Inc. A portion of the purchase price was the issuance of 100,739 shares of the Company’s common stock. The Company may issue warrants to purchase, for up to ten years, up to an aggregate of 300,000 shares of the Company’s common stock at a purchase price of $15.75 per share, subject to the provision of the warrants, including performance based standards.

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

On June 1, 2004, the Company held its annual meeting of stockholders for the purpose of the election of three directors, approval of the HealthExtras, Inc. 2004 Employee Stock Purchase Plan, approval of the Amended & Restated 2000 Directors’ Stock Option Program, and ratification of PricewaterhouseCoopers LLP as the Company’s independent auditors. The number of votes cast at the meeting as to each matter to be acted upon was as follows:

	FOR		WITHHELD
Election of Directors	Number	%	Number	%
William E. Brock	31,329,416	99.2	253,396	0.8
Edward S. Civera	31,145,201	98.6	440,611	1.4
Deanna Strable-Soethout	31,119,352	98.5	466,460	1.5

The Directors whose terms continued and the years their terms expire are as follows: David T. Blair (2005), Frederick H. Graefe (2005), Thomas J. Graf (2005), Thomas L. Blair (2006), Steven B. Epstein (2006), Carey G. Jury (2006), and Dale B. Wolf (2006).

	Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAIN
Approval of 2004 Employee Stock Purchase Plan	26,227,600	281,238	136,035

	Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAIN
Approval of 2004 Amended & Restated 2000 Directors’ Stock Option Plan	24,656,033	1,966,413	22,427

	Number of votes FOR	Number of votes AGAINST	Number of votes ABSTAIN
Ratification of PricewaterhouseCoopers as the Company’s independent auditors	31,438,876	134,604	12,332

ITEM 5.	Other Information

None

ITEM 6.	Exhibits and Reports on Form 8-K

a.	The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description

3.1 (a)	Certificate of Incorporation of HealthExtras, Inc(1)

3.1 (b)	Form of Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3.2	Bylaws of HealthExtras, Inc. (1)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (1)

4.2	Form of Stockholders’ Agreement (1)

11.1	Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.

b.	Reports on Form 8-K

On April 29, 2004, the Company furnished a Current Report on Form 8-K announcing the Company’s financial results for the quarter ended March 31, 2004.

On June 22, 2004, the Company filed Current Report on Form 8-K announcing the acquisition of Managed Healthcare Services, Inc.

On June 23, 2004, the Company filed Current Report on Form 8-K announcing that on June 18, 2004, the Company entered into an agreement to purchase all of the issued and outstanding capital stock of Managed Healthcare Systems, Inc. from Kenneth J. Sack and the Sack Family Trust.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

August 9, 2004	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

August 9, 2004	By:	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer and Chief Accounting Officer