Form 10-Q
period 2004-09-30
HEALTHEXTRAS INC
filed 2004-11-09
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-31014

HEALTHEXTRAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2181356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 King Farm Boulevard, Rockville, Maryland 20850

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

As of November 5, 2004 there were 33,475,470, shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

Second Quarter 2004 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$34,847	$28,877
Accounts receivable, net of allowance for doubtful accounts of $1,122 and $889 at September 30, 2004 and December 31, 2003, respectively	61,420	51,670
Inventory	373	—
Deferred income taxes	1,225	1,225
Deferred charges	2,006	1,835
Other current assets	3,876	1,447

Total current assets	103,747	85,054
Fixed assets, net	6,200	2,848
Intangible assets, net of accumulated amortization of $2,316 and $1,287 at September 30, 2004 and December 31, 2003, respectively	22,319	14,324
Goodwill	69,354	37,764
Restricted cash	1,000	1,000
Other assets	214	778

Total assets	$202,834	$141,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,896	$50,863
Income taxes payable	3,047	—
Accrued expenses and other current liabilities	2,872	2,699
Note payable	5,000	—
Deferred revenue	4,128	4,717

Total current liabilities	75,943	58,279
Deferred income taxes	2,511	2,511
Note payable	38,088	10,000
Other liabilities	4	—

Total liabilities	116,546	70,790

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 33,450 and 32,603 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	335	326
Additional paid-in capital	75,019	71,578
Comprehensive loss	(4)	—
Retained earnings (Accumulated deficit)	10,938	(926)

Total stockholders’ equity	86,288	70,978

Total liabilities and stockholders’ equity	$202,834	$141,768

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Revenue (excludes member co-payments of $62,069, $35,238, $147,724 and $102,785 for the three month periods ended September 30, 2004 and 2003 and the nine month periods ended September 30, 2004 and 2003, respectively)	$143,193	$95,003	$367,915	$280,853

Direct expenses	126,847	83,909	325,822	250,232
Selling, general and administrative expenses	9,131	6,428	24,591	18,990

Total operating expenses	135,978	90,337	350,413	269,222

Operating income	7,215	4,666	17,502	11,631
Interest expense, net	352	98	524	362
Other income	41	—	2,065	—

Income before income taxes	6,904	4,568	19,043	11,269
Income tax provision	2,603	1,763	7,179	4,353

Net income	$4,301	$2,805	$11,864	$6,916

Net income per share, basic	$0.13	$0.09	$0.36	$0.21
Net income per share, diluted	$0.12	$0.08	$0.32	$0.21
Weighted average shares of common stock outstanding, basic	33,415	32,466	33,182	32,402
Weighted average shares of common stock outstanding, diluted	36,869	35,034	36,712	33,622

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,864	$6,916
Depreciation expense	1,022	1,156
Deferred income taxes	—	4,353
Income tax refunds, net	—	2,445
Non-cash charges	151	143
Loss on disposal of fixed assets	38	—
Amortization of intangibles and other assets	1,066	612
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable, net	(8,819)	(7,135)
Inventory	17	—
Income taxes payable, net	3,047	—
Other assets	(1,891)	327
Deferred charges	(171)	42
Accounts payable, accrued expenses, and other liabilities	8,183	9,493
Deferred revenue	(589)	(747)

Net cash provided by operating activities	13,918	17,605

Cash flows from investing activities:
Capital expenditures	(5,514)	(223)
Proceeds from sale of fixed assets	1,101	—
Business acquisitions and related payments, net of cash acquired	(37,599)	(1,056)

Net cash used in investing activities	(42,012)	(1,279)

Cash flows from financing activities:
Proceeds from borrowings	37,338	—
Repayment of line of credit	(4,250)	(6,000)
Net proceeds from exercise of stock options	976	383

Net cash provided by (used in) financing activities	34,064	(5,617)

Net increase in cash and cash equivalents	5,970	10,709
Cash and cash equivalents at the beginning of period	28,877	17,531

Cash and cash equivalents at the end of period	$34,847	$28,240

Supplemental disclosure:
Cash paid for interest	$612	$477
Cash paid for taxes	$4,133	$35

The accompanying notes are an integral part of these financial statements

HEALTHEXTRAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the SEC on March 15, 2004. Certain prior period amounts have been reclassified to conform to the current period presentation.

2.	BUSINESS COMBINATIONS

Managed Healthcare Systems

On June 18, 2004, the Company acquired 100% of the common stock of Managed Healthcare Systems, Inc. (“MHS”).

The purchase price for the shares of MHS consisted of:

•	an aggregate cash payment of $37,338,000;

•	100,739 shares of the Company’s common stock, valued at $1.5 million.

The Company also issued:

•	two non-negotiable promissory notes, having an aggregate maximum principal amount of $4.0 million payable pursuant to and subject to certain revenue and gross profit criteria attributable to MHS for the twelve months ending June 30, 2005;

•	warrants to purchase, for up to ten years, up to an aggregate of 300,000 shares of the Company’s common stock at a purchase price of $15.75 per share, subject to the provisions in the warrant, including performance-based standards;

•	a contingent earn-out provision which could require an additional payment of up to $2.0 million, subject to certain revenue and gross profit criteria attributable to MHS for the twelve months ending September 30, 2005.

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

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of MHS had been completed as of the beginning of the periods presented, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	actual	pro forma	pro forma	pro forma
Revenue	$143,193	$99,597	$374,816	$294,634
Net income	4,301	3,743	12,954	9,732
Net income per share, basic	$0.13	$0.11	$0.39	$0.30
Net income per share, diluted	$0.12	$0.11	$0.35	$0.29
Weighted average per share, basic	33,415	32,567	33,245	32,503
Weighted average per share, diluted	36,869	35,135	36,712	33,723

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of MHS at January 1, 2003, nor are these results indicative of future operating results.

In March 2004, the Company entered into an agreement to purchase all of the assets of Diabetic Sense. The financial information regarding this purchase is deemed immaterial and no pro forma information regarding Diabetic Sense is included. See Note 12, “Related Party Transactions” for additional details.

3.	GOODWILL

The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets, effective January 1, 2002. The Company completed its initial impairment testing of goodwill and concluded that no impairment of goodwill existed. The Company performed a similar test as of December 31, 2003, and concluded that no impairment of goodwill exists. In the first and third quarters of 2004, the Company did not record any changes to goodwill. In the second quarter of 2004, the goodwill acquired in acquisitions and other adjustments was approximately $31.6 million. There have been no impairments or write-downs to goodwill in the three and nine month periods ended September 30, 2004.

The changes in goodwill for the nine months ended September 30, 2004 and the year ended December 31, 2003 are as follows (in thousands):

	September 30, 2004	December 31, 2003
Balance as of January 1,	37,764	33,538
Goodwill acquired in acquisitions	31,590	4,226

Balance as of September 30,	$69,354	$37,764

4.	INTANGIBLE ASSETS

As of September 30, 2004, intangible assets consisted of the following (in thousands):

	September 30, 2004	Amortization Period
Catalyst customer contracts	$5,700	20 years
PNNC customer contracts	8,000	20 years
MHS customer contracts	8,000	15 years
Other pharmacy benefit management contracts	2,935	5 mos.-20 yrs.

Total intangible assets	24,635
Accumulated amortization	(2,316)

Total	$22,319

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

Other Pharmacy Benefit Management (“PBM”) contracts allow the Company to provide PBM services, which are amortized over the future cash flow based on management’s best estimate. The estimated aggregate amortization expense of intangible assets through 2008 is as follows (in thousands):

Year	Amount
2004	$1,490
2005	1,844
2006	1,631
2007	1,363
2008	1,338

Total	$7,666

Amortization expense for the three-month periods ended September 30, 2004 and 2003 was approximately $462,000 and $204,000, respectively. Amortization expense for the nine month periods ended September 30, 2004 and 2003 was approximately $1.0 million and $612,000, respectively.

5.	NOTES PAYABLE

At December 31, 2003, the Company had in place a $25.0 million revolving credit facility with a commercial bank. The credit facility had an expiration date of May 2005 and an interest rate of LIBOR plus 2.75% payable in arrears on the fifth day of each month. The outstanding balance on the revolving credit facility at December 31, 2003 was $10.0 million.

In June 2004, the revolving credit facility was increased to $30.0 million and the term was extended to September 2006. The interest rate was negotiated to LIBOR plus 2.00% payable in arrears on the first day of each month. The effective rate at September 30, 2004 was 3.24%. The outstanding balance on the credit facility on September 30, 2004 was $24.3 million.

In June 2004, the Company entered into a $20.0 million, forty-eight month term loan facility with a commercial bank. Commencing on July 1, 2004, principal is to be paid monthly in equal installments, together with accrued and unpaid interest on the outstanding balance. The interest rate is LIBOR plus 2.00%. The outstanding balance on the term loan facility at September 30, 2004 was $18.8 million.

The table below outlines the Company’s outstanding notes payable balances (in thousands):

Description	Outstanding balance
Line of credit	$24,338
Term loan	18,750

Total borrowings	43,088
Less: Short-term borrowings	(5,000)

Long-term borrowings	$38,088

The Company’s assets collateralize the borrowings on the revolving credit facility and the term loan facility. Both facilities contain affirmative and negative covenants related to indebtedness, EBITDA, cash and accounts receivable.

The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. In August 2004, the Company entered into an interest rate swap for the purpose of converting the interest payable on the term loan from a variable rate to a fixed rate. Under the agreement, the Company has agreed to receive interest from the counter party on the $20 million notional amount at a variable rate of LIBOR plus 2.00% and pay interest at a fixed rate of 5.23%. The interest rate swap met the criteria to qualify for the shortcut method of accounting for cash flow hedges under Statements of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. Based on this shortcut method of accounting, no ineffectiveness in the hedging relationship was assumed. The changes in the fair value of the interest rate swap agreement are exactly offset by changes in the fair value of the underlying long-term debt; therefore, the adjustments are recorded on the balance sheet and do not impact income.

Interest expense related to notes payable for the three month period ended September 30, 2004 and 2003 was approximately $438,000 and $123,000; interest expense related to notes payable for the nine month periods ended September 30, 2004 and 2003 was approximately $693,000 and $468,000, respectively.

6.	CO-PAYMENTS

In the PBM segment, member co-payments are not recorded as revenue. The Company incurs no obligations for co-payments to pharmacies and has never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. Under our client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or operating expenses. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding specific amounts of co-payments that have been excluded from the PBA segment’s revenue and operating expenses.

7.	SEGMENT REPORTING

The Company operates in two business segments, PBM and supplemental benefits. The following tables represent financial data by segment for the three and nine months ended September 30, 2004, and 2003. In 2004, the Company refined its methodology for reporting segment information and corporate overhead by excluding general corporate expenses, salary, and salary-related expenses for overhead personnel. Management believes that the new methodology provides a more accurate representation of corporate overhead, assets, liabilities and operating results of the Company’s two segments. Segment reporting disclosure for the three and nine months ended September 30, 2003 has been modified to conform to this new methodology.

Segment information for the three months ended September 30, 2004 and 2003 is as follows (in thousands):

September 30, 2004
	PBM	Supplemental Benefits	Total
Revenue	$131,831	$11,362	$143,193
Segment operating expenses	125,066	9,416	134,482
Segment operating income	6,765	1,946	8,711
Total assets	195,049	7,785	202,834
Accounts receivable	61,216	204	61,420
Accounts payable	59,422	1,474	60,896

September 30, 2003
	PBM	Supplemental Benefits	Total
Revenue	$81,755	$13,248	$95,003
Segment operating expenses	77,906	10,989	88,895
Segment operating income	3,849	2,259	6,108
Total assets	114,243	15,284	129,527
Accounts receivable	44,662	273	44,935
Accounts payable	42,333	1,068	43,401

Operating expenses of the segments exclude approximately $1.5 million in corporate overhead that was not allocated by management in assessing segment performance for both of the three-month periods ended September 30, 2004 and 2003.

Segment information for the nine months ended September 30, 2004 and 2003 is as follows (in thousands):

September 30, 2004
	PBM	Supplemental Benefits	Total
Revenue	$333,031	$34,884	$367,915
Segment operating expenses	317,325	28,988	346,313
Segment operating income	15,706	5,896	21,602

September 30, 2003
	PBM	Supplemental Benefits	Total
Revenue	$240,699	$40,153	$280,853
Segment operating expenses	231,541	33,670	265,211
Segment operating income	9,158	6,483	15,642

Operating expenses of the segments exclude approximately $4.1 million in corporate overhead that was not allocated by management in assessing segment performance for both the nine-month periods ended September 30, 2004 and 2003, respectively.

8.	PROVISION FOR INCOME TAXES

Determining the consolidated provision for income taxes expense involves judgments and estimates. The Company is required to calculate and provide for income taxes in each of the state tax jurisdictions where the Company operates. This involves estimating its current tax exposures in each jurisdiction. Changes in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The effective rate of the tax provision was 37.7% in the third quarter of 2004; while the effective rate of the tax provision was 38.6% in the third quarter of 2003. In the three-month periods ended September 30, 2004 and 2003, the Company recorded a provision for income taxes of approximately $2.6 million and $1.8 million, respectively. The tax provision for income taxes for the nine-month periods ended September 30, 2004 and 2003 are $7.2 million and $4.4 million, respectively.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income	$4,301	$2,805	$11,864	$6,916

Calculation of shares:
Weighted average common shares outstanding, basic	33,415	32,466	33,182	32,402
Dilutive effect of stock options and warrants	3,454	2,568	3,530	1,220

Weighted average common shares outstanding, diluted	36,869	35,034	36,712	33,622

Net income per common share, basic	$0.13	$0.09	$0.36	$0.21

Net income per common share, diluted	$0.12	$0.08	$0.32	$0.21

The following options were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Options and warrants to purchase shares of common stock (in thousands)	335	10	340	2,089

10.	STOCK-BASED COMPENSATION

At September 30, 2004, the Company provided stock-based compensation plans for employees and directors. Stock-based compensation is accounted for using the intrinsic value-based method in accordance with the Accounting Principles Board Opinion (“APB”) 25, “Accounting for Stock Issued to Employees,” and related interpretations.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$4,301	$2,805	$11,864	$6,916
Add: Stock-based compensation expense included in net income (net of related taxes in 2004)	6	—	19	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards (net of related taxes in 2004 and 2003)	712	642	2,148	1,855

Pro forma net income	$3,595	$2,163	$9,735	$5,061

Net income per share:
Basic - as reported	$0.13	$0.09	$0.36	$0.21
Basic - pro forma	$0.11	$0.07	$0.29	$0.16
Diluted - as reported	$0.12	$0.08	$0.32	$0.21
Diluted - pro forma	$0.10	$0.06	$0.27	$0.15

The fair value of these options was estimated at the date of the grants using the modified American Black-Scholes economic option-pricing model with the following assumptions for the three and nine month periods ended September 30, 2004 and 2003:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Expected term	5 years	5 years	5 years	5 years
Volatility factor	76.02-76.96%	82.3%	76.02-79.87%	82.3-87.3%
Risk free interest rate	3.46-3.85%	3.33%	2.76-4.04%	2.28-3.33%
Dividend yield	—	—	—	—
Fair value	$8.62	$5.93	$8.09	$4.31

11.	LEGAL SETTLEMENT

In April 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the $2.0 million of other income reported in the consolidated statement of operations for the nine months ended September 30, 2004.

12.	LEASE COMMITMENTS

In June 2004, the Company entered into a ten-year lease in a new office building located in Rockville, Maryland with rent commencing in September 2004, for approximately 37,000 square feet of office space. Annual basic rent for the first year is approximately $991,000. The agreement provides for annual escalations.

13.	RELATED PARTY TRANSACTION

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

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management (“PBM”) services and supplemental benefit programs. The Company’s PBM segment, which operates under the brand name “Catalyst Rx”, accounted for approximately 86% and 91% of our revenue in the first nine months of 2003 and 2004, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators (“TPAs”), and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs.

The Company also offers supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. The Company contracts with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. The Company’s supplemental benefits segment accounted for approximately 14% and 9% of our revenue in the first nine months of 2003 and 2004, respectively. Individuals are the major purchasers of these programs.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Catalyst Rx provides its clients access to a contracted, non-exclusive national network of more than 53,000 pharmacies. Catalyst Rx’s services provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. Catalyst Rx maintains an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

Pharmacy benefit claim payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed and, accordingly, have assumed that risk independent of our clients. When we administer pharmacy reimbursement contracts and do not assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of manufacturer rebates due to clients is recorded as a reduction of revenue.

Member co-payments are not recorded as revenue. The Company incurs no obligations for co-payments to pharmacies and has never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members.

Under our client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or operating expenses.

To provide additional information to investors, we have disclosed the specific amounts of member payments excluded from both revenue and operating expenses. If the Company had included co-payments in its reported revenue and operating expenses, it would have resulted in an increase in reported PBM revenue and operating expenses for the three months ended September 30, 2004 and 2003 of approximately $62.1 million and $35.2 million, respectively; revenue and operating expenses for the nine months ended September 30, 2004 and 2003 would have increased by approximately $147.7 million and $102.8 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected.

The following tables illustrate the effects on the reported PBM revenue and operating expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Reported PBM revenue	$131,831	$81,755	$333,031	$240,699
Member co-payments	62,069	35,238	147,724	102,785

Total	$193,900	$116,993	$480,755	$343,484

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Reported PBM operating expenses	$125,066	$77,906	$317,325	$230,837
Member co-payments	62,069	35,238	147,724	102,785

Total	$187,135	$113,144	$465,049	$333,622

SUPPLEMENTAL BENEFITS

Our supplemental benefits segment generates revenue from the sale of supplemental benefit programs, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. In recent periods, our supplemental benefits programs have been marketed and sold to individuals primarily by three nationally-recognized companies, which incur the marketing expenses. Accordingly, our supplemental benefit revenue from new members is primarily dependent on the extent and timing of marketing campaigns funded by these three companies and the success they achieve. Correspondingly, these companies are compensated with an increasing percentage of total program revenue, which is accounted for as direct expenses by HealthExtras. All of the insurance and service features included in our programs are supplied by third-party insurance companies or other vendors, and the programs are distributed through an independent, licensed and non-affiliated insurance agency.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenue. Revenue from operations for the three months ended September 30, 2004 was $143.2 million, consisting of $131.8 million generated from the PBM segment and $11.4 million from the supplemental benefits segment. The PBM revenue increased by $50.1 million, including $45.8 million of revenue from increased prescription volume, $3.8 million from MHS, and $6.0 million in increased unit prices, offset by a reduction of revenue of $5.5 million due to increased member co-payments. Total claims processed increased to approximately 3.6 million in the third quarter of 2004 from approximately 2.3 million in the third quarter of 2003. The supplemental benefits revenue decreased by $1.9 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the three months ended September 30, 2003 was $95.0 million, consisting of approximately $81.8 million and $13.2 million attributable to the PBM and supplemental benefits segments, respectively.

On July 1, 2004, CatalystRx began providing PBM services to employees, dependents, and retirees under a contract with the State of Louisiana, which covers approximately 180,000 lives and has a three-year term. It is the largest contract ever awarded to CatalyxtRx in terms of revenue and covered lives. The new contract generated approximately 22.4% of CatalyxtRx’s third quarter revenue and 20.7% of the Company’s third quarter overall revenue. This contract is important not only for its size, but because it was awarded in a highly competitive and thorough selection process. The award and successful implementation of the contract should position us favorably for additional growth opportunities in both the public and private sectors.

Direct Expenses. Direct expenses for the three months ended September 30, 2004 were $126.8 million, consisting of $118.4 million in direct costs from the PBM segment and $8.4 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $44.3 million, while the supplemental benefits segment direct expenses decreased by approximately $1.4 million. The PBM segment’s $44.3 million increase in direct expenses are related to the $50.1 million increase in PBM revenue. The $44.3 million increase is consistent with our anticipated gross margin contribution from increased prescription volume, the acquisition of MHS and increased unit prices, offset by increased member co-payments. The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended September 30, 2003 were $83.9 million, consisting of approximately $74.1 million and $9.8 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $126.8 million and $83.9 million for the three months ended September 30, 2004 and 2003 represented 93.3% and 92.9% of operating expenses for the respective periods.

Gross margins in the PBM segment for the three month period ended September 30, 2004, were 10.2%, or $13.4 million, compared to 9.4%, or $7.7 million, for the three month period ended September 30, 2003. Gross margins for the supplemental benefits segment for the three month period ended September 30, 2004 were 26.3%, or $3.0 million, compared to 25.8%, or $3.4 million for the three month period ended September 30, 2003.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed in a manner that would meaningfully affect current or anticipated results. In the current quarter, gross margins were improved by an increased volume of higher margin workers compensation business related to the consolidation of MHS for the full quarter. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes in the quarter, there were no other significant factors that influenced reported gross margins or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross dollar margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. For the three-month period ended September 30, 2004, selling, general and administrative expenses increased by approximately $945,000 over the same year-earlier quarter to $9.1 million or 6.7% of operating expenses. This increase was primarily associated with PBM segment growth, several significant marketing initiatives, and new client implementations.

Of the 9.1 million increase in selling, general and administrative expenses for the three months ended September 30, 2004 , $6.6 million related to the Company’s PBM services segment, $1.0 million related to the management of our supplemental benefits segment, and $1.5 million related to corporate overhead. Corporate overhead expenses included approximately $4.5 million in compensation and benefits, $1.4 million in commissions, other professional services, insurance and taxes, $952,000 in other expenses, $722,000 in depreciation and amortization, $462,000 for creative development, product endorsement and market research, $612,000 in facility costs, $423,000 in travel expenses, and a $38,000 loss on the disposal of fixed assets.

Selling and general administrative expenses for the three months ended September 30, 2003 were approximately $6.4 million or 7.1% of total operating expenses, $3.0 million of which related to the Company’s PBM services segment, $1.9 million of which related to the management of the supplemental benefits segment, while the remaining $1.5 million related to corporate overhead. These expenses included approximately $2.7 million in compensation and benefits, $1.2 million in commissions, other professional fees, insurance and taxes, $764,000 in other expenses, $584,000 in depreciation and amortization, $421,000 for creative development, product endorsement and market research, $475,000 in facility costs, and $286,000 in travel expenses.

Interest Expense, Net. Interest expense, net for the three months ended September 30, 2004, was approximately $352,000 compared to interest expense, net of approximately $98,000 for the three month period ended September 30, 2003. This was principally due to the lower dollar amounts outstanding on the line of credit in the third quarter of 2003. Interest expense on borrowings for third quarter of 2004 was approximately $438,000.

Income Tax Provision. In the three-month periods ended September 30, 2004 and 2003, the Company recorded a provision for income taxes of approximately $2.6 million and $1.8 million, respectively. Determining the consolidated provision for income taxes expense involves judgment. The Company is required to calculate and provide for income taxes in each of the tax jurisdictions where the Company operates. This involves estimating our current tax exposures in each jurisdiction. Change in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The effective rate of the tax provision was 37.7% in the first six months of 2004, while the effective rate was 38.6% in the first six months of 2003.

Net Income. Net income for the three months ended September 30, 2004 increased by approximately $1.5 million over the same period in 2003. The increase in net income was primarily a function of an increase in other income and increased gross margins in the PBM segment. PBM segment gross margins increased to $13.3 million in 2004 from $7.6 million in 2003, an increase largely attributable to the $50.1 million increase in PBM revenues from the three months ended September 30, 2003 to the three months ended September 30, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Revenue. Revenue from operations for the nine months ended September 30, 2004 was $367.9 million, consisting of $333.0 million generated from the PBM segment and $34.9 million from the supplemental benefits segment. PBM revenue increased by $92.3 million, including $64.8 million of revenue from increased prescription volume, $4.7 million from MHS, and $38.0 million in increased unit prices, offset by a reduction of revenue by $15.2 million due to increased member co-payments. The supplemental benefits revenue decreased by $5.3 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the nine months ended September 30, 2003 was $280.9 million, consisting of approximately $240.7 million and $40.2 million attributable to the PBM and supplemental benefits segments, respectively.

The increase in revenue for 2004 was related to the ongoing growth of our PBM revenues. Revenue growth in the PBM segment in the first nine months of 2004 was primarily attributable to an overall increase in the number of pharmacy transactions processed. Total claims processed increased to approximately 6.8 million in the first nine months of 2004 from approximately 8.7 million in the first nine months of 2003.

Direct Expenses. Direct expenses for the nine months ended September 30, 2004 were $325.8 million, consisting of $300.3 million from the PBM segment and $25.5 million from the supplemental benefits segment. PBM segment direct expenses increased by $80.0 million, while the supplemental benefits segment direct expenses decreased by $4.4 million. The PBM segment’s $80.0 million increase in direct expenses is related to the $92.3 million in increased PBM revenue. The $80.0 million increase is consistent with our anticipated gross margin contributions from increased prescription volume, the acquisition of MHS and increased unit prices, offset by revenue reduction due to increased member co-payments. The decrease in direct expenses in the supplemental benefits segment was largely a result of the modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the nine months ended 2003 were $250.2 million, consisting of approximately $220.3 million and $29.9 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $325.8 million and $250.2 million for the nine months ended September 30, 2004 and 2003 represented 93.0% of operating expenses for the respective periods.

Gross margins for the PBM segment for the nine month period ended September 30, 2004 were 9.8%, or $32.7 million, compared to 8.5%, or $20.4 million, for the nine month period ended September 30, 2003. Gross margins for the supplemental benefits segment for the nine month period ended September 30, 2004 were 26.9%, or $9.4 million, compared to 25.6%, or $10.3 million for the nine month period ended September 30, 2003.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed in a manner that would meaningfully affect current or anticipated results. In the nine months ended September 30, 2004, gross margins were improved by an increased volume of higher margin workers compensation business related to the consolidation of MHS. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. Selling, general and administrative expenses for the nine months ended September 30, 2004 totaled approximately $24.6 million or 7.0% of operating expenses, $17.3 million of which was related to the Company’s PBM services segment, $3.2 million of which was related to the management of the supplemental benefits segment, while the remaining $4.1 million related to corporate overhead. These expenses include $11.7 million in compensation and benefits, $3.6 million in commissions, other professional services, insurance and taxes, $3.0 million in other expenses, $2.0 million in depreciation and amortization, $1.5 million for creative development, product endorsement and market research, $1.6 million in facility costs, $1.1 million in travel expenses, and $38,000 in loss on the disposal of fixed assets.

Selling, general and administrative expenses for the first nine months of 2003 totaled approximately $19.0 million or 7.1% of total operating expenses, $10.7 million of which was related to the Company’s PBM services segment, $4.2 million of which was related to the management of the supplemental benefits segment, while the remaining $4.1 million related to corporate overhead. These expenses included approximately $7.9 million in compensation and benefits, $3.7 million in commissions, other professional services, insurance and taxes, $2.2 million in other expenses, $1.8 million in depreciation and amortization, $1.3 million for creative development, product endorsement and market research, $1.3 million in facility costs, $830,000 in travel expenses.

Other income. In the second quarter of 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the other income reported in the 2004 statement of operations.

Interest Expense, Net. Interest expense, net for the nine months ended September 30, 2004, was approximately $524,000 compared to interest expense, net of $362,000 for the nine-month period ended September 30, 2003. This was principally due to the higher dollar amounts outstanding on the line of credit and the initiation of the $20.0 million term loan. Interest expense on borrowings for the nine months ended September 30, 2004 was $693,000.

Income Tax Provision. In the nine-month periods ended September 30, 2004 and 2003, the Company recorded a provision for income taxes of approximately $7.2 million and $4.4 million, respectively. Determining the consolidated provision for income taxes expense involves judgment. The Company is required to calculate and provide for income taxes in each of the tax jurisdictions where the Company operates. This involves estimating our current tax exposures in each jurisdiction. Change in the geographic mix or estimated level of pre-tax income can affect the overall effective tax rate. The effective rate of the tax provision was 37.7% in the first nine months of 2004; the effective rate was 38.6% in the first nine months of 2003.

Net Income. Net income for 2004 increased by approximately $4.9 million over the same period in 2003. The increase in net income was primarily a function of an increase in other income as well as increased gross margins in the PBM segment. PBM segment gross margins increased to $32.7 million in 2004 from $20.4 million in 2003, an increase largely attributable to the $92.3 million increase in PBM revenues from the first nine months of 2003 to the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

The $6.0 million increase in the Company’s reported cash position from December 31, 2003 to September 30, 2004 was attributable to the nine months pre-tax income of $19.0 million, proceeds of $1.0 million from the exercise of stock options, borrowings of $37.3 million, offset by $37.6 million paid in cash for acquisitions, federal and state tax payments of $4.1 million, capital expenditures of $5.5 million, offset by proceeds from the disposal of fixed assets of $1.1 million, debt payments of $4.3 million, and non-cash depreciation and amortization expenses of $2.1 million. The Company generated positive cash flow over the first nine months of 2004 and anticipates no material changes to that pattern.

Cash and cash equivalents at September 30, 2004 totaled $34.8 million compared to $28.9 million at December 31, 2003. During the nine months ended September 30, 2004, we generated $13.9 million in cash from operating activities, paid approximately $42.0 million in cash for investing activities, and received approximately $34.1 million in cash provided by financing activities.

Net Cash Provided by Operating Activities. Our overall operating activities generated $13.9 million of net cash from operations during the first nine months of 2004, a $3.7 million decrease from the $17.6 million of net cash provided in the nine months of 2003. The decrease was primarily due to the decrease in deferred tax assets in 2003, the $2.4 million in net tax refunds in 2003, the timing of payments to vendors included in accounts payable, and the timing of payments from clients included in accounts receivable in 2004.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine-month period ended September 30, 2004, was $42.0 million compared to $1.3 million for the nine months of 2003. The decrease was primarily due to the fact that in the first nine months of 2004, the Company paid $37.6 million in cash for the MHS in 2004 acquisition and additional PBM customer contracts.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the nine-month period ended September 30, 2004 was $34.1 million compared to cash used in financing activities of $5.6 million in 2003. In 2004, the Company made payments totaling $4.3 million on the outstanding line of credit compared to payments of $6.0 million in the first nine months of 2003; the Company increased its borrowings by $37.3 million and received approximately $383,000 in proceeds from the exercise of stock options as in the comparable period in 2003.

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

Evaluation of Disclosure Controls and Procedures. As of September 30, 2004, the Company evaluated the effectiveness of the design and operations of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in the Company’s periodic filings under the Exchange Act is accumulated and communicated to such officers to allow timely decisions regarding required disclosures. There was no change in the Company’s internal control over financial reporting during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description
3.1 (a)	Certificate of Incorporation of HealthExtras, Inc(1)

3.1 (b)	Form of Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3.2	Bylaws of HealthExtras, Inc. (1)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (1)

4.2	Financing and Security Agreement dated June 18, 2004 by and between HealthExtras, Inc. and Wachovia Bank, National Association

11.1	Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)

31.0	Certifications pursuant to Rule 13a-14(a)/15d-14(a)

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

November 9, 2004	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

November 9, 2004	By:	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer and
Chief Accounting Officer