Form 10-K
period 2004-12-31
HEALTHEXTRAS INC
filed 2005-03-16
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-31014

HEALTHEXTRAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2181356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 King Farm Boulevard, Rockville, Maryland 20850

(Address of principal executive offices, zip code)

Registrant’s phone number, including area code (301) 548-2900

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ National Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $241,957,040 based on the closing price of $14.60 at which the common equity was last sold by the registrant. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of stockholders to be held on June 7, 2005, a definitive copy of which will be filed within 120 days of December 31, 2004, is incorporated by reference in Part III of this Report on Form 10-K.

Special Note Regarding Forward Looking Statements

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

PART I

THE COMPANY

ITEM 1. BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2004. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to HealthExtras, Inc.

OVERVIEW

HealthExtras, Inc. provides pharmacy benefit management, “PBM,” services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx,” accounted for 91%, 86% and 73% of our revenue in 2004, 2003 and 2002, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators, “TPAs,” and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 12.8 million in 2004 from 9.0 million in 2003, respectively and our PBM segment revenue increased by 43.3% from 2003 to 2004.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras,” which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 9%, 14% and 27% of our revenue in 2004, 2003 and 2002, respectively. Individuals are the major purchasers of these programs.

The Company is incorporated in Delaware. Our principal executive offices are located at 800 King Farm Boulevard, 4th Floor, Rockville, Maryland 20850. Our telephone number is 301-548-2900.

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

PHARMACY BENEFIT MANAGEMENT

The Company’s PBM segment, Catalyst Rx, provides its clients access to a contracted, non-exclusive national network of more than 53,000 pharmacies. Catalyst Rx’s services provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. Catalyst Rx maintains an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

On June 18, 2004, we acquired 100% of the common stock of Managed Healthcare Systems, Inc. (“MHS”). We believe our acquisition of MHS allows us to offer an improved range of services to our existing clients, facilitates the expansion of our business development initiatives in Florida, and increases our revenue and cash flow. We believe that the integration of MHS into our existing operations should be fully and successfully completed by the third quarter of 2005.

On July 1, 2004, we began providing PBM services to employees, dependents and retirees under a contract with the State of Louisiana, which covers approximately 180,000 lives and has a three-year term. It is the largest contract ever awarded to us in terms of revenue and covered lives. This contract generated 13.0% of our PBM revenue in 2004. This contract is important not only for its size but because it was awarded in a highly competitive and thorough selection process. The award and successful implementation of the contract should position us favorably for additional growth opportunities in both the public and private sectors.

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

According to 2004 survey data from national benefits consultants, employer sponsored pharmacy benefit costs increased between 16.3% and 14.3% annually in each of the four years ended in 2003. Current projections generally anticipate that increases for 2005 will be in excess of 15%. In the context of overall employer-sponsored health care cost increases, pharmacy costs have been escalating at a rate approximately 40% higher than that of overall spending. The persistence of these trends has resulted in an increasing willingness on the part of payors to embrace plan design changes and other options to curb these levels of cost escalation.

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

Competition

We believe the primary competitive factors in our PBM business are price, quality of service and scope of available services. Scale is an important factor in negotiating prices with pharmacies and manufacturers. Though we have other advantages to offset our comparatively small scale, we could face more pricing competition in the future.

There are a number of national and regional PBMs in the United States, several of which have significantly greater financial, marketing and technological resources at their disposal to expand their client base and grow their businesses. The largest national companies include Medco, Express Scripts and Caremark. There are also large health insurers and certain HMOs which have their own PBM capabilities. Our competitors also include drug retailers and physician practice management companies.

Some of our PBM services, such as disease management services, informed decision counseling services and medical information management services, compete with those being offered by pharmaceutical manufacturers, other PBMs, specialized disease management companies and information service providers.

Market share for PBM services in the U.S. is highly concentrated, with a few firms controlling over 70% of prescription volume. We have demonstrated our ability to serve a broad range of clients from large managed care organizations to employer groups with fewer than a thousand members. We believe the following are our principal competitive strengths:

Flexible and Customized Services. Because we are not affiliated with any pharmaceutical manufacturer, and because we do not own a full-service mail-order facility, the formulary and plan designs we suggest to clients are highly flexible and not subject to influence from manufacturer relationships. Our larger competitors that have manufacturer affiliations or mail order assets are often in a position where they may benefit from increasing the volume of drug utilization generally or that of certain specific drugs. These conflicts arise where revenues from pharmaceutical manufacturers may support the inclusion of certain drugs on formulary which would not otherwise be included or may result from mail order utilization serving as an important source of profit for the PBM.

Local Market Presence. Our local market presence in Florida, Georgia, Louisiana, Nevada, New Mexico, Oklahoma, Texas and the Carolinas allows us to offer attractive benefit pricing based on local pharmacy network rates and formulary design. We support our local markets from our primary operating facilities in Rockville, Maryland, Las Vegas, Nevada and Raleigh, North Carolina. These offices provide account management, customer service and clinical support programs including dedicated clinical pharmacists with expertise in plan design, treatment protocols and various cost management initiatives.

Information-Based Cost-Containment Methods. Through the use of our customized information technology systems, we believe that we provide our clients and members with access to information on a rapid basis that allows us to work with our clients to manage the costs of prescription drugs. For example, our Web-based systems allow our clients to choose which metrics are most important to them for the purposes of evaluating their pharmacy benefit management program. We then provide customized reporting solutions for these key performance indicators. In addition, members can access our Web-based programs to evaluate the costs and benefits of the options for prescription drugs, including over-the-counter alternatives, to which they have access through our benefit programs. We believe these services allow us to further differentiate ourselves from our competitors.

Our Business Strategy

We seek to continue to increase our client base, revenue and profits. We intend to accomplish this by capitalizing on our competitive strengths and helping to address the challenges confronting payors.

Increasing our PBM Client Base by Targeting Certain Market Segments.

We have identified four segments of the market that provide us with the greatest opportunity for growth. We intend to focus our sales and marketing efforts to target these segments in order to gain new clients and increase our membership base and revenues. Our analysis of our market opportunity by segment is as follows:

•	Large Employer Groups (Self-Insured): Representing over 12 million lives, employers in this segment are large enough to need a full-service PBM solution to manage their increasing prescription benefits costs, but are not Fortune 500-size companies that typically are only served by the largest PBMs. By utilizing our information-based cost containment strategies, we offer these clients favorable results compared to larger PBMs, and a greater level of customer service.

•	State and Local Governments: State and local governments are also employers who provide health benefits to their employees and retirees. Some state governments have a workforce and retiree population that rivals a Fortune 1000 employer. These clients are seeking the same customer service, attention to detail, and bottom line results as private sector employers. Because the vast majority of members in this market segment are geographically concentrated, we can analyze the prescribing and utilization trends associated with a state and local government entity and actively influence physicians’ prescribing practices in a particular region. These physician interactions draw on peer-reviewed clinical studies, generic drug utilization patterns, and the insights offered by the physicians themselves to deliver better care at lower costs.

•	Third-Party Administrators (TPAs): There are hundreds of TPAs in the U.S. that focus primarily on administering the health benefits of their clients. TPAs provided services to over 17 million employees, dependents, and retirees, paying over $17 billion annually in total health claims. As the TPA market continues to consolidate, and TPA clients increasingly seek out complete health benefits solutions from their TPA, we believe an increasing number of TPAs will be seeking a PBM partner to administer the prescription benefits of their clients.

•	Mid-Tier Managed Care Organizations (MCOs): There are hundreds of MCOs that each provide coverage to fewer than 200,000 lives. These MCOs collectively represent more than 20 million lives and $8.5 billion in annual drug spending. We believe that MCOs of this size are increasingly dissatisfied with the level of service and results they are receiving from larger PBM companies that devote most of their attention to MCOs that have more than one million members. We have demonstrated that we can provide these MCOs with a complete, full-service PBM that includes all of the features that larger PBMs offer, with superior customer service, market-specific retail networks and customized benefit plans.

Leveraging Local Market Dynamics to Build Customized Networks and Manage Drug Spending.

Although clients contract with us to provide PBM services nationwide, capitalizing on local and regional market dynamics is an effective way to manage drug spending and differentiate our PBM services from those offered by our competitors.

•	Customized Pharmacy Networks: In order to obtain greater pharmacy discounts for our clients, we work with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality, based on the concentration of client members in that area, and the resulting store traffic those members represent to a drug, grocery, or retail chain’s non-pharmacy business. We have established customized pharmacy networks in Florida, Georgia, Louisiana, Nevada, New Mexico, Oklahoma, Texas, and the Carolinas and intend to develop similar networks in other parts of the country.

•	Data Analysis and Reporting to Improve Cost Management and Quality of Care: We perform client-specific data analysis to monitor trends and develop insights and conclusions that result in improved care while reducing costs. Many PBMs offer a variety of data analysis techniques from both a clinical and financial perspective. We differentiate ourselves by using the information we derive from our systems to obtain regionally favorable prescription pricing, to actively influence the drivers of prescription drug utilization and to monitor clinical formulary and disease management trends.

•	Extensive Use of Internet Facilities to Enhance Account Management Effectiveness: We provide our clients Web-enabled decision support for prescription benefit plan management, clinical evaluations, disease management, and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze detail for a particular drug, physician, member, or pharmacy. This functionality enables our clients to measure successes relative to formulary and disease management initiatives and assists in the identification of specific patient populations that may benefit from specialty pharmacy programs.

Offering Our Clients a Variety of Specialized Services Focused On Improving Health Outcomes.

Clinical and Other Services. Our clinical service teams work closely with clients to design and administer pharmacy benefit plans that use formularies and other techniques to promote clinically appropriate and cost-effective drug usage. We are often able to influence physician prescribing patterns by comparing individual behavior to physician peer groups and encouraging change where practices differ from peer group norms and medical best practices. Because we operate with significant geographic focus, the consultations between our clinical pharmacists and local physicians tend to have higher levels of effectiveness compared with less concentrated initiatives. Similarly, our programs with retail pharmacies support therapeutic interchange programs that encourage the evaluation of cost-effective drug alternatives where appropriate. We also offer consulting services to assist clients in designing education and communication programs designed to support cost-effective prescription drug programs.

Disease Management. We assist clients in managing the cost and treatment of specific chronic diseases in order to improve medical outcomes and lower the overall cost of health care. These disease management programs monitor the contracted population and intervene when individuals demonstrate symptoms of a specific disease or high risk indications.

Our disease management programs are the responsibility of a dedicated team of clinicians and have been developed around three-key approaches:

•	Data Analysis and Integration. We evaluate and identify medical, laboratory, pharmacy and other relevant data within an identified population.

•	Case Identification. We identify patients who have a specific disease and evaluate the appropriateness of targeted interventions.

•	Clinical and Program Interventions. We communicate with identified patients and offer enhanced education about their condition and effective management tools. We also integrate our recommendations with those of physicians, including treatment guidelines, patient profiles and patient management tools. Case management intervention programs are coordinated with other care-givers to monitor outcomes and improve overall care.

Pursuing Selective Acquisitions.

Consolidation has been, and may continue to be, an important factor in all aspects of the pharmaceutical industry, including the PBM segment. We will continue to evaluate additional acquisition and joint venture opportunities to enhance our business strategy.

We have successfully integrated three strategic acquisitions over the last four years. Our acquisitions have provided us with a more diverse and complete set of products and services to sell to a larger customer base. For example, Catalyst’s previously developed demand management, generic substitution and other clinical programs have significantly enhanced our ability to serve larger and more sophisticated customers. The acquisitions have also allowed us to better capture efficiencies in corporate overhead and information technology investments. In each of these acquisitions, we achieved our objectives by integrating operations, realizing operating efficiencies, improving profitability and growing the revenue base of the acquired businesses. We acquired MHS in June 2004 and are in the process of integrating its operations. We will continue to look for acquisition opportunities that complement our existing operations and have characteristics similar to the companies previously acquired. These characteristics include geographic membership concentrations, opportunities to improve profitability and a base from which to generate revenue growth.

Customers.

One of our customers, the State of Louisiana, accounted for 13.0% of our PBM segment revenues and 11.8% of our consolidated revenues in 2004. Also, our ten largest customers accounted for 51.0% of our PBM segment revenues and 46.5% of our consolidated revenues in 2004.

PBM Services

We provide our clients the tools, information, and specialized expertise needed to offer the best drug therapy to their membership, while simultaneously working to lower the costs associated with a pharmacy benefit plan. Our PBM services involve managing member prescription drug utilization to ensure high-quality, cost-effective pharmaceutical care through a combination of managed care principles, advanced data analysis and technologies, and the management of client specific cost control initiatives. Our PBM services include:

•	Benefit plan design and consultation: Our pharmacy professionals work in conjunction with our clients to design benefit plans that meet the needs of our clients and their members. We seek to maximize the quality of care members receive while controlling the cost of providing prescription pharmaceutical coverage by, among other efforts, creating financial incentives and reimbursement limitations on the drugs covered by our plan, offering generic utilization incentives, and imposing reimbursement limitations on the amount of a drug that can be obtained in a specific period.

•	Formulary administration: We seek to maximize the clinical appropriateness of all drugs covered by our plans. In doing so, we actively seek to promote the use of drugs that our clients identify as the preferred prescription alternative for certain clinical conditions, thereby reducing unnecessary overuse of new drugs or reformulations of old drugs in inappropriate conditions.

•	Formulary compliance and therapeutic intervention programs: We seek to encourage compliance with the formularies established in conjunction with our clients for our plans by instituting guidelines that create financial incentives both for our clients’ members and our pharmacy networks to comply with the formulary. For example, we design plan features such as tiered co-payments that require a member to pay more for a non-formulary drug. At the same time, we also encourage the appropriate use of prescription drugs through prescriber education programs. Finally, we seek to encourage the use of generic formulations of branded pharmaceuticals, thereby lowering the cost of prescription pharmaceuticals without compromising efficacy.

•	Retail pharmacy network contracting and administration: We contract with more than 53,000 retail pharmacies nationwide at competitive discount rates which allows our members to access their benefits at a broad array of locations. We may offer clients access to sub-networks where higher discounts are available when offering a limited network of retail pharmacies to their members. We work with our retail pharmacy network providers to achieve the goals of our clients: quality, responsible, and cost-effective prescription drug coverage for their members.

•	Advanced decision support and data analysis services: We are able to help manage the expansion in the cost of providing prescription drug coverage through intensive analysis and review of utilization data of our clients’ members. By recognizing inappropriate use or dispensing of certain prescription drugs for certain member groups or at certain network pharmacies, we are able to help limit rapid inflation in prescription expenses.

•	Flexible, customized reporting available via secure Internet connection: We provide our clients’ members the ability to compare options available to them for certain prescription drugs through our comprehensive Web site. For example, on our Web site members can compare the various options available to them for allergy medication, such as branded prescription pharmaceuticals, a generic alternative, or an over-the-counter formulation.

•	Contracted mail order pharmacy: We are able to help control the costs of providing prescription drug coverage for our clients through the use of mail order distribution capabilities to which we have access through contractual arrangements. We have negotiated favorable rates for our clients that allow them to maintain desired clinical outcomes while limiting prescription drug costs.

SUPPLEMENTAL BENEFITS

Supplemental Benefit Programs

We currently offer under the brand name, “HealthExtras,” supplemental benefit programs developed by us, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. Our supplemental benefits segment accounted for approximately 9% and 14% of our revenue in 2004 and 2003, respectively. We have an agreement to use certain endorsements and likenesses of former actor and advocate Christopher Reeve to promote our supplemental benefit programs.

In recent periods, our supplemental benefit programs have been marketed and sold to individuals primarily by American Express, Citibank and Stonebridge who incur the marketing expenses. Accordingly, the generation of supplemental benefit program revenue from new members is primarily dependent on the extent and timing of marketing campaigns funded by these three companies and the success they achieve.

We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. All of the insurance and service features included in our programs are supplied by third-party insurance companies or other vendors, and the programs are distributed through an independent, licensed and non-affiliated insurance agency.

Our agreements with the program marketers are typically for a term of 12 months, with automatic annual renewals unless cancelled upon written notice 30 or 90 days prior to an anniversary date. Some contracts also provide for termination by either party without cause upon 30 or 90 days prior written notice.

Competition

Our supplemental benefit programs compete with the traditional distributors of disability and accident insurance, such as captive agents, independent brokers and agents, and direct distributors of insurance, and with banks, securities firms and mutual fund companies that sell insurance or alternative products to similar consumers. We believe that the principal competitive factors in our supplemental disability and accident benefits markets are price, brand recognition, marketing expenditures and customer service. Many of our current and potential competitors have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than our own. Certain of these competitors may be able to secure products and services on more favorable terms than we can obtain.

Any of the distributors described above could seek to compete against us in providing supplemental benefits through traditional channels or by copying our products or business model. Increased competition may result in reduced operating margins, loss of market share and damage to our brand.

GOVERNMENT REGULATION

Various aspects of our business are governed by federal and state laws and regulations. Because sanctions may be imposed for violations of these laws, compliance is a significant operational requirement. We believe we are in substantial compliance with all existing legal requirements material to the operation of our business. There are, however, significant uncertainties involving the application of many of these legal requirements to our business. In addition, there are numerous proposed health care laws and regulations at the federal and state levels, many of which could adversely affect our business, results of operations and financial condition. We are unable to predict what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our business, or the health care industry in general, or what effect any such legislation or regulations might have on us. We also cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws or regulations that could have a material adverse effect on our business or financial performance.

Some of the state laws described below may be preempted in whole or in part by the Employee Retirement Income Security Act of 1974, “ERISA,” which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. We also provide services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA.

Federal Laws and Regulations Affecting the PBM Segment

The following descriptions identify various federal laws and regulations that affect or may affect aspects of our PBM business:

Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, referred to as MMA. MMA created an endorsed Medicare voluntary prescription drug discount card and transitional assistance program that took effect in the spring of 2004 and a new voluntary outpatient prescription drug benefit that is scheduled to take effect on January 1, 2006. The MMA also created new guidelines for Medicare HMOs (termed Medicare Advantage Plans) which offer both an outpatient prescription drug benefit and health care coverage.

The drug discount card and transitional assistance program was created as an interim program until the commencement of the new Medicare drug benefit in 2006. The voluntary drug discount card program enables Medicare beneficiaries to pay a fixed fee to access discounts on drugs. On March 26, 2004, the Center for Medicare and Medicaid Services, “CMS,” approved 28 private sponsors for the transitional drug discount card program. While we were selected as a national voluntary drug discount card program sponsor, we opted not to participate in this transitional prescription drug discount program. Endorsed card sponsors must offer the drug discount card program until the end of the transition period. The transition period will be from January 1, 2006 until the effective date of the individual’s enrollment in the new Medicare drug benefit or the last day that individuals may enroll in the new Medicare drug benefit through the open enrollment process.

As stated above, the MMA also created a new voluntary outpatient prescription drug benefit under Medicare to begin January 1, 2006. Medicare beneficiaries who elect such coverage will pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. The new outpatient prescription drug benefit will be offered on an insured basis by Prescription Drug Plans, “PDPs,” in 34 regions across the United States and by Medicare Advantage Plans, along with health care coverage, in 26 regions across the United States.

In order to qualify as a regional PDP, a plan needs to be licensed as a risk bearing entity in the state(s) in which it offers the plan(s) or meet other solvency and financial standards created by the Secretary of the Department of Health and Human Services, “DHHS.” In addition, there are extensive requirements that will need to be met, including maintaining an adequate network of community pharmacies and providing beneficiaries with access to negotiated prices. Regional PDPs and Medicare Advantage Plans will be selected through a competitive bidding process in 2005.

The MMA also provides a provision for fallback plans in regions where less than two plans from two different sponsors, one of which must be a PDP, are offered. Fallback plans are not risk bearing entities like PDPs; rather such plans are paid a set administrative fee and also reimbursed by Medicare for the actual cost of a beneficiary’s prescriptions. Fallback plans, like PDPs, will be selected through a competitive bidding process in 2005.

We are considering bidding to become either a PDP or a fallback plan in one or more regions. If chosen as a PDP or as a fallback plan, it will be the first time that we will be a direct contractor with the federal government and subject directly to the rules, regulations and enforcement authority of the federal government over contractors. PDPs and fallback plans are also subject to extensive requirements, including reporting certain rebate information and providing beneficiaries and CMS access to negotiated prices.

Federal Anti-Remuneration/Fraud And Abuse Laws.

The federal healthcare Anti-Kickback Statute prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and “safe harbors,” any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, including Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services, “CHAMPUS,” or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole or in part under Medicare, Medicaid, CHAMPUS or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines, and exclusion from participation in the federally funded health care programs.

The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General within the DHHS, the “OIG,” and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain safe harbors from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The Anti-Kickback Statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

Additionally, it is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers,” referred to as “Compliance Guidance.” The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential “risks,” including the provision of grants to PBMs to support disease management programs and therapeutic interchanges. The Compliance Guidance recognizes that formulary development is unlikely to raise significant anti-remuneration issues as long as the decision-making process places clinical efficacy and drug appropriateness before cost considerations.

To our knowledge, these anti-remuneration laws and regulations have not been interpreted to prohibit PBMs from receiving payments from drug manufacturers in connection with certain drug purchasing and formulary management programs, certain therapeutic intervention programs conducted by independent PBMs, or other contractual relationships, such as those we have with certain of our clients. Furthermore, we believe that we are in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations and financial condition.

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistle blower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the Federal False Claims Act. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency.

There are currently two qui tam actions filed under the Federal False Claims Act and similar state laws pending in U.S. District Court for the Eastern District of Pennsylvania against Medco Health Solutions, Inc., “Medco,” for alleged violations of the Federal False Claims Act. The U.S. Attorney’s Office for the Eastern District of Pennsylvania has intervened. The complaint alleges, among other things, that Medco favored the products of certain pharmaceutical manufacturers, including Merck & Co., Inc., over less expensive products and engaged in improper pharmacy practices in its mail order pharmacy. In December 2003, the initial complaint was amended to include allegations of violations of the Public Contractor Anti-Kickback Statute in connection with Medco’s role as a PBM for federally funded health care programs. In September 2004, the court denied Medco’s motion to dismiss the Federal False Claims Act and Public Contractor Anti-Kickback Statute claims. In April 2004, Medco entered into a settlement with the U.S. Attorney’s Office with regard to the government’s claims for injunctive relief. There has been no settlement of the government’s monetary claims.

Currently, we do not directly contract with the federal government to provide services to beneficiaries of federally funded health programs. Therefore, we do not directly submit claims to the federal government. However, we may contract with and provide services to entities or organizations that are federal government contractors. There can be no assurance that the government would not potentially view one or more of our actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim. We do not believe we are in violation of the Federal False Claims Act and we have a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

ERISA Regulation.

The Employee Retirement Income Security Act of 1974, “ERISA,” regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans. We have agreements with self-funded corporate health plans to provide PBM services, and therefore, are a service provider to ERISA plans. ERISA imposes duties on any person or entity that is a fiduciary with respect to the ERISA plan. We administer pharmacy benefits for ERISA plans in accordance with plan design choices made by the ERISA plan sponsors. Therefore, we believe that the conduct of our business generally is not subject to the fiduciary obligations of ERISA. However, there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

On May 25, 2004, the U.S. District Court for the Southern District of New York accepted a class action settlement proposed by Medco in a lawsuit that alleged that Medco was a functional fiduciary under ERISA and violated its fiduciary obligations by, among other things, failing to make adequate disclosures regarding certain rebates from pharmaceutical manufacturers and steering clients toward more expensive pharmaceuticals with higher rebates benefiting Medco and its parent company, Merck & Co., Inc. Pursuant to the settlement, Medco will pay $42.5 million into a settlement fund to be distributed to plan participants. In addition, Medco will implement and continue certain business practices aimed at increasing transparency around formulary decisions and therapeutic interchanges. Medco has not admitted, and the settlement does not require Medco to admit, any wrongdoing under ERISA or otherwise.

On July 26, 2004, private litigants filed suit against Caremark, Inc. in the U.S. District Court for the Middle District of Tennessee alleging that Caremark, Inc. was a fiduciary under ERISA and violated its ERISA fiduciary duties by, among other things, failing to disclose the existence and extent of manufacturer rebates, concealing the “spread” on pharmacy claims to the detriment of ERISA plans and conspiring with pharmaceutical manufacturers to inflate AWP.

In addition to the cases discussed above, numerous other lawsuits have been filed against various PBMs by private litigants, whether a Plan participant on behalf of an ERISA plan or by the ERISA Plan sponsor, alleging that the PBMs are ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers.

ERISA also imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the federal health care anti-kickback statute discussed above. In particular, ERISA does not provide the statutory and regulatory safe harbor exceptions incorporated into the federal healthcare anti-kickback statute. Like the health care anti-kickback laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. We have implemented policies regarding, among other things, disclosure to health plan sponsors with respect to any commissions paid by or to us that might fall within the scope of such provisions and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of ERISA.

FDA Regulation.

The U.S. Food and Drug Administration, the “FDA,” generally has authority to regulate drug promotional materials that are disseminated “by or on behalf of” a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBMs that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA has taken no further action on the Notice and Draft Guidance. However, there can be no assurance that the FDA will not attempt again to assert jurisdiction over aspects of our PBM business in the future and, although we are not controlled directly or indirectly by any drug manufacturer, the impact future FDA regulation could materially adversely affect our business, results of operations, or financial condition.

Antitrust Regulation.

The federal antitrust laws regulate trade and commerce and prohibit unfair competition as defined by those laws. Section One of the Sherman Antitrust Act prohibits contracts, combinations or conspiracies in restraint of trade or commerce. Despite its sweeping language, however, Section One of the Sherman Act has been interpreted to prohibit only unreasonable restraints on competition. Section Two of the Sherman Act prohibits monopolization and attempts at monopolization. Similarly, Section Seven of the Clayton Act prohibits unlawful mergers and acquisitions. In addition, the Robinson Patman Act, which is part of the Clayton Act, prohibits a variety of conduct relating to the sale of goods, including prohibiting practices the statute defines as price discrimination. One section of the Robinson Patman Act prohibits a seller from selling goods of like grade or quality to different customers at different prices if the favorable prices are not available to all customers competing in the same class of trade. Successful plaintiffs in antitrust actions are allowed to recover treble damages for the damage sustained as a result of the violation.

On October 1, 2003, several independent pharmacies throughout the United States filed suit as a class against Express Scripts, Inc. in the U.S. District Court for the Northern District of Alabama. The same plaintiffs filed similar suits against Caremark, Inc., Advance PCS, and Medco, also on October 1, 2003, in the U.S. District Court for the Northern District of Alabama. The complaints allege that the defendant PBMs conspired with other PBMs to fix prices in violation of the Sherman Antitrust Act. The suits seek unspecified monetary damages (including treble damages) and injunctive relief. Motions to dismiss are pending in all cases.

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

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal anti-remuneration and Federal False Claims Act described above. Such state laws are not necessarily limited to services or items for which federally funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations and financial condition.

State Consumer Protection Laws.

Most states have enacted consumer protection and deceptive trade laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for state investigations and prosecutions of PBMs.

•	On April 26, 2004, Medco settled allegations that it engaged in unfair or deceptive acts and practices in violation of trade practice laws with twenty (20) states for $29 million. In addition to the monetary settlement, Medco agreed to several business practice changes, primarily aimed at increasing transparency as to the existence and extent of manufacturer rebates and the reasons for therapeutic interchanges.

•	On August 4, 2004, the New York Attorney General brought suit against Express Scripts in New York Supreme Court. The complaint alleges that Express Scripts breached its contract with the state and violated the state’s Executive and General Business Laws by concealing manufacturer rebates and maximizing the difference between client payments for pharmacy services and payments made to pharmacies.

In addition to the lawsuits discussed above, there have been numerous additional actions filed by private litigants against PBMs asserting state consumer protection law claims.

We do not believe that we maintain contractual relationships that include the features that have been identified as problematic in the Medco settlement agreement or that have been alleged as improper in other actions against PBMs under state consumer protection statutes. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

State Comprehensive PBM Regulation.

States continue to introduce legislation to regulate PBM activities in a comprehensive manner. Legislation seeking to impose fiduciary duties or disclosure obligations on PBMs has been proposed on some states. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on PBMs. However, both the U.S. District Court for Maine and for the District of Columbia have preliminarily enjoined enforcement of these statutes on the grounds that the statutes may cause PBMs to disclose proprietary trade secrets and may be preempted by ERISA.

In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy, “NABP,” an organization of state boards of pharmacy, the National Association of Insurance Commissioners, “NAIC,” an organization of state insurance regulators, and the National Committee on Quality Assurance, “NCQA,” an accreditation organization, are considering proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. While the actions of the NABP and NAIC would not have the force of law, they may influence states to adopt any requirements or model acts they promulgate. In addition, standards established by NCQA could materially impact us directly as a PBM, and indirectly through the impact on our health plan clients, where applicable.

Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, TPAs, companies that provide utilization review services, and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear.

We believe that we are in substantial compliance with all such laws and requirements where required, and continue to monitor legislative and regulatory developments. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of our PBM business. Future legislation or regulation, or interpretations by regulatory and quasi-regulatory authorities of existing laws and regulations, could materially affect the cost and nature of our business as currently conducted.

State Network Access Legislation.

A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network, referred to as “any willing provider” legislation, or removal of a network provider, referred to as due process legislation. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. These statutes have not materially affected our business.

State Legislation Affecting Plan Or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called “freedom of choice” legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on our business, results of operations and financial condition.

State Regulation Of Financial Risk Plans.

Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Currently, we do not believe that our PBM business currently incurs financial risk of the type subject to such regulation. However, as discussed above, if we choose to become a regional PDP for the Medicare outpatient prescription drug benefit we would need to comply with state laws governing risk-bearing entities in the states where we operate a PDP.

State Discount Drug Card Regulation.

Numerous states have recently enacted laws and/or promulgated or proposed regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. Such laws and regulations provide, generally, that any person may bring an action for damages or seek an injunction for violations. We administer a limited commercial discount drug card program that we do not consider material to our business. We believe our administration of the commercial discount drug card program is in compliance with various state laws. However, there can be no assurance that the existence of such laws will not materially impact our ability to offer certain new commercial products and/or services in the future.

Combined Federal and State Laws, Regulations and Other Standards Affecting the PBM Segment

Certain aspects of our PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Privacy And Confidentiality Legislation.

Our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Many states’ laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations and financial condition.

As of April 14, 2003, the final privacy regulations, the “Privacy Rule,” issued by the DHHS pursuant to the Health Information Portability and Accountability Act, “HIPAA”, became effective, and began imposing extensive restrictions on the use and disclosure of individually identifiable health information by certain entities known under the Privacy Rule as covered entities. PBMs, in general, are not considered covered entities. However, our clients are covered entities, and are required to enter into “business associate agreements” with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

As of October 16, 2002, or October 16, 2003 for those covered entities that filed for an extension, compliance with the final transactions and code sets regulation, the “Transaction Rule,” promulgated under HIPAA became effective. The Transaction Rule requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. In July 2003, CMS issued guidance that, at least for the short term, as long as covered entities were making good faith efforts toward testing for the standard transactions, CMS would not act affirmatively to enforce the Transaction Rule against covered entities for non-compliance. We have made the necessary arrangements to offer compliant electronic transactions to our clients.

In February 2003, the final security regulations, the “Security Rule,” issued pursuant to HIPAA, were published. The Security Rule mandates the use of administrative, physical and technical safeguards to protect the confidentiality of electronic health care information. Compliance with the Security Rule is not required until April 21, 2005. Similarly to the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities. We have made the necessary arrangements to ensure compliance with the Security Rule, as we will be subject to many of its requirements as a result of our contracts with covered entities.

While implementation of the Privacy Rule, Transaction Rule and the Security Rule, the “HIPAA Regulations,” is just beginning and future regulatory interpretations could alter our assessment, we currently believe that compliance with the HIPAA Regulations should not have a material adverse effect on our business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations.

Independent of any regulatory restrictions, individual health plan sponsor clients could increase limitations on our use of medical information, which could prevent us from offering certain services.

Legislation Affecting Drug Prices.

Various federal and state Medicaid agencies, as well as legislators and private litigants have raised the issue of how average wholesale price, “AWP,” is determined. AWP is a standard pricing unit published by third party data sources and currently used throughout the PBM industry as the basis for determining drug pricing under contracts with clients, pharmacies and pharmaceutical manufacturers. Under MMA, effective January 1, 2005, AWP will no longer serve as the basis for Medicare Part B Drug reimbursement, except for certain vaccines, infusion drugs furnished through durable medical equipment and for blood and blood products (other than clotting factors). Rather, with certain exceptions, Part B drugs generally will be reimbursed on an average sales price, “ASP,” methodology. ASP means a manufacturer’s total dollar sales of a product in the United States to all purchasers (excluding certain sales exempted from Medicaid Best Price reporting and “nominal” sales) divided by the total number of such units of such drug or biological products sold by the manufacturer in such quarter. Manufacturers are required to include in ASP calculations all volume discounts, prompt pay discounts, cash discounts, free goods that are contingent on any purchase requirement, chargebacks, and rebates (other than Medicaid rebates). Additionally, beginning in 2005, DHHS may include other price concessions in the ASP calculation. Drugs that will be reimbursed on an ASP reimbursement system by Medicare do not represent a significant portion of our business and we therefore do not believe that ASP reimbursement for such drugs will have a material adverse effect on our business, results of operations or financial condition.

The extent to which ASP will be used in pricing outside the Medicare Part B context or changes to how AWP is determined and reported to state and federal programs could alter the calculation of drug prices for federal and/or state programs. We are unable to predict whether any such changes will be adopted, and whether such changes would have a material adverse effect on our business, results of operations and financial condition.

The federal Medicaid rebate statute provides that pharmaceutical manufacturers must provide rebates on all drugs purchased by the Medicaid program. Manufacturers of brand-name pharmaceuticals must provide the Medicaid program a rebate equivalent to the greater of (1) 15.1% of average manufacturer price, “AMP,” the average price for products sold to wholesalers, or (2) the difference between AMP and the “best price” given to customers other than the Medicaid program. Some pharmaceutical manufacturers may view the Medicaid rebate statute as a disincentive to offer rebates and discounts to private parties, including PBMs.

Additionally, some states have adopted so-called “most favored nation” legislation providing that a pharmacy participating in the state Medicaid program must give the state the lowest price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.

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

Future Regulation.

We are unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our businesses or the health care industry in general, or what effect any such legislation or regulations might have on us. For example, the federal government and several state governments have proposed Patients’ Bill of Rights or other similar legislation aimed primarily at improving quality of care provided to individuals in managed care plans. Some of the initiatives propose providing greater access to drugs not included on health plan formularies, giving participants the right to sue their health plan for malpractice, and mandating an appeals or grievance process. There can be no assurance that federal or state governments will not impose additional restrictions, via a Patients’ Bill of Rights or otherwise, or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations and financial condition.

Regulations Affecting Mail Order Pharmacies

We operate a facility in Fort Lauderdale, Florida that provides limited mail order services to certain of our PBM customers. This facility principally fills workers’ compensation and hospice-related prescriptions. Nonetheless, we are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products and dispensing of controlled substances.

Regulation of Controlled Substances

Our mail order facility must register with the United States Drug Enforcement Administration, the “DEA,” and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires us to comply with the DEA’s security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

State Licensure Laws

Our mail order facility is located in Florida, and we are licensed to do business as a pharmacy there. Furthermore, many states require out-of-state mail order pharmacies to register with the state board of pharmacy or similar governing body when pharmaceuticals are delivered by mail into the state. Also, some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. We believe we are in substantial compliance with state licensure and registration requirements.

Other Regulations

The FTC regulates advertising by mail order pharmacies and requires such facilities to stock a reasonable supply of a product sold, to fill mail orders within 30 days and to provide customer refunds where appropriate. In addition, the FDA sets standards for the packaging of prescription drugs. Federal and state anti-remuneration laws also apply to our mail order pharmacy.

Regulations Affecting the Supplemental Benefits Segment

Because our supplemental benefit programs include insurance benefits, distribution of our programs must satisfy applicable legal requirements relating, among other things, to policy form and rate approvals, the licensing laws for insurance agents and insurance brokers, and the satisfaction by a HealthExtras member who receives the insurance benefit of requisite criteria, for example being a resident of a state which has approved the insurance policy. We believe we satisfy applicable requirements. The underwriter of the insurance benefits included in our supplemental benefit programs is responsible for obtaining regulatory approvals for those benefits. Independent licensed insurance agencies are responsible for the solicitation of insurance benefits involved in those programs.

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

State insurance laws and regulations are complex and broad in scope and are subject to periodic modification, as well as differing interpretations. There can be no assurance that insurance regulatory authorities in one or more states will not determine that the nature of our business requires us to be licensed under applicable insurance laws. A determination to that effect or that we or the distributors are otherwise not in compliance with applicable regulations could result in fines, additional licensing requirements or our inability to market the products in particular jurisdictions. Such penalties could significantly increase our general operating expenses and harm our business. In addition, even if the allegations in any regulatory or legal action against us turn out to be false, negative publicity relating to any such allegation could result in a loss of consumer confidence and significant damage to our brand.

One of the primary means by which our programs are marketed is telemarketing, which the marketers may outsource to third parties. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, related state laws and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection.

In 2003, the FTC established the national Do-Not-Call Registry. Both the FTC and the Federal Communications Commission, the “FCC,” have adopted rules to enforce restrictions on companies marketing their goods and services to consumers by telephone. Subject to certain exemptions (such as an existing business relationship with the called party), telemarketers may not initiate telephone solicitations to individuals that have registered their numbers on the national Do-Not-Call Registry. Those who disregard the national Do-Not-Call Registry can be fined up to $11,000 per call. Companies are also required to maintain their own lists of consumers that have stated that they do not wish to receive future marketing calls, and must not solicit such consumers by telephone, even if the call falls within the scope of one of the exemptions to the national “do-not-call” rules.

The Do-Not-Call Registry has not had a material adverse effect on the sale of our supplemental benefit programs. We have continued to meet our enrollment targets.

There can be no assurance that federal or state laws regulating telemarketing will not materially impact our business in the future. In addition, some states have enacted laws, and others are considering enacting laws, targeted directly at regulating telemarketing practices. There can be no assurance that any such laws will not adversely affect or limit our current or future operations. While compliance with these laws and regulations is generally the responsibility of the marketers and subcontractors, there can be no assurance that we would have no exposure to liability.

EMPLOYEES

As of December 31, 2004, we had 227 employees whose services are devoted full time to HealthExtras and its subsidiaries. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, integrate, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM	2. PROPERTIES

In June 2004, we entered into a ten-year lease in a new office building located in Rockville, Maryland for approximately 37,000 square feet of office space and moved our headquarters to the new location in the third quarter of 2004. Annual basic rent for the first year is approximately $1.0 million. The lease provides for annual escalations. We have clinical and sales offices in Florida, Georgia, Louisiana, Minnesota, Nevada, North Carolina, and Texas.

Six of the seven clinical and sales offices, with a total of 22,000 square feet, are under leases that expire over terms through October 2011 and the other office is under a month-to-month lease. We believe that suitable space on commercially reasonable terms will be available as required.

ITEM	3. LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, materially harm our business, financial condition or results of operations.

ITEM	4. SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock has been quoted on the NASDAQ National Market under the symbol “HLEX” since the Company’s initial public offering on December 14, 1999. The following table sets forth for the period indicated the high and low sales closing prices for the common stock:

	High	Low
2003
First quarter	$4.30	$3.40
Second quarter	$8.15	$3.96
Third quarter	$9.59	$7.15
Fourth quarter	$14.50	$8.88
2004
First quarter	$13.22	$9.21
Second quarter	$16.84	$11.03
Third quarter	$16.28	$11.81
Fourth quarter	$16.80	$13.22

On March 11, 2005, the closing sale price of the common stock, as reported by the Nasdaq National Market was $16.64 per share. As of March 11, 2005, the Company had approximately 448 stockholders of record.

Dividend Policy

We have never paid a dividend on our common stock and have no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay dividends.

Recent Sales of Unregistered Securities

On May 5, 2004, the Company issued 15,000 shares of its common stock to a non-employee in exchange for consulting services. This issuance was made in reliance upon Section 4(2) of the Securities Act of 1933.

On June 18, 2004, the Company issued 100,739 shares of its common stock to the sellers of Managed Healthcare Services, Inc. Refer to Form 8-K, filed with the SEC on June 23, 2004 for additional information.

On June 24, 2004, the Company issued 74,250 shares of its common stock to the seller of Diabetic Sense. Refer to Form 10-Q, filed with the SEC on August 9, 2004.

ITEM	6. SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

		For the Years Ended December 31,
		(In thousands except per share data)
	2000	2001	2002	2003	2004
Statement of Operations Data:
Revenue	$43,924	$118,226	$248,407	$384,094	$521,325

Direct expenses	24,049	87,543	209,523	341,201	460,783
Selling, general and administrative	39,669	38,454	35,484	25,865	35,583

Total operating expenses	63,718	125,997	245,007	367,066	496,366

Operating income (loss)	(19,794)	(7,771)	3,400	17,028	24,959
Interest income (expense), net	2,069	1,092	(82)	(443)	(762)
Other income (expense), net	499	—	—	—	2,100

Income (loss) before income taxes and minority interest	(17,226)	(6,679)	3,318	16,585	26,297
Minority interest	—	(96)	(45)	—	—

Income (loss) before income taxes	(17,226)	(6,775)	3,273	16,585	26,297
Income tax (credit) provision	—	—	(10,205)	6,268	9,914

Net income (loss)	$(17,226)	$(6,775)	$13,478	$10,317	$16,383

Net income (loss) per share, basic	$(0.62)	$(0.23)	$0.42	$0.32	$0.49
Net income (loss) per share, diluted	$(0.62)	$(0.23)	$0.42	$0.30	$0.45
Weighted average shares of common stock outstanding, basic	28,010	29,731	32,234	32,447	33,642
Weighted average shares of common stock outstanding, diluted	28,010	29,731	32,420	34,454	36,407

Balance Sheet Data:
Cash and cash equivalents	$28,921	$33,009	$17,531	$28,877	$67,068
Total assets	52,044	88,153	120,002	141,768	244,252
Long term debt	—	—	18,000	10,000	20,500
Total liabilities	15,806	42,372	60,477	70,790	96,602
Total stockholders’ equity	36,238	45,237	59,525	70,978	147,650

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management (“PBM”) services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx”, accounted for approximately 91%, 86% and 73% of our revenue in the years ended 2004, 2003 and 2002, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators (“TPAs”), and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 12.8 million in 2004 from 9.0 million in 2003, respectively and our PBM segment revenue increased by 43.3% from 2003 to 2004.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for approximately 9%, 14% and 27% of our revenue in the years ended 2004, 2003 and 2002, respectively. Individuals are the major purchasers of these programs.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Catalyst Rx provides its clients access to a contracted, non-exclusive national network of more than 53,000 pharmacies. Catalyst Rx’s services provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. Catalyst Rx uses an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

To provide additional information to investors, we have disclosed the specific amounts of member payments excluded from both revenue and operating expenses. If the Company had included co-payments in its reported revenue and operating expenses, it would have resulted in an increase in reported PBM revenue and operating expenses for years ended 2004, 2003 and 2002 of $213.0 million, $141.0 million and $71.6 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected.

The following tables illustrate the effects on the reported PBM revenue and operating expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Reported PBM revenue	$475,229	$331,530	$182,276
Member co-payments	213,014	141,020	71,617

Total	$688,243	$472,550	$253,893

	December 31, 2004	December 31, 2003	December 31, 2002
Reported PBM operating expenses	$451,388	$317,760	$173,905
Member co-payments	213,014	141,020	71,617

Total	$664,402	$458,780	$245,522

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions.

On June 18, 2004, we acquired 100% of the common stock of MHS for a cash payment of $37.3 million and 100,739 shares of our common stock valued at $1.5 million. In addition, we agreed to issue $4.0 million principal amount of non-negotiable promissory notes, warrants to purchase up to 300,000 shares of our common stock at an exercise price of $15.45 per share, and to pay $2.0 million in cash, all subject to performance-based standards and certain revenue and gross profit criteria attributable to MHS. The acquisition of MHS was accounted for using the purchase method of accounting, and we have recorded goodwill of approximately $30.4 million and intangible assets of $8.4 million.

On December 1, 2002, we acquired 100% of the common stock of Pharmacy Network National Corporation (“PNNC”) for $20.2 million in cash. The acquisition of PNNC was accounted for using the purchase method of accounting. The acquisition resulted in goodwill of approximately $10.6 million and intangible assets of approximately $8.0 million.

On November 14, 2001, we acquired an 80% interest in Catalyst for an aggregate purchase price of approximately $14.3 million, consisting of $10.4 million in cash, the assumption of $1.6 million in liabilities and the issuance of 366,730 shares of common stock valued at $2.3 million. The acquisition of Catalyst was accounted for using the purchase method of accounting and resulted in $9.1 million of goodwill and $4.0 million of intangible assets.

During the first quarter of 2002, we purchased the remaining 20% minority interest in Catalyst for $5.3 million, consisting of 319,033 shares of our common stock valued at $1.1 million and notes in the principal amount of $4.2 million. This minority interest purchase resulted in additional goodwill of $3.2 million and intangible assets of $1.7 million. The stock was transferred to the seller on April 1, 2002, $3.1 million in cash was paid in 2002, and the final cash installment of $1.1 million was paid on March 1, 2003.

Effective November 1, 2000, we acquired International Pharmacy Management (“IPM”) for an aggregate purchase price of approximately $9.2 million, consisting of approximately 95% cash and the remainder in common stock. The acquisition of IPM was accounted for using the purchase method of accounting and resulted in $9.2 million of goodwill.

We have successfully integrated IPM, Catalyst, and PNNC into our financial, organizational, management and technology structure. As a result, we achieved cost savings from the consolidation of certain corporate activities and the elimination of certain duplicate components of our corporate operations. We are in the process of integrating MHS.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue. Revenue from operations for year ended December 31, 2004 was $521.3 million, consisting of $475.2 million generated from the PBM segment and $46.1 million from the supplemental benefits segment. The PBM revenue increased by $143.7 million, including $131.0 million of revenue from increased prescription volume, $8.9 million from the acquisition of MHS, and $16.2 million in increased unit prices, slightly offset by a reduction in revenue of $12.4 million due to increased member co-payments. Total claims processed increased to approximately 12.8 million in 2004 from approximately 9.0 million in 2003. A significant contributor to the increase in revenue and prescription volume was a new contract with the State of Louisiana, covering about 180,000 members, which commenced on July 1, 2004. This contract generated 13.0% and 11.8% of the Company’s PBM and total revenue, respectively. The supplemental benefits revenue decreased by $6.5 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for year ended December 31, 2003 was $384.1 million, consisting of approximately $331.5 million and $52.6 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for year ended December 31, 2004 were $460.8 million, consisting of $427.0 million in direct expenses from the PBM segment and $33.8 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $124.8 million, while the supplemental benefits segment direct expenses decreased by approximately $5.2 million. The PBM segment’s $124.8 million increase in direct expenses are a direct function of the $143.7 million increase in PBM revenue. The net $119.6 million increase is consistent with our anticipated gross margin contribution from increased prescription volume, the acquisition of MHS and increased unit prices, offset by increased member co-payments. The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for year ended December 31, 2003 were $341.2 million, consisting of approximately $302.2 million and $39.0 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $460.8 million and $341.2 million for years ended December 31, 2004 and 2003 represented 92.8% and 93.0% of operating expenses for the respective periods.

Gross margins in the PBM segment for year ended December 31, 2004 were 10.2%, or $48.3 million, compared to 8.8%, or $29.3 million, for year ended December 31, 2003. Gross margins for the supplemental benefits segment for year ended December 31, 2004 were 26.6%, or $12.3 million, compared to 25.8%, or $13.6 million for year ended December 31, 2003.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed in 2004 in a manner that would meaningfully affect current or anticipated results. In the current year, gross margins were improved by an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins in 2004 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross dollar margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. For the year ended December 31, 2004, selling, general and administrative expenses increased by approximately $9.7 million over the prior year to $35.6 million or 7.2% of operating expenses. This increase was primarily associated with PBM segment growth, several significant marketing initiatives, and new client implementations.

Of the $35.6 million in selling, general and administrative expenses for the year ended December 31, 2004, $24.9 million related to the PBM segment, $4.5 million related to the supplemental benefits segment, and $6.2 million related to corporate overhead. Selling, general and administrative expenses included approximately $16.7 million in compensation and benefits, $5.5 million in commissions, other professional services, and insurance, $4.1 million in other expenses, $3.0 million in depreciation and amortization, $2.1 million for creative development, product endorsement and market research, $2.6 million in facility costs, and $1.6 million in travel expenses.

Selling, general and administrative expenses for year ended December 31, 2003 were approximately $25.9 million or 7.0% of total operating expenses, $15.6 million of which related to the PBM segment, $4.9 million related to the supplemental benefits segment, while the remaining $5.4 million related to corporate overhead. These expenses included approximately $10.7 million in compensation and benefits, $4.8 million in commissions, other professional fees, and insurance, $3.2 million in other expenses, $2.4 million in depreciation and amortization, $1.8 million for creative development, product endorsement and market research, $1.8 million in facility costs, and $1.2 million in travel expenses.

Other Income. In the second quarter of 2004, we reached a legal settlement related to litigation initiated by us on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the $2.1 million in other income reported in the 2004 statement of operations.

Interest Income. Interest income increased to $383,000 in the year ended December 31, 2004 from $155,000 in the prior year. The increase was primarily due to our higher average cash and cash equivalents balance during 2004 due to increased operating income and our sale of common stock in the fourth quarter of 2004.

Interest Expense. Interest expense increased to $1.1 million in the year ended December 31, 2004 from $598,000 in the year ended December 31, 2003. With our acquisition of MHS on June 18, 2004, we entered into a $20.0 million term loan and increased our current line of credit. As a result, the increase in interest expense was attributable to significantly larger amounts of outstanding debt in the year ended December 31, 2004 compared to 2003.

Income Tax Expense. The effective income tax rates of 37.7% for both 2004 and 2003 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where the Company operates.

Net Income. Net income for year ended December 31, 2004 increased by approximately $6.1 million over the same period in 2003. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in other income. PBM segment gross margins increased to $48.3 million in 2004 from $29.3 million in 2003, largely attributable to the $143.7 million increase in PBM revenues from the year ended December 31, 2003 to the year ended December 31, 2004. Segment operating information for 2004 and 2003 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
December 31, 2004
Revenue	$475,229	$46,096	$521,325
Segment operating expenses	451,388	38,735	490,123
Segment operating income	23,841	7,361	31,202

	PBM	Supplemental Benefits	Total
December 31, 2003
Revenue	$331,530	$52,564	$384,094
Segment operating expenses	317,760	43,959	361,719
Segment operating income	13,770	8,605	22,375

Operating expenses of the segments exclude $6.2 million and $5.4 million in corporate overhead that was not allocated by management in assessing segment performance for the years ended December 31, 2004 and 2003, respectively.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue. The increase in revenue for 2003 was primarily related to the ongoing growth of our PBM revenue. Revenue growth in the PBM segment in 2003 was primarily attributable to a full year consolidation of the results of our acquired subsidiary, PNNC, and a significant overall increase in the number of pharmacy claim transactions processed. Total claims processed increased from approximately 4.8 million in 2002 to approximately 9.0 million in 2003. Revenue also increased due to modest increases in unit prices.

Revenue decreases in the supplemental benefits segment were a function of contractual changes in the economic terms of our marketing arrangements. While net membership levels were largely unchanged from 2002 to 2003, our marketers began to incur the direct marketing costs for new members added during the year and we recognized lower revenue levels accordingly. The reduction in revenue of approximately $13.5 million in the supplemental benefits segment in 2003 was more than offset by the $15.4 million decrease in the segment’s combined marketing and creative development expenses recorded in selling, general and administrative expenses. The decrease in combined marketing and creative development expenses was primarily attributable to the restructured distribution arrangements under which the distributor became responsible for marketing expenses.

Revenue for the year ended December 31, 2003 was $384.1 million, consisting of $331.5 million generated from the PBM segment and $52.6 million from the supplemental benefits segment. PBM revenue increased by $149.3 million, including a $99.2 million increase from PNNC. Of the $99.2 million increase from PNNC, $17.8 million was attributable to revenue from new clients signed by PNNC in 2003. The remaining increase of $50.1 million was attributable to $55.5 million of revenue from prescription volume increases and $2.2 million to increased unit prices, offset by a $7.6 million reduction in revenue due to increased member co-payments. Supplemental benefits revenue decreased by $13.5 million. Revenue for the year ended December 31, 2002 was $248.4 million, consisting of approximately $182.3 million and $66.1 million attributable to the PBM and supplemental benefits segments, respectively.

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

The decrease in direct expenses in the supplemental benefits segment was largely a result of lower levels of coverage being purchased by new members. A modest decrease in membership and the negotiation of lower costs paid by us for certain of the benefits included in our programs (available for the first time in 2003) also contributed to the decrease.

Direct expenses for the year ended December 31, 2003 were $341.2 million, consisting of $302.2 million in direct expenses from the PBM segment and $39.0 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $134.2 million, including a $89.1 million increase from PNNC. The remaining $45.1 million increase was directly related to the $50.1 million increase in revenue in 2003. This $45.1 million increase in related direct expenses was consistent with our anticipated PBM segment gross margin contribution of approximately 10% from increased prescription volume during 2003. Direct expenses for the year ended 2002 were $209.5 million, consisting of approximately $168.0 million and $41.5 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $341.2 million and $209.5 million for the years ended December 31, 2003 and 2002 represented 93.0% and 85.5% of operating expenses for the respective periods.

Selling, General and Administrative. From 2002 to 2003, selling, general and administrative expenses decreased by approximately $9.6 million. This decrease, as discussed above, was primarily a result of changing our marketing arrangements. In 2003, Company-funded direct marketing expenses for supplemental benefits were eliminated and resulted in an expense reduction of approximately $12.6 million. The offsetting increase in selling, general and administrative expenses was primarily associated with PNNC’s operations, personnel costs and other expenses being consolidated for the full calendar year.

Selling, general and administrative expenses for the year ended December 31, 2003 totaled $25.9 million or 7.0% of operating expenses, $15.6 million of which was related to the PBM segment, $4.9 million was related to the supplemental benefits segment, while the remaining $5.4 million was related to corporate overhead. These expenses include $10.7 million in compensation and benefits, $4.8 million in commissions, other professional services and insurance, $3.2 million in other expenses, $2.4 million in depreciation and amortization, $1.8 million for creative development, product endorsement and market research, $1.8 million in facility costs, and $1.2 million in travel expenses. We had no supplemental benefits direct marketing expense in 2003, as direct marketing expenses were paid by the distributor.

Selling, general and administrative expenses for the year ended December 31, 2002, were approximately $35.5 million or 14.5% of total operating expenses, $5.9 million of which related to the PBM segment, $23.1 million related to the supplemental benefits segment, while the remaining $6.5 million related to corporate overhead. These expenses included $4.1 million for creative development, product endorsements and market research, $12.6 million in direct marketing, $8.2 million in compensation and benefits, $1.6 million in commissions, professional fees and other insurance, $2.4 million in other expenses, $1.4 in facility costs, $826,000 in travel expenses, $1.7 million in depreciation and amortization, and $2.7 million related to the impairment of and write-off of property and equipment.

Interest Income. Interest income decreased to $155,000 in the year ended December 31, 2003 from $286,000 in the prior year. The decrease in 2003 was due to lower interest rates in 2003 and increased average cash and cash equivalent balances in 2002 resulting from the sale of Company stock in the fourth quarter of 2001.

Interest Expense. Interest expense increased to $598,000 in the year ended December 31, 2003 from $368,000 in the year ended December 31, 2003. The increase was primarily due to the acquisition of PNNC and increased borrowings under the line of credit commencing in the fourth quarter of 2002.

Minority Interest. There was no minority interest charge in 2003. The $45,000 charge in 2002 represents the net income attributable to the 20% minority interest in Catalyst for the months of January and February 2002.

Income Tax (Benefit) Expense. Through the third quarter of 2002, we maintained a full valuation allowance against our deferred tax assets due to the uncertainly as to their ultimate realization. Due to the recording of the full valuation allowance, no provision for income taxes was recorded in the first nine months of 2002. In the fourth quarter of 2002, as a result of our 2002 and projected profitability, we recognized a $10.2 million tax credit principally resulting from releasing the valuation allowance against our deferred tax assets. In 2003, our effective tax rate was 37.7% and the provision for income taxes was $6.3 million.

Net Income. Net income in 2003 decreased by $3.1 million from 2002 despite a $13.6 million improvement in operating income. The decrease was attributable in large part to the recognition of a $10.2 million tax benefit in 2002 versus a $6.3 million tax expense in 2003. The increase in operating income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased from $14.2 million in 2002 to $29.3 million in 2003, an increase largely attributable to a comparable percentage increase in revenues.

In the supplemental benefits segment, the increase in net income was attributable to reduced marketing expenses, and increases in fees charged to vendors. Net income also increased from 2002 to 2003 because results for 2002 reflected a $2.6 million charge for software impairment.

Net income for the year ended December 31, 2003, was $10.3 million compared to $13.5 million in 2002. The $13.5 million net income in 2002 included a tax benefit of $10.2 million, while the $10.3 net income for 2003 included a $6.3 million provision for income taxes, as discussed above. As a percentage of revenue, pre-tax income increased from 1.3% to 4.3%.

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

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually the capital markets through the sale of equity, bank debt, and cash flows from operations. In November 2004, we received $54.8 million in net proceeds from the sale of shares in a public offering. During 2004 and 2003, we generated positive cash flow from operations and anticipate similar results in 2005 and thereafter. Cash and cash equivalents at December 31, 2004 were $67.1 million, an increase of $38.2 million from the end of 2003.

Net Cash Provided by Operating Activities. Our operating activities generated $12.0 million of cash from operations during 2004, a $11.4 million decrease from the $23.4 million of net cash provided in 2003. The decrease was primarily due to the timing of payments to vendors included in accounts payable, the timing of receipts from clients against accounts receivable, and a $6.3 million decrease in deferred tax assets in 2003.

Net Cash Used in Investing Activities. Net cash used in investing activities for year ended December 31, 2004 was $46.3 million compared to $4.8 million in 2003. This increase reflects the $37.7 million we paid to acquire MHS and $9.7 million in capital expenditures, largely associated with our new headquarters office space.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for year ended December 31, 2004 was $72.4 million compared to cash used in financing activities of $7.2 million in 2003. In 2004, we received $54.8 million in net proceeds from the sale of shares in a public offering. We made payments totaling $21.8 million on our line of credit in 2004 compared to payments of $8.0 million in 2003. We also increased borrowings by $37.3 million to finance the acquisition of MHS and received approximately $2.2 million in proceeds from the exercise of stock options.

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

The Company has no off-balance-sheet transactions. The following table reflects our current contractual commitments as of December 31, 2004 (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Notes payable	$25,500	$5,000	$18,000	$2,500	$—
Operating leases	14,706	1,706	3,410	3,149	6,441
Other long-term obligations	1,000	1,000	—	—	—

	$41,206	$7,706	$21,410	$5,649	$6,441

Using the December 31, 2004 effective interest rates and outstanding balances, and factoring the required future payments on the term loan, the Company estimates its interest payments on its notes payable to be $1.1 million, $866,000, $626,000 and $215,000 for 2005, 2006, 2007 and 2008, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of the Financial Condition and Results of Operations discusses our consolidated financial statements. Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in these financial statements include the following: the value of intangible assets acquired in business combinations and related amortization periods, income tax provisions and related valuation allowances, rebates due from pharmaceutical manufacturing companies, and, in years prior to 2004, the estimate of the value and number of common stock warrants to be issued to a distributor under a marketing compensation agreement.

Revenue and direct expense recognition

We recognize revenues from PBM services, which include sales of prescription drugs by pharmacies in our nationwide network and related claims processing fees, provided to our clients. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When we have a contractual obligation to pay a network pharmacy provider for benefits provided to our clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider are recorded as direct expenses. Generally, these contracts require us to assume the credit risk of our clients’ abilities to pay. In addition, under the vast majority of our client contracts, we are at risk for the difference between the payments we receive from our clients and the negotiated reimbursements we pay to the pharmacies. When we administer pharmacy reimbursement contracts and do not assume credit risk, we record only the net revenue and the administrative or processing fees. Rebates earned under arrangements with manufacturers are recorded as a reduction to direct expenses. The portion of such rebates due to plan sponsors is recorded as a reduction of revenue. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party.

Member co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or operating expenses.

The primary determinant of revenue recognition for the supplemental benefits segment is monthly program enrollment and, prior to October 2002, payments from certain distributors related to new member enrollments. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program revenue we recognize includes the cost of membership features supplied by others, including the insurance components. Direct program expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

Prior to October 2002, payments from distributors related to new member enrollments were recorded as revenue to the extent of related direct expenses, which cumulatively exceeded payments from distributors.

Revenue from supplemental benefit programs and related direct expenses (principally marketing and processing fees and the cost of the benefits provided to program members) are initially deferred during the period in which a program member is entitled to obtain a refund (generally 90 days). If a member requests a refund, we retain any interest earned on funds held during the refunded membership period. Total revenue and direct expenses attributable to the initial deferral are recognized subsequent to the end of the initial deferral period. After the initial deferral period, revenue is recognized as earned and direct expenses as incurred.

We have historically maintained a prepaid balance for the cost of insurance benefits included in its programs. The carrying value of the prepayment was adjusted at the end of each quarter based on factors including enrollment levels in each product, enrollment trends, and the remaining portion of the unexpired prepayment period.

Pharmacy Benefit Management Rebates

Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of such rebates due to clients is recorded as a reduction of revenue. Manufacturer rebates are based on estimates, which are subject to final settlement with the contracted party on an annual basis. Resulting adjustments historically have not been significant.

Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Assets Acquired and Liabilities Assumed in Business Combinations

In our acquisitions, we are required to make judgments regarding the fair values of the assets acquired and the liabilities assumed. For significant acquisitions, management engages independent consultants to assist it in estimating the fair values of acquired intangible assets.

Intangible Assets

The Company accounts for its intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company does not have any intangible assets with indefinite lives. The Company does have other intangible assets subject to amortization and these assets are amortized over 5 months to 20 years, depending on each intangible asset’s estimated useful life.

The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations, performed by an independent consulting firm. The remaining useful life of intangible assets is evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits. We concluded that no impairment of intangible assets existed at December 31, 2004 and 2003.

Goodwill

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Income Taxes

In 2001, we recorded a full valuation allowance against our deferred tax assets due to the uncertainty as to their ultimate realization. In the fourth quarter of 2002, as a result of our profitability, we recognized $10.2 million in tax benefits principally resulting from releasing the full valuation allowance for our deferred tax asset. In 2004 and 2003, we recorded income tax expense of $9.9 million and $6.3 million, respectively. As we now have achieved sustained profitability, no additional valuation allowances are expected in the foreseeable future.

Common Stock Warrants

From time to time we have issued warrants to purchase shares of our common stock under arrangements with our business partners or as consideration in acquisitions. We are required to estimate the fair value of such warrants for purposes of recording these transactions in our financial statements upon achieving a measurement date. Such estimates require judgments regarding, among other things, expected term, risk-free interest rates and common stock volatility.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The impact of FIN 46 and certain provisions effective after March 15, 2004, are not applicable to the accounting of our business and had no impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123, Revised 2004 (“Statement 123(R)”), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement as required. Effective with the implementation of SFAS 123(R), the Company anticipates accelerating the vesting of certain options with little or no intrinsic value prior to July 1, 2005. Therefore, these options will not be expensed in the periods subsequent to July 1, 2005. It is estimated that the acceleration of the vesting of these options will eliminate approximately $5.0 million before income taxes on a prospective basis and that the Company will incur a one-time charge associated with the acceleration of vesting of approximately $1.5 million before income taxes. The Company expects to execute the indicated restructuring of its option plans no later than June 30, 2005.

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

The PBM industry is very competitive. If we do not compete effectively, our business, results of operations and financial condition could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies such as Medco, “Medco,” Express Scripts, Inc., “Express Scripts” and Caremark Rx, Inc., “Caremark,” have an aggregate market share of approximately 70% of prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable and well-established companies with substantially greater financial and marketing resources than our resources.

If we lose key clients as a result of competitive bidding for contracts, consolidation of clients or otherwise, our business, profitability and growth prospects could suffer.

We depend on a limited number of clients for a significant portion of our revenue. Our top ten clients generated approximately 47%, and our top twenty clients generated approximately 58%, of the claims we processed in 2004, although no single client accounted for greater than 15% of all revenue. Our business, results of operations and financial condition could suffer if we were to lose one or more of our significant clients.

Many of our clients put their contracts out for competitive bidding prior to expiration. Competitive bidding requires costly and time-consuming efforts on our behalf and, even after we have won such bidding processes, we can incur significant expense in proceedings or litigation contesting the adequacy or fairness of these bidding processes. We could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts. Over the past several years, self-funded employers, TPAs and other managed care companies have experienced significant consolidation. Consolidations by their very nature reduce the number of clients who may need our services. A client involved in a merger or acquisition by a company that is not a client of ours may not renew, and in some instances may terminate, its contract with us. Our clients have been and may continue to be, subject to consolidation pressures.

If we lose pharmacy network affiliations, our business, results of operations and financial condition could suffer.

Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and our business, results of operations and financial condition could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains which together control 45% of retail pharmacy business, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations and financial condition.

If we lose relationships with one or more key pharmaceutical manufacturers or if rebate payments we receive from pharmaceutical manufacturers decline, our business, results of operations and financial condition could suffer.

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

Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of these brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be adversely affected if the use of newly approved, brand name drugs added to formularies, does not offset any decline in use of brand name drugs whose patents expire.

If our business continues to grow rapidly and we are unable to manage this growth, our business, results of operations and financial condition could suffer.

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $475.2 million in 2004. Our business strategy is to continue to seek to expand our PBM operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations and financial condition could be adversely affected. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Our acquisition of MHS in June 2004 gives us specialized PBM capabilities for workers’ compensation and hospice care, which we did not previously have. Under these conditions, it is important for us to retain our existing management, including those from MHS, Catalyst and PNNC, and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

If we are unable to manage potential problems and risks related to future acquisitions, our business, results of operations and financial condition could suffer.

Part of our growth strategy includes making acquisitions involving new markets and complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to such future acquisitions, our business, results of operations and financial condition could suffer. Our ability to continue to expand successfully through acquisitions depends on many factors, including our ability to identify acquisition prospects and negotiate and close transactions. Even if we complete future acquisitions:

•	we could fail to successfully integrate the operations, services and products of an acquired company;

•	there could be inconsistencies in standards, controls, procedures and policies among the companies being combined or assimilated which would make it more difficult to implement and harmonize company-wide financial, accounting, billing, information technology and other systems;

•	we may experience difficulties maintaining the quality of products and services that acquired companies have historically provided;

•	we would be required to amortize the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and we also would be required to reduce our net income in future years if we were to experience an impairment of goodwill or other intangible assets attributable to an acquisition.

•	we could be exposed to unanticipated liabilities of acquired businesses;

•	our management’s attention could be diverted from other business concerns; and

•	we could lose key employees or customers of the acquired business.

In June 2004, we acquired MHS, which we are in the process of integrating into our business operations. There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate this new business in the future.

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

Disruption of our point of sale information system and transaction processing system, which relies on third parties, could have a material adverse effect on our business, results of operations and financial condition.

Our operations utilize an electronic network connecting approximately 53,000 retail pharmacies to process third-party claims. This system is provided by a third-party adjudication vendor. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers’ service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to perform automated transaction processing. There can be no assurance that our business will not be harmed by service interruptions or software performance problems.

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

Among the legislation and government regulations that could affect us as a provider of PBM services are the following:

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

Anti-Remuneration Legislation. Anti-kickback statutes at the federal and state level prohibit an entity from paying or receiving any compensation to induce the referral of healthcare plan beneficiaries or the purchase of items or services for which payment may be made under healthcare plans. To our knowledge, these laws have not been applied to prohibit PBM companies from receiving amounts from pharmaceutical manufacturers in connection with pharmaceutical purchasing and formulary management programs or in connection with therapeutic substitution programs conducted by independent PBM companies nor have such laws been interpreted as prohibiting contractual relationships, such as we have with certain of our clients. However, we can make no assurances that such laws will not, in the future, be applied to restrict PBM activities and affect the way in which we conduct our business.

ERISA Regulation. The Employee Retirement Income Security Act of 1974, “ERISA,” regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which we have agreements to provide PBM services. We believe that the conduct of our business generally is not subject to the fiduciary obligations of ERISA. However, other PBMs have disclosed publicly that they are defending private litigant lawsuits alleging that they are ERISA fiduciaries. On May 25, 2004, the U.S. District Court for the Southern District of New York accepted a class action settlement proposed by Medco. Pursuant to the settlement, Medco will pay $42.5 million into a settlement fund to be distributed to plan participants. Medco also agreed to change certain business practices aimed at increasing transparency around formulary decisions and therapeutic interchanges. There can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by ERISA apply to certain aspects of our operations.

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

Plan or Benefit Design Regulations. Some states have enacted legislation that prohibits a health care plan sponsor from implementing certain restrictive design features, and many states have introduced legislation to regulate various aspects of managed care plans, including provisions relating to PBMs. Legislation has been introduced in some states to prohibit or restrict therapeutic substitution, or to require coverage of all FDA approved drugs. Other states mandate coverage of certain benefits or conditions. This type of legislation does not generally apply to us, but it may apply to certain of our clients, such as HMOs and health insurers. If this type of legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through PBMs and consequently make our services less attractive.

Legislation Affecting Drug Prices. Some states have adopted so-called “most favored nation” legislation providing that a pharmacy participating in the state Medicaid program must give the state the lowest price that the pharmacy makes available to any third-party plan. This type of legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies. In addition, under the MMA, effective January 1, 2005, AWP will no longer serve as the basis for Medicare Part B drug reimbursement, except for certain enumerated products. Part B drugs will be reimbursed based on average sales price, “ASP.” Drugs that will be reimbursed under an ASP reimbursement system by Medicare do not represent a significant portion of our business and we therefore do not expect ASP reimbursement for such drugs to have a material effect on our business.

Consumer Protection Legislation. Most states have consumer protection laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. States and/or private litigants may enforce these statutes and both have put such statutes to use initiating lawsuits against PBMs. On April 26, 2004, Medco settled allegations that it engaged in unfair and deceptive acts with 20 states for $29 million. In addition, Medco agreed to change several of its business practices aimed at increasing transparency as to the existence and extent of manufacturer rebates and the reasons for therapeutic interchanges. We do not believe that we engage in conduct that has been identified as problematic in the Medco settlement agreement or that has been alleged as improper in other actions against PBMs under state consumer protection statutes. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws by the government enforcers or private litigants.

State Discount Drug Card Regulation. Several states recently have enacted laws and/or promulgated or proposed regulations regarding the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. These laws and regulations provide generally that any person may bring an action for damages or injunction for violations. While we offer a very limited commercial discount drug card program which we do not consider material to our business, there can be no assurance that the existence of such laws will not materially impact our ability to offer certain new products and/or services in the future.

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

Confidential Information. Most of our activities involve the receipt or use by us of confidential medical information concerning individual members, including the transfer of the confidential information to the member’s health benefit plan. In addition, we use aggregated population data for research and analysis purposes. The Health Insurance Portability and Accountability Act, “HIPAA,” requires our PBM clients to enter into business associate agreements with us that require us to assure confidential treatment of health care information, to only use or disclose that information as needed to provide our services, to use certain standard codes and data sets in processing claims and to safeguard and protect confidential information. We currently believe that compliance with the HIPAA regulations should not have a material adverse effect on our business operations.

State laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations.

Antitrust Legislation. Federal and state antitrust laws regulate trade and commerce and prohibit unfair competition as defined by those laws. Sanctions for failing to comply with these antitrust laws can result in criminal penalties and civil sanctions. Antitrust challenges can be brought either by government agencies or by private plaintiffs, and such actions generally raise very complex issues. Private litigants have become active in bringing suits against PBMs alleging violations of these laws. We do not believe that we have business relationships that include the features that would be viewed adversely by government antitrust enforcement authorities or private litigants. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws by the government enforcers or private litigants.

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

MMA creates a voluntary outpatient prescription drug benefit, which will provide both new risks and opportunities for PBMs to participate in the Medicare program, and possible increased competition.

There are many uncertainties presented by the Medicare Modernization Act, “MMA,” which is one of the reasons we opted not to participate under the interim endorsed drug discount card program, despite being selected as a national sponsor. We are considering bidding to become either a Prescription Drug Plan, “PDP,” or a fallback plan in one or more regions for the outpatient prescription drug benefit to begin January 1, 2006. Possible effects of the MMA include:

•	New opportunities for PBMs created by MMA may bring new entrants into the PBM industry, thereby increasing competition and impacting profitability.

•	PDPs will be risk-bearing entities, paid on a capitated basis, which may impact profitability.

•	The implicit role PBMs will play in the outpatient prescription drug benefit program will increase governmental scrutiny on the industry.

•	If we are chosen as a PDP or fallback plan, this will be the first time we are a direct contractor to the federal government and subject to the rules, regulations and enforcement authority of the federal government over its contractors.

Risks Related To Our Supplemental Benefits Segment

The National Do Not Call Registry under FTC rules may have a material adverse effect on the marketing of our supplemental benefit programs.

Over 50 million consumers have registered on the “Do-Not-Call Registry” established by the Federal Trade Commission “FTC”, which became effective on October 1, 2003. This Registry limits the ability to telemarket our supplemental benefit programs. Although we do not believe the Registry has had a material adverse effect on sales of our supplemental benefit programs to date, it could have such an effect in the future.

We have experienced a greater reliance on monthly rather than annual sales and a reduction in program renewals as a result of reliance on telemarketing.

A significant percentage of our sales of supplemental benefit programs is attributable to telemarketing sales. These sales involve a much higher percentage of monthly rather than annual sales than was our previous experience. This has resulted in higher initial cancellation rates and a reduction in program renewals.

The passing of Christopher Reeve, a key promoter of our supplemental benefit programs, could significantly impair our brand recognition and, thus, our ability to sell our programs.

The management and staff at HealthExtras were deeply saddened by the loss of Christopher Reeve in October 2004. Our relationship with him has allowed us to share in his optimism, energy and convictions over the past eight years. Mr. Reeve was an integral part of the development and marketing of the programs offered in our supplemental benefits segment. We believe that the benefits of these programs can still be communicated effectively in the market with a less direct personal association. Should the marketing affiliations be discontinued, or should our alternative marketing efforts produce disappointing results, our revenues and earnings could be adversely affected.

If we lose one or more of our marketing relationships, our access to potential customers would decline, and our business, results of operations and financial condition could suffer.

A significant majority of all of our supplemental benefit program sales is attributable to our marketing relationships with Stonebridge Life Insurance Company, the successor to JC Penney Life Insurance Company, a member of the AEGON Group of Companies, “Stonebridge,” American Express Travel Related Services Company, Inc., “Amex” and Citibank N.A. If we lose one or more of these relationships and are unable to replace them with other marketing outlets, our access to potential customers would decline and our business, results of operations and financial condition could suffer.

If we lose our relationships with the providers of the benefits under our programs, we could have difficulty meeting demand for our programs.

We are dependent on third party providers for the benefits included in our supplemental benefit programs. Those benefits are provided pursuant to arrangements with The Chubb Group of Insurance Companies, National Union Fire Insurance Company of Pittsburgh, a subsidiary of American International Group Inc., Unum Life Insurance Company of America, and others, which may be terminated on relatively short notice. If we were to lose these relationships and were unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

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

If we fail to comply with all of the various and complex laws and regulations governing our products and marketing, we could be subject to fines or additional licensing requirements or lose the ability to market in particular jurisdictions.

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

Telemarketing is one of the primary means by which our programs are marketed. Telemarketing has become subject to an increasing amount of Federal and state regulation in the past several years. For example, such regulation limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales.

Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. The FTC has adopted regulations which, beginning October 1, 2003, prohibit most telemarketers from calling a number listed on a National Do Not Call Registry. Violators are subject to a fine of up to $11,000 per violation. Under those FTC regulations, telemarketers can continue to call consumers with whom a company has an existing business relationship and consumers who request information about a company’s products can be called for three months. In addition, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations. While compliance with these regulations is generally the responsibility of the marketers and subcontractors, there can be no assurance that we would have no exposure to liability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included	in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of operations

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-22 and Financial Statement Schedule on page S-1 attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements present fairly, in all material respects, the Company’s financial position, results of operations and cash flows.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent auditors and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent auditors. The independent auditors have free access to the Audit Committee.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework .

Based on its assessment, management has concluded that, as of December 31, 2004, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded Managed Healthcare Systems, Inc. (MHS) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. MHS is a wholly-owned subsidiary whose total assets and total revenues represent 19% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Information required under this item will be contained in the sections entitled “Executive Officers and Directors” and “Audit Committee Report” in our Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

(b)	The Company has developed a Code of Business conduct. The Company will provide to any person free of charge a copy of the Code of Business Conduct upon request.

ITEM	11. EXECUTIVE COMPENSATION

Information required under this item will be contained in the sections entitled “Directors Compensation” and “Executive Compensation” in our Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item by Item 403 of Regulation SK will be contained in the section entitled “Stock Ownership” in our Proxy Statement for our 2005 Annual Meeting of Stockholders and is incorporated herein by reference. Equity Compensation Plan Information (share data in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	5,264	$6.65	1,088
Equity compensation plans not approved by security holders	—	—	—
Total	5,264	$6.65	1,088

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth in our proxy statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is set forth in our proxy statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

	(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003, and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Notes to Comprehensive Financial Statements

	(2)	Financial statement schedule:
Schedule II – Valuation and Qualifying Accounts

b)	Exhibits

The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description
2.1	Form of Reorganization Agreement by and among HealthExtras, Inc., HealthExtras, LLC and Capital Z Healthcare Holding Corp (1)

2.2	Catalyst Rx, Inc. Securities Purchase Agreement Dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller (2)

2.3	Catalyst Consultants, Inc. Securities Purchase Agreement Dated as of November 4, 2001 by and among HealthExtras, Inc. as the purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)

2.4	Stock Purchase Agreement by and among HealthExtras, Inc. and Kenneth J. Sack and The Sack Family Trust, dated as of June 18, 2004 (3)

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws of HealthExtras, Inc. (1)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (1)

4.2	Form of Warrant to Purchase Common Stock of the Registrant (3)

4.2	Form of Common Stock Warrant (4)

4.3	Financing and Security Agreement dated June 18, 2004 by and between HealthExtras, Inc. and Wachovia Bank, National Association (5)

4.4	Registration Rights Agreement by and among HealthExtras, Inc. and Kenneth J. Sack and the Sack Family Trust, dated as of June 18, 2004 (4)

10.1	Form of Employment Agreement between HealthExtras, Inc. and David T. Blair (1)

10.2	Form of Employment Agreement between HealthExtras, Inc. and certain Executive Officers (1)

10.3	Agreement by and between Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (1) (6)

10.4	Form of HealthExtras, Inc. 1999 Stock Option Plan (1)

10.5	Securities Purchase Agreement by and among HealthExtras, Inc., as the Purchaser, and TD Javelin Capital Fund, L.P., Meriken Nominees, LTD, et. al, as the Sellers (7)

10.6	Form of HealthExtras, Inc. 2000 Stock Option Plan (8)

10.7	Form of HealthExtras, Inc. 2000 Directors’ Stock Option Plan (8)

10.8	Amended Agreement by and between Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (8)

10.9	Securities Purchase Agreement, dated September 25, 2001 by and between HealthExtras, Inc. and Investors Signatory thereto. (3)

10.10	Form of 2003 HealthExtras, Inc. Equity Incentive Plan (9)

10.11	Employment Agreement by and between CatalystRx and Kevin C. Hooks (5)

11.1	Statement re: Computation of Per Share Earnings (see Note 2 of the Notes to Consolidated Financial Statements)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350

(1)	Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2)	Incorporated herein by reference into this document from the Exhibits to the Form 8-K, initially filed on November 29, 2001.
(3)	Incorporated herein by reference into this document from the Exhibits to the Form S-3 Registration Statement, as amended, Registration No. 333-72430, initially filed on November 29, 2001.
(4)	Incorporated herein by reference into this document from the Exhibits to the Form 8-K, initially filed on June 23, 2004.
(5)	Incorporated herein by reference into this document from the Exhibits to the Form S-3, initially filed on October 15, 2004.
(6)	Confidential treatment requested for portion of agreement pursuant to Section 406 of Regulation C. promulgated under the Securities Act of 1933, as amended.
(7)	Incorporated herein by reference into this document from the Exhibits to the Form 8-K initially filed on November 21, 2000.
(8)	Incorporated herein by reference into this document from the Exhibits to the Form 10-K filed on April 2, 2001.
(9)	Incorporated herein by reference into this document from the Exhibit to the Registrant’s proxy statement for the annual meeting of shareholders filed on April 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEXTRAS, INC.

March 16, 2005	By:	/s/ David T. Blair
David T. Blair Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 16, 2005	By:	/s/ Thomas L. Blair Thomas L. Blair Chairman of The Board

March 16, 2005	By:	/s/ David T. Blair David T. Blair Chief Executive Officer and Director

March 16, 2005	By:	/s/ Michael P. Donovan Michael P. Donovan Chief Financial Officer and Chief Accounting Officer

March 16, 2005	By:	/s/ William E. Brock William E. Brock Director

March 16, 2005	By:	/s/ Edward S. Civera Edward S. Civera Director

March 16, 2005	By:	/s/ Steven B. Epstein Steven B. Epstein Director

March 16, 2005	By:	/s/ Frederick H. Graefe Frederick H. Graefe Director

March 16, 2005	By:	/s/ Thomas J. Graf Thomas J. Graf Director

March 16, 2005	By:	/s/ Carey G. Jury Carey G. Jury Director

March 16, 2005	By:	/s/ Deanna D. Strable-Soethout Deanna D. Strable-Soethout Director

March 16, 2005	By:	/s/ Dale B. Wolf Dale B. Wolf Director

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

at December 31, 2004 and 2003

AND REPORT THEREON

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of HealthExtras, Inc.:

We have completed an integrated audit of HealthExtras, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HealthExtras, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting under Item 9A, management has excluded Managed Healthcare Systems, Inc. (MHS) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded MHS from our audit of internal control over financial reporting. MHS is a wholly-owned subsidiary whose total assets and total revenues represent 19% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers LLP

McLean, VA

March 11, 2005

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$67,068	$28,877
Accounts receivable, net of allowance for doubtful accounts of $917 and $889 in 2004 and 2003, respectively	68,238	51,670
Income taxes receivable	2,025	—
Inventory, net of allowance for obsolescence of $50 in 2004	464	—
Deferred income taxes	—	1,225
Deferred charges	1,871	1,835
Other current assets	2,151	1,447

Total current assets	141,817	85,054
Property and equipment, net	9,881	2,848
Intangible assets, net of accumulated amortization of $2,780 and $1,287 in 2004 and 2003, respectively	22,307	14,324
Goodwill	68,947	37,764
Restricted cash	1,000	1,000
Other assets	300	778

Total assets	$244,252	$141,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,691	$50,863
Accrued expenses and other current liabilities	5,321	2,699
Note payable	5,000	—
Deferred income taxes	967	—
Deferred revenue	4,580	4,717

Total current liabilities	71,559	58,279

Deferred income taxes	4,543	2,511
Notes payable	20,500	10,000

Total liabilities	96,602	70,790

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 37,714 and 32,603 shares issued and outstanding at December 31, 2004 and December 31, 2003, respectively	377	326
Additional paid-in capital	131,756	71,578
Accumulated other comprehensive income	60	—
Retained earnings (Accumulated deficit)	15,457	(926)

Total stockholders’ equity	147,650	70,978

Total liabilities and stockholders’ equity	$244,252	$141,768

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2004	2003	2002
Revenue (excludes member co-payments of $213,014, $141,020 and $71,617, in 2004, 2003 and 2002, respectively)	$521,325	$384,094	$248,407

Direct expenses	460,783	341,201	209,523
Selling, general and administrative expenses	35,583	25,865	35,484

Total operating expenses	496,366	367,066	245,007

Operating income	24,959	17,028	3,400
Interest income	383	155	286
Interest expense	(1,145)	(598)	(368)
Other income	2,100	—	—

Income before income taxes and minority interest	26,297	16,585	3,318
Minority interest	—	—	(45)

Income before income taxes	26,297	16,585	3,273
Income tax (benefit) expense	9,914	6,268	(10,205)

Net income	$16,383	$10,317	$13,478

Net income per share, basic	$0.49	$0.32	$0.42
Net income per share, diluted	$0.45	$0.30	$0.42
Weighted average shares of common stock outstanding, basic	33,642	32,447	32,234
Weighted average shares of common stock outstanding, diluted	36,407	34,454	32,420

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2002, 2003, and 2004

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Total
	Shares	Amount
Balance at December 31, 2001	31,868	$319	$69,747	$—	$(24,721)	$(108)	$45,237

Exercise of stock options	9	—	33	—	—	—	33
Shares issued pursuant to stock grants	82	1	(1)	—	—	—	—
Shares issued pursuant to Catalyst acquisition	319	3	1,053	—	—	—	1,056
Shares issued in exchange for services	17	—	236	—	—	—	236
Reversal for warrants issued or expected to be issued in connection with marketing agreement	—	—	(1,008)	—	—	—	(1,008)
Issuance of common stock warrants	—	—	400	—	—	—	400
Amortization of deferred compensation	—	—	—	—	—	93	93
Net income for the year	—	—	—	—	13,478	—	13,478

Balance at December 31, 2002	32,295	$323	$70,460	$—	$(11,243)	$(15)	$59,525

Exercise of stock options	171	2	815	—	—	—	817
Shares issued pursuant to stock grants	82	1	(1)	—	—	—	—
Shares issued in exchange for services	55	—	24	—	—	—	24
Expense related to stock options granted to employees	—	—	17	—	—	—	17
Expense related to stock options granted in exchange for services	—	—	263	—	—	—	263
Amortization of deferred compensation	—	—		—	—	15	15
Net income for the year	—	—	—	—	10,317	—	10,317

Balance at December 31, 2003	32,603	$326	$71,578	$—	$(926)	$—	$70,978

Shares issued in public offering	4,025	40	54,742	—	—	—	54,782
Exercise of stock options, including tax benefits	300	3	1,832	—	—	—	1,835
Exercise of stock warrants	584	6	1,009	—	—	—	1,015
Shares issued pursuant to acquisition	175	2	2,248	—	—	—	2,250
Shares issued in exchange for services	15	—	—	—	—	—	—
Expense related to stock options granted to employee	—	—	41	—	—	—	41
Expense related to stock options granted in exchange for services	—	—	158	—	—	—	158
Shares issued pursuant to employee stock purchase plan	12	—	148	—	—	—	148
Valuation of interest rate swap, net of tax	—	—	—	60	—	—	60
Net income for the year	—	—	—	—	16,383	—	16,383

Balance at December 31, 2004	37,714	$377	$131,756	$60	$15,457	$—	$147,650

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$16,383	$10,317	$13,478
Depreciation and amortization expense	1,538	1,537	1,295
Impairment of and loss on disposal of property and equipment	38	—	2,680
Provision for bad debts	210	189	91
Deferred income taxes	4,521	6,268	(10,205)
Noncash charges (credits)	199	190	(680)
Amortization of intangibles and other assets	1,550	885	548
Minority interest	—	—	45
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15,847)	(10,076)	(577)
Income tax receivable	(1,671)	2,606	—
Inventory	(74)	—	—
Other assets	(166)	(98)	(795)
Deferred charges	(36)	53	198
Accounts payable, accrued expenses, and other liabilities	5,502	11,596	(6,405)
Deferred revenue	(137)	(97)	305

Net cash provided by (used in) operating activities	12,010	23,370	(22)

Cash flows from investing activities:
Capital expenditures	(9,655)	(324)	(1,991)
Business acquisitions and related payments, net of cash acquired	(37,650)	(4,517)	(31,648)
Purchase of intangible assets	—	—	(450)
Proceeds from sale of property and equipment	1,045	—	—
Deposits, restricted cash and other	—	—	600

Net cash used in investing activities	(46,260)	(4,841)	(33,489)

Cash flows from financing activities:
Proceeds from borrowings	37,338	—	30,500
Repayment of line of credit	(21,838)	(8,000)	(12,500)
Proceeds received from exercise of stock options and warrants	2,159	817	33
Net proceeds from sale of common stock	54,782	—	—

Net cash provided by (used in) financing activities	72,441	(7,183)	18,033

Net (decrease) increase in cash and cash equivalents	38,191	11,346	(15,478)
Cash and cash equivalents at the beginning of year	28,877	17,531	33,009

Cash and cash equivalents at the end of year	$67,068	$28,877	$17,531

Supplemental disclosure:
Cash paid for interest	$968	$600	$319
Cash paid for taxes	$7,063	$35	$—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2004	2003	2002
Comprehensive income:
Net income	$16,383	$10,317	$13,478
Other comprehensive income:
Unrealized gain on interest rate swap	60	—	—

Total comprehensive income	$16,443	$10,317	$13,478

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

HealthExtras, Inc. and subsidiaries (the “Company”) is a provider of pharmacy benefit management (“PBM”) services and supplemental benefit programs. The Company’s PBM segment, which operates under the brand name “Catalyst Rx,” accounted for approximately 91% and 86% of the Company’s revenue in 2004 and 2003, respectively. The Company’s PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators, and managed care organizations (“payors”), who contract with Catalyst Rx to administer the prescription drug component of their overall health benefit programs. Catalyst Rx provides its clients access to a contracted, non-exclusive national network of more than 53,000 pharmacies. Catalyst Rx’s services provide its clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs and member education. Catalyst Rx maintains an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals.

The Company also offers supplemental benefit programs developed by it under the brand name “HealthExtras,” which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. HealthExtras contracts with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of its programs is borne by the third-party insurers. The supplemental benefits segment accounted for approximately 9% and 14% of the Company’s revenue in 2004 and 2003, respectively. Individuals are the major purchasers of these programs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in these financial statements include the following: rebates due from pharmaceutical manufacturing companies, the value of intangible assets acquired in business combinations and related amortization periods, income tax provisions and related valuation allowances, and, in years prior to 2004, the estimate of the value and number of common stock warrants to be issued to a distributor under a marketing compensation agreement.

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

Accounts receivable consists principally of amounts due from the Company’s PBM customers. The Company holds no collateral for accounts receivable. Concentration of risks with respect to receivables is mitigated based on the geographical dispersion of customers, the Company’s communications with clients, and the Company’s continuous review of outstanding receivables. Management also performs ongoing credit evaluations of its customers and

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provides allowances as deemed necessary. The Company has not experienced significant losses related to receivables in the past. The Company’s collection experience indicates limited loss exposure due to the nature of the benefits involved and the necessity of benefit continuity for plan sponsor employees.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity date of three months or less when purchased are classified as cash and cash equivalents. At December 31, 2004, the Company had $1,000,000 on deposit in a restricted account with the State of Nevada as security for performance of its pharmacy benefit management obligations and this amount is excluded from cash and cash equivalents.

Accounts Receivable

Based on the Company’s revenue recognition policies discussed below, certain rebates are estimated and unbilled at the end of the period. Receivables for rebates are calculated monthly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual when the number of rebatable prescriptions and the rebate per prescription have been determined. Historically, adjustments to original estimates have been immaterial.

The allowance for doubtful accounts is determined based on historical write-off experience. Account balances are charged off against the allowance when we feel it is more than likely that the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Inventory

Inventory consists of prescription drugs and medical supplies that are stated at the lower or cost of market determined by the first-in, first-out method.

Property and Equipment

Property and equipment is stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives range from 3-5 years for the Company’s equipment and computer software while leasehold improvements are amortized over the shorter of the estimated lives of the assets or the lease term.

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

Impairment of long-lived assets

The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. Long-lived assets are measured for impairment when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. No such impairment existed as of December 31, 2004 and 2003.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

The Company accounts for its intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s other intangible assets with indefinite lives, including trademarks, tradenames, and in-place distributor networks, are not amortized, but are tested for impairment annually. Currently the Company does not have any intangible assets with indefinite lives. The Company does have other intangible assets subject to amortization and these assets are amortized over 5 months to 20 years, depending on each intangible asset’s estimated useful life.

The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations, performed by an independent consulting firm. The remaining useful life of intangible assets is evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits. We concluded that no impairment of intangible assets existed at December 31, 2004 and 2003.

Goodwill

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Revenue and direct expense recognition

The Company recognizes revenues from PBM services, which include sales of prescription drugs by pharmacies in the Company’s nationwide network and related claims processing fees, provided to its clients. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When the Company has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider are recorded as direct expenses. Generally, these contracts require the Company to assume the credit risk of its clients’ abilities to pay. In addition, under a vast majority of its client contracts, the Company is at risk for the difference between the payments the Company receives from its clients and the negotiated reimbursements the Company pays to its pharmacies. When the Company administers pharmacy reimbursement contracts and does not assume credit risk, the Company records only the net revenue and the administrative or processing fees. Rebates earned under arrangements with drug manufacturers are recorded as a reduction of direct expenses. The portion of such rebates due to plan sponsors is recorded as a reduction of revenue. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party.

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Income

In April 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the $2.1 million of other income reported in the consolidated statement of operations for the period ended December 31, 2004.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands except per share data):

	2004	2003	2002
Net income	$16,383	$10,317	$13,478

Calculation of shares:
Weighted average common shares outstanding, basic	33,642	32,447	32,234
Dilutive effect of stock options and warrants	2,765	2,007	186

Weighted average common shares outstanding, diluted	36,407	34,454	32,420

Net income per common share, basic	$0.49	$0.32	$0.42

Net income per common share, diluted	$0.45	$0.30	$0.42

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following options and warrants were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

	2004	2003	2002
Options and warrants to purchase shares of common stock (in thousands)	412	48	5,292

Comprehensive income

The Company records comprehensive income for its interest rate swap arrangement. See Footnote 7 for further details.

Stock-based compensation

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB No. 123”. These statements establish financial accounting and reporting standards for stock-based compensation, including employee stock option plans.

As allowed by FASB Statement No. 123, the Company continues to measure compensation expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no compensation cost has been recognized for the Company’s employee and director stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined under the fair value method included in FASB Statement No. 123, as amended by FASB Statement No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as indicated below. Amounts in thousands, except per share data.

		2004	2003	2002
Net income, as reported		$16,383	$10,317	$13,478
Add:	Stock-based compensation expense included in net income (net of related taxes in 2004 and 2003)	26	11	—
Deduct:	Total stock-based employee and director compensation expense determined under the fair value method for all awards (net of related taxes in 2004, 2003 and 2002)	2,673	1,512	1,766

Pro forma net income		$13,736	$8,816	$11,712

Net income per share:
Basic – as reported		$0.49	$0.32	$0.42
Basic – pro forma		$0.41	$0.27	$0.36
Diluted – as reported		$0.45	$0.30	$0.42
Diluted – pro forma		$0.38	$0.26	$0.36

The fair value for these options was estimated at the date of the grants using the modified American Black-Scholes economic option-pricing model with the following assumptions for the years ended 2004, 2003, and 2002.

	2004	2003	2002
Expected term	5 years	5 years	5 years
Volatility factor	74.65-79.87%	80.7–87.3%	87.0%
Risk free interest rate	2.76-4.04%	2.3–3.3%	2.9–5.1%
Dividend yield	—	—	—
Fair value	$8.20	$4.67	$3.72

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The impact of FIN 46 and certain provisions effective after March 15, 2004, are not applicable to the accounting of our business and had no impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123, Revised 2004 (“Statement 123(R)”), “Share-Based Payment”, which revised SFAS No. 123, “Accounting for Stock-Based Compensation”. This statement supercedes APB 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement as required. Effective with the implementation of SFAS 123(R), the Company anticipates accelerating the vesting of certain options with little or no intrinsic value prior to July 1, 2005. Therefore, these options will not be expensed in the periods subsequent to July 1, 2005. It is estimated that the acceleration of the vesting of these options will eliminate approximately $5.0 million before income taxes on a prospective basis and that the Company will incur a one-time charge associated with the acceleration of vesting of approximately $1.5 million before income taxes. The Company expects to execute the indicated restructuring of its option plans no later than June 30, 2005.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	2004	2003
Computer equipment and software	$4,246	$2,461
Internally developed software	372	67
Furniture, fixtures and office equipment	3,139	1,291
Leasehold improvements	3,509	1,901
Transportation equipment	2,256	1,666
Fixed assets in progress	65	—

Total property and equipment	13,587	7,386
Accumulated depreciation and amortization	(3,706)	(4,538)

Total property and equipment, net	$9,881	$2,848

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $1.5 million, $1.5 million and $1.3 million, respectively.

In 2002, the Company purchased a fractional interest in two aircraft used for corporate business purposes at a cost of $1.7 million. The carrying value of these assets was approximately $1.3 million at December 31, 2003. In July 2004, the Company sold its fractional interests for approximately $1.0 million in cash and recognized a loss of approximately $38,000. Simultaneously, the Company purchased a fractional interest in two other aircraft for approximately $2.3 million. The carrying value of these assets was $2.1 million at December 31, 2004.

In June 2004, the Company entered into a ten-year lease in a new office building in Rockville, Maryland for approximately 37,000 square feet of office space and moved its headquarters to the new location in the third quarter of 2004. The Company purchased approximately $5.0 million in equipment, furniture, and leasehold improvements for the new office space.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. INTANGIBLE ASSETS

Catalyst Rx (“Catalyst”), Pharmacy Network National Corporation (“PNNC”) and Managed Healthcare Systems, Inc. (“MHS”) customer contracts represent the estimated fair value of customer contracts held by Catalyst, PNNC and MHS at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income–method valuation calculations. Other PBM contracts allow the Company to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate.

As of December 31, 2004 and 2003, intangible assets consisted of the following (in thousands):

	2004	2003	Amortization Period
Catalyst customer contracts	$5,700	$5,700	20 years
PNNC customer contracts	8,000	8,000	20 years
MHS customer contracts	8,289	—	15 years
Non-compete agreements	118	—	2 years
Other PBM contracts	2,980	1,911	5 months –20 years

Total intangible assets	$25,087	$15,611
Accumulated amortization	(2,780)	(1,287)

	$22,307	$14,324

The estimated aggregate amortization expense of intangible assets through 2009 is as follows (in thousands):

Year	Amount
2005	$1,831
2006	1,799
2007	1,395
2008	1,357
2009	1,346

Total	$7,728

Amortization expense for the years ended 2004, 2003 and 2002 was $1.5 million, $828,000 and $414,000 respectively.

6. GOODWILL

The changes in goodwill for the years ended December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Balance as of January 1	$37,764	$33,538
Goodwill acquired in acquisitions	31,183	4,226

Balance as of December 31	$68,947	$37,764

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets, effective January 1, 2002. The Company performed its annual impairment testing at December 31, 2004 and December 31, 2003 and concluded that no impairment of goodwill exists. All goodwill is recorded in the PBM segment. The increase to goodwill in 2004 and 2003 results from the acquisitions in those years.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. NOTES PAYABLE

At December 31, 2003, the Company had a $25.0 million revolving credit facility with a commercial bank. The credit facility had an expiration date of May 2005 and an interest rate of LIBOR plus 2.75% payable in arrears on the fifth day of each month. The outstanding balance on the revolving credit facility at December 31, 2003 was $10.0 million.

In June 2004, the revolving credit facility was increased to $30.0 million and the term was extended to June 2006. The new interest rate is LIBOR plus 2.00% payable in arrears on the first day of each month. The effective rate at December 31, 2004 was 4.42%. The outstanding balance on the credit facility on December 31, 2004 was $8.0 million.

In June 2004, the Company entered into a $20.0 million, forty-eight month term loan facility with a commercial bank. Commencing July 1, 2004, principal is payable monthly in equal installments, together with accrued interest on the outstanding balance. The interest rate is LIBOR plus 2.00%. The outstanding balance on the term loan facility at December 31, 2004 was $17.5 million.

The table below outlines the Company’s outstanding notes payable balances (in thousands):

	Outstanding balance
Description	2004	2003
Line of credit	$8,000	$10,000
Term loan	17,500	—

Total notes payable	25,500	10,000
Less: Current portion of term loan	(5,000)	—

Long-term notes payable	$20,500	$10,000

The revolving credit facility and the term loan facility are collateralized by substantially all of the Company’s assets. Both facilities contain affirmative and negative covenants related to indebtedness, EBITDA, cash and accounts receivable.

The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. In August 2004, the Company entered into an interest rate swap for the purpose of converting the interest payable on the term loan from a variable rate to a fixed rate. Under the agreement, the Company has agreed to receive interest from the counter party on the $17.5 million notional amount at a variable rate of LIBOR plus 2.00% and pay interest at a fixed rate of 5.23%. The interest rate swap met the criteria to qualify for the shortcut method of accounting for cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. Based on this shortcut method of accounting, no ineffectiveness in the hedging relationship was assumed. The changes in the fair value of the interest rate swap agreement are exactly offset by changes in the fair value of the underlying long-term debt; therefore, the adjustments are recorded on the balance sheet as comprehensive gain and do not impact income.

Interest expense for notes payable for the years ended December 31, 2004 and 2003 was $1.0 million and $595,000, respectively.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. INCOME TAXES

The components of income tax (benefit) expense at December 31, 2004, 2003 and 2002 are as follows (in thousands):

	2004	2003	2002
Current: Federal	$4,457	$—	$—
State	936	—	—

Total	$5,393	$—	$—

Deferred: Federal	$3,867	$5,478	$(8,979)
State	654	790	(1,226)

Total	$4,521	$6,268	$(10,205)

Total: Federal	$8,324	$5,478	$(8,979)
State	1,590	790	(1,226)

Total	$9,914	$6,268	$(10,205)

In 2002, as a result of the Company’s profitability, the Company recognized $10.2 million in tax benefit principally resulting from the release of the full valuation allowance for its deferred tax assets. A summary of the components of deferred income taxes at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$162	$182
Deferred charges	(542)	(515)
Rebates receivable, net	(548)	(740)
Property and equipment	(742)	(127)
Customer-based and other intangibles	(4,729)	(4,828)
Goodwill	(428)	—
Deferred revenue	—	1,821
Federal and state net operating loss carryforwards	1,299	2,724
Other	16	197

Net deferred tax liability	$(5,510)	$(1,286)

At December 31, 2004 the Company had net operating loss carryforwards of $1.4 million and $19.3 million, which are available to offset future federal and state taxable income respectively. The federal carryforwards are subject to an annual limitation of $467,000 under Internal Revenue Code Section 382. The carryforwards expire at various times between 2010 and 2021.

The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2004	2003	2002
U.S. Federal Statutory tax rate	35.0%	34.0%	34.0%
State taxes, net of federal benefits	3.2	4.4	4.6
Non-deductible expenses	0.1	0.1	(0.5)
Valuation allowance (release)	—	—	(345.7)
Other	(0.6)	(0.8)	—

Effective tax rate	37.7%	37.7%	(307.6)%

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. STOCKHOLDERS’ EQUITY

Stock option plans

In 1999, the Company established the HealthExtras, Inc. 1999 Stock Option Plan (“1999 SOP”). The 1999 SOP provides for a maximum of 4,000,000 common shares of the Company to be issued as option grants. A Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the 1999 SOP. All option grants expire in ten years. All officers, employees and independent contractors of the Company are eligible to receive option awards at the discretion of the Committee.

In 2000, the shareholders approved and the Company adopted the HealthExtras, Inc. 2000 Stock Option Plan (“2000 SOP”). The 2000 SOP provides for a maximum of 1,000,000 common shares of the Company to be issued as option grants. A Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the 2000 SOP. All option grants expire in ten years. All officers, employees and independent contractors of the Company are eligible to receive option awards at the discretion of the Committee.

In 2000, the shareholders approved and the Company adopted the HealthExtras, Inc. Directors’ Stock Option Plan. (“Directors’ SOP). The Directors’ SOP provides for a maximum of 200,000 common shares of the Company to be issued as option grants. The Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the Directors’ SOP. All option grants expire in ten years. All non-employee Directors of the Company are eligible to receive option awards at the discretion of the Board of Directors. The Directors’ SOP provided for an option grant of 15,000 shares to each non-Employee Director upon approval of the plan and subsequent annual grants of 5,000 shares.

In 2003, the shareholders approved and the Company adopted the HealthExtras, Inc. 2003 Equity Incentive Plan (“2003 EIP”). The 2003 EIP provides for a maximum of 1,500,000 common shares of the Company to be issued as option grants or restricted shares. A Committee of the Board of Directors determines award amounts, option prices, vesting periods, and restrictions, subject to the provisions of the 2003 EIP. All option grants expire in ten years. All officers, employees and independent contractors of the Company are eligible to receive option and restricted stock awards at the discretion of the Committee.

In 2001, the Board of Directors approved a voluntary plan by which qualified individuals were offered an opportunity to surrender their 1999 stock option awards, and receive, at a future grant date, six months and one day beyond the surrender date, up to two-thirds of the number of options surrendered; 2.8 million options were surrendered in 2001 and 1.6 million options were granted in 2002 under this voluntary plan.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarized stock option activity under all plans for the three years ended December 31, 2004 (in thousands, except price per share and weighted-average exercise price):

	Number of Shares of Common Stock	Price Per Share	Weighted - Average Exercise Price
Balance, December 31, 2001	2,239	3.50–9.65	5.02

Granted	2,957	2.42–6.62	5.23
Exercised	(9)	3.57	3.57
Forfeited	(320)	3.31–7.15	4.51

Balance, December 31, 2002	4,867	2.42–7.15	5.16

Granted	295	3.63–9.65	5.52
Exercised	(201)	2.75–6.62	4.65
Forfeited	(303)	3.31–6.62	4.65

Balance, December 31, 2003	4,658	2.42–9.65	5.19

Granted	981	9.15-16.36	12.57
Exercised	(308)	2.42-9.65	3.87
Forfeited	(67)	3.57-13.55	7.96

Balance, December 31, 2004	5,264	$2.42–16.36	$6.65

Exercisable, December 31, 2002	827	$ 3.25–9.65	$5.40
Exercisable, December 31, 2003	1,858	$ 2.42–9.65	$5.08
Exercisable, December 31, 2004	2,763	$2.42-16.36	$5.29

The following table summarizes information about the outstanding options at December 31, 2004 (in thousands, except for weighted-average exercise price):

	Options Outstanding
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (years)	Weighted - Average Exercise Price
$2.42 –3.60	412	7.13	$2.90
$3.63 –5.00	1,910	6.33	$4.49
$5.45 –7.78	1,976	7.36	$6.60
$9.65 –13.99	726	9.38	$11.56
$14.20 –16.36	240	9.53	$15.86

$2.42 – 16.36	5,264	7.82	$6.65

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

During 2004, 2003 and 2002, amortization of deferred compensation expense was zero, $15,000 and $92,000, respectively. As such grants were 100% vested and distributed in the first quarter of 2003, no additional deferred compensation expense relating to these stock grants has been recorded after the first quarter of 2003.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Warrants

In 2001, in accordance with EITF 01-9, “Accounting Consideration Given by a Vendor to a Customer or Reseller of the Vendor’s Products,” the Company recorded a reduction of revenue of $1.0 million related to common stock warrants expected to be issued to a distributor with respect to the annualized revenue threshold for the year ending June 30, 2002. Annualized revenues under the contract for the year ending June 30, 2002 were estimated based on the performance of the distributor through December 31, 2001. Due to the lower fair value of the warrants in the first quarter of 2002, the Company recognized a non-cash credit of approximately $477,000 in the first quarter of 2002. In the second quarter of 2002, it was determined that the distributor had not exceeded the specific annualized revenue thresholds; thus, the Company reversed the remaining charge of approximately $531,000 for the warrant agreement. To comply with EITF 01-9, the $1.0 million of total non-cash credits was recorded as revenue during 2002. This arrangement will result in no further issuance of warrants beyond the originally issued 750,000 warrants.

In January 2004, pursuant to an exchange agreement entered into between the distributor and the Company the distributor surrendered the 750,000 warrants in exchange for 394,773 shares of common stock to be issued by the Company. The Company agreed to accept such surrender and exchange and issued the 394,773 shares of common stock to be registered in the name of the distributor. The distributor then sold the 394,773 shares through a broker transaction.

In September of 2001, the Company issued warrants to third parties to acquire 845,816 shares of the Company’s common stock in a private placement with an exercise price of $5.37, which were vested immediately and expire on September 26, 2005.

During 2002, the Company issued common stock warrants to Health Care Horizon’s Inc., d/b/a Cimarron Health Plan (“Cimarron”) that grant Cimarron the right to purchase 250,000 shares of the Company’s common stock for $5.22 per share. The warrants are exercisable at any time after the grant date, with a condition that the Company must be the exclusive provider of PBM services to Cimarron on the date of exercise. The term of the PBM contract is from July 1, 2002, to September 30, 2009. In accordance with EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction With Selling Goods or Services,” the measurement date was determined to be the grant date of April 1, 2002. Using an equity-pricing model, the value of the 250,000 warrants was estimated to be $400,000 and was recorded as a deferred charge and additional paid-in capital at April 1, 2002. This deferred charge is being recognized over the life of the seven-year contract beginning July 2002, on a straight-line basis. The Company recorded approximately $57,000, $57,000 and $29,000 of contra-revenue related to amortization of the cost of the warrants in 2004, 2003 and 2002, respectively.

The following table summarizes the outstanding stock options and warrants at December 31, 2004 and 2003 (in thousands, except for weighted-average exercise price):

	2004		2003
	Number of derivatives	Weighted average exercise price	Number of derivatives	Weighted average exercise price
Options issued through the Company’s stock option plans	5,264	$6.65	4,658	$5.19
Warrants issued to a distributor	—	—	750	5.21
Warrants issued in Private Placement	657	5.37	846	5.37
Warrants issued to Health Care Horizon’s, Inc. d/b/a Cimarron	250	5.22	250	5.22

Total options and warrants outstanding	6,170	$6.45	6,504	$5.22

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. BUSINESS COMBINATIONS

Acquisition of Catalyst

During the first quarter of 2002, the Company purchased the remaining 20% minority interest in Catalyst for 319,033 shares of the Company’s stock valued at $1.1 million and notes payable of $4.2 million. This purchase resulted in the Company owning 100% of Catalyst. The stock was transferred to the seller on April 1, 2002, $3.1 million in cash was paid in 2002, and the final installment of $1.1 million was paid on March 1, 2003.

Acquisition of MHS

On June 18, 2004, the Company acquired 100% of the common stock of MHS.

Total consideration for MHS stock consisted of:

•	An aggregate cash payment of $37.3 million to the seller;

•	100,739 shares of the Company’s common stock, valued at $1.5 million to the seller; and

•	Transaction costs incurred by the Company of $1.5 million.

The Company also issued:

•	two non-negotiable promissory notes, having an aggregate maximum principal amount of $4.0 million payable pursuant to and subject to certain revenue and gross profit criteria attributable to MHS for the twelve months ending June 30, 2005;

•	warrants to purchase, for up to ten years, up to an aggregate of 300,000 shares of the Company’s common stock at a purchase price of $15.45 per share, subject to the provisions in the warrant, including performance-based standards;

•	a contingent earn-out provision which could require an additional payment of up to $2.0 million, subject to certain revenue and gross profit criteria attributable to MHS for the twelve months ending September 30, 2005.

Given the contingent nature of the non-negotiable promissory notes and warrants, the cost of the acquisition will be increased as the contingencies are resolved.

The Company’s management has reviewed the specific criteria set forth in EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination,” to determine whether the contingent consideration that is based on certain revenue and gross profit measures should be accounted for as an adjustment to the purchase price of MHS or as compensation for services. Management believes that the contingent consideration meets the criteria stated in Paragraph 27, SFAS No. 141, “Business Combination”, of being accounted for as an adjustment to the purchase price of MHS.

The acquisition resulted in the recording of goodwill of approximately $30.4 million and intangible assets (customer contracts and non-compete agreements) of $8.4 million.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase. Amounts are in thousands.

Description	At June 18, 2004
Current assets, including cash of $769	$2,106
Intangible assets	8,407
Goodwill	30,433

Total assets acquired	40,946

Current liabilities assumed	(662)

Net assets acquired	$40,284

Pro forma consolidated results

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2004 and 2003 are presented as though MHS had been acquired at the beginning of each year, after giving effect to purchase accounting adjustments relating to the amortization and intangible assets. Results are in thousands, except for per share data.

	2004	2003
Revenue	$528,216	$402,569
Net income	17,473	13,682
Net income per share, basic	$0.52	$0.42
Net income per share, diluted	$0.48	$0.40
Weighted average shares, basic	33,688	32,548
Weighted average shares, diluted	36,453	34,555

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of MHS at January 1, 2004, nor are these results indicative of future operating results.

In addition, to support its geographic expansion and growth, the Company has periodically completed various insignificant business acquisitions to secure local operating assets, new pharmacy network contracts and local market executive offices. None of these transactions has had any significant impact on the Company’s reported revenues, assets or results of operations.

11. LEASE COMMITMENTS

The Company maintains non-cancelable lease agreements for office space in its six main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases.

The future minimum payments due under non-cancelable leases are as follows (in thousands):

2005	$1,706
2006	1,666
2007	1,744
2008	1,567
2009	1,582
Thereafter	6,441

$14,706

Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1.5 million, $1.2 million, and $797,000 respectively.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. COMMITMENTS AND CONTINGENCIES

In 2000, the Company extended a marketing agreement for a five-year term, whereby the Company committed to total non-refundable payments of $5.0 million due in equal annual installments for an individual’s participation in various marketing campaigns. As of December 31, 2004, installments totaling $1.0 million remained committed under this agreement. The Company has the option to extend this agreement for another five-year period, which would result in an additional commitment of $7.7 million.

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material adverse effect on the financial condition or results of operations of the Company.

13. SEGMENT REPORTING

The Company operates in two business segments, PBM and supplemental benefits. The following table presents financial data by segment for the years ended December 31, 2004, 2003 and 2002. PBM services operating results include the results for Catalyst, PNNC and MHS from their respective dates of acquisition.

Segment information for 2004, 2003 and 2002 is as follows (in thousands):

December 31, 2004
	PBM	Supplemental Benefits	Total
Revenue	$475,229	$46,096	$521,325
Segment operating expenses	451,388	38,735	490,123
Segment operating income	23,841	7,362	31,203
Total assets	236,836	7,416	244,252
Accounts receivable	68,082	156	68,238
Accounts payable	54,292	1,399	55,691

December 31, 2003
	PBM	Supplemental Benefits	Total
Revenue	$331,530	$52,564	$384,094
Segment operating expenses	317,760	43,959	361,719
Segment operating income	13,770	8,605	22,375
Total assets	132,532	9,236	141,768
Accounts receivable	51,414	256	51,670
Accounts payable	49,612	1,251	50,863

December 31, 2002
	PBM	Supplemental Benefits	Total
Revenue	$182,276	$66,131	$248,407
Segment operating expenses	173,905	64,645	238,550
Segment operating income	8,371	1,486	9,857
Total assets	104,403	15,599	120,002
Accounts receivable	37,527	273	37,800
Accounts payable	33,864	588	34,452

The Company does not allocate to separate segments certain general expenses not directly related to the business segments, such as insurance and public company costs. The Company believes this segment disclosure, which

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $6.2 million, $5.3 million, and $6.5 million in corporate overhead that was not allocated by management in assessing segment performance for the years ended December 31, 2004, 2003 and 2002, respectively.

The reconciliation of segment operating income to income before taxes as disclosed in the financial statements is as follows (amounts in thousands):

	2004	2003	2002
Segment operating income	$31,203	$22,375	$9,857
Less: Corporate overhead expenses:	6,244	5,347	6,457

Operating income	$24,959	$17,028	$3,400
Interest income	$383	$155	$286
Interest expense	$(1,145)	$(598)	$(368)
Other income	2,100	—	—

Income before income taxes and minority interest	$26,297	$16,585	$3,318
Minority interest	—	—	(45)

Income before income taxes	$26,297	$16,585	$3,273

14. 401(k) SAVINGS PLAN

In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the “Plan”). The Plan benefit is available to all Company employees, subject to certain service requirements. Since Plan inception, the Company has matched the first $1,000 of the employee’s contribution and 50% thereafter subject to statutory limits. The Company’s matching contribution vests ratably over 5 years for each employee. For the years ended December 31, 2004, 2003 and 2002, the Company incurred expense of $377,000, $259,000 and $165,000 respectively, under the Plan.

15. RELATED PARTY TRANSACTIONS

During 2004 and 2003, the Company paid legal fees to a law firm in which a member of the Board of Directors is a shareholder and member of the executive committee of $157,000 and $78,000, respectively.

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2004 and 2003 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004 Quarterly Operating Results
Revenue (excludes member co-payments of $42,449, $43,206, $62,069, and $65,290 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2004)	$110,520	$114,201	$143,193	$153,411
Operating income	5,552	4,735	7,215	7,457
Income before income taxes	5,520	6,618	6,904	7,255
Net income	$3,439	$4,123	$4,301	$4,520
Net income per common share, basic	$0.10	$0.12	$0.13	$0.13
Net income per common share, diluted	$0.10	$0.11	$0.12	$0.12

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003 Quarterly Operating Results
Revenue (excludes member co-payments of $33,897, $33,650, $35,238, and $38,235 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2003)	$91,735	$94,115	$95,003	$103,241
Operating income	3,206	3,759	4,666	5,397
Income before income taxes	3,057	3,645	4,568	5,315
Net income	$1,874	$2,238	$2,805	$3,400
Net income per common share, basic	$0.06	$0.07	$0.09	$0.10
Net income per common share, diluted	$0.06	$0.07	$0.08	$0.09

HEALTHEXTRAS, INC.

and Subsidiaries

HEALTHEXTRAS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Period	Additions Charged to Expense	Additions Due to Acquisitions	Deductions	Balance End of Period
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2004	$889	$210	$199	$(381)	$917
Year ended December 31, 2003	425	189	391	(116)	889
Year ended December 31, 2002	457	91	145	(268)	425
Deduction from asset account:
Allowance for deferred tax assets:
Year ended December 31, 2004	$—	$—	$—	$—	$—
Year ended December 31, 2003	—	—	—	—	—
Year ended December 31, 2002	9,926	279	—	(10,205)	—

Additions to the valuation allowance in 2002 represent the net increases in the Company’s deferred tax asset before the decision was made to release the reserve in the fourth quarter of 2002.

S-1