Form 10-Q
period 2005-03-31
HEALTHEXTRAS INC
filed 2005-05-10
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 5, 2005 there were 38,341,874 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

First Quarter 2005 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$74,174	$67,068
Accounts receivable, net of allowance for doubtful accounts of $800 and $917 at March 31, 2005 and December 31, 2004, respectively	74,141	68,238
Income taxes receivable	530	2,025
Inventory, net of allowance for obsolescence of $50 at March 31, 2005 and December 31, 2004, respectively	589	464
Deferred charges	1,876	1,871
Other current assets	2,267	2,151

Total current assets	153,577	141,817
Property and equipment, net	9,661	9,881
Intangible assets, net of accumulated amortization of $3,255 and $2,780 at March 31, 2005 and December 31, 2004, respectively	21,832	22,307
Goodwill	69,272	68,947
Restricted cash	1,000	1,000
Other assets	429	300

Total assets	$255,771	$244,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,699	$55,691
Accrued expenses and other current liabilities	4,162	5,321
Note payable	5,000	5,000
Deferred income taxes	967	967
Deferred revenue	5,076	4,580

Total current liabilities	75,904	71,559

Deferred income taxes	4,960	4,543
Notes payable	19,250	20,500

Total liabilities	100,114	96,602

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 38,132 and 37,714 shares issued and outstanding at March 31, 2005 and December 31, 2004 respectively	381	377
Additional paid-in capital	134,521	131,756
Accumulated other comprehensive income	153	60
Retained earnings	20,602	15,457

Total stockholders’ equity	155,657	147,650

Total liabilities and stockholders’ equity	$255,771	$244,252

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Revenue (excludes member co-payments of $72,435 and $42,449 for the three month periods ended March 31, 2005 and March 31, 2004, respectively)	$169,003	$110,520

Direct expenses	150,043	97,695
Selling, general and administrative expenses	10,879	7,226

Total operating expenses	160,922	104,921

Operating income	8,081	5,599
Interest income	416	36
Interest expense	331	115

Income before income taxes	8,166	5,520
Income tax expense	3,021	2,081

Net income	$5,145	$3,439

Net income per share, basic	$0.14	$0.10
Net income per share, diluted	$0.13	$0.10
Weighted average shares of common stock outstanding, basic	37,880	32,964
Weighted average shares of common stock outstanding, diluted	40,794	35,937

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$5,145	$3,439
Depreciation and amortization expense	518	380
Provision for bad debts	30	—
Deferred income taxes	367	2,080
Noncash charges	44	55
Amortization of intangibles and other assets	739	230
Changes in assets and liabilities:
Accounts receivable	(5,933)	1,250
Income tax receivable	2,290	—
Inventory	(124)	—
Other assets	(116)	(273)
Deferred charges	(255)	(375)
Accounts payable, accrued expenses, and other liabilities	3,847	(2,827)
Deferred revenue	497	191

Net cash provided by operating activities	7,049	4,150

Cash flows from investing activities:
Capital expenditures	(313)	(88)
Consideration payments related to previous business acquisitions	(326)	—
Proceeds from sale of property and equipment	15	—

Net cash used in investing activities	(624)	(88)

Cash flows from financing activities:
Repayments of credit facility	(1,250)	(3,000)
Proceeds from exercise of stock options and warrants	1,867	348
Proceeds from sale of shares for Employee Stock Purchase Plan	77	—
Other	(13)	—

Net cash provided by (used in) financing activities	681	(2,652)

Net increase in cash and cash equivalents	7,106	1,410
Cash and cash equivalents at the beginning of year	67,068	28,877

Cash and cash equivalents at the end of period	$74,174	$30,287

Supplemental disclosure:
Cash paid for interest	$218	$113
Cash paid for taxes	$364	$—

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2005	2004
Comprehensive income:
Net income	$5,145	$3,439
Other comprehensive income:
Unrealized gain on interest rate swap	153	—

Total comprehensive income	$5,298	$3,439

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

2.	RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

On April 14, 2005 the SEC announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

3.	GOODWILL

The changes in goodwill for the first quarter of 2005 are as follows (in thousands):

2005
Balance as of January 1	$68,947
Goodwill acquired in acquisitions	325

Balance as of March 31	$69,272

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, and discontinued the amortization of goodwill and indefinite-lived intangible assets, effective January 1, 2002. The Company performed its annual impairment testing at December 31, 2004 and concluded that no impairment of goodwill exists. All goodwill is recorded in the pharmacy benefit management (“PBM”) segment. In the three month period ended March 31, 2005, the Company increased goodwill by $325,000 due to additional consideration payments related to the acquisition of Managed Healthcare Systems (“MHS”) in June 2004. Of the $325,000 paid in the first quarter of 2005, the Company paid $317,000 owed to the Seller of MHS due to the Company electing to make an IRC 338 election. The remaining $8,000 was for additional fees paid to an outside consulting firm contracted to perform an evaluation of the acquired intangible assets.

4.	NOTES PAYABLE

In June 2004, the Company entered into a $30.0 million revolving credit facility with a commercial bank. The credit facility has an expiration date of June 2006 and an interest rate of LIBOR plus 2.0%, payable in arrears on the first day of each month. At March 31, 2005, the effective interest rate was 4.85% and the outstanding balance on the revolving credit facility on March 31, 2005 and December 31, 2004 was $8.0 million.

In June 2004, the Company entered into a $20.0 million, forty-eight month term loan facility with a commercial bank. The interest rate is LIBOR plus 2.0%. The outstanding balance on the term loan on March 31, 2005 and December 31, 2004 was $16.3 million and $17.5 million, respectively.

The table below outlines the Company’s outstanding notes payable balances (in thousands):

	Outstanding balance
Description	March 31, 2005	December 31, 2004
Line of credit	$8,000	$8,000
Term loan	16,250	17,500

Total notes payable	24,250	25,500
Less: Current portion of term loan	(5,000)	(5,000)

Long-term notes payable	$19,250	$20,500

The revolving credit facility and the term loan facility are collateralized by substantially all of the Company’s assets. Both facilities contain affirmative and negative covenants related to indebtedness, EBITDA, cash and accounts receivable.

The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. In the third quarter of 2004, the Company entered into an interest rate swap for the purpose of converting the interest payable on the term loan from a variable rate to a fixed rate. Under the agreement, the Company has agreed to receive interest from the counter party on the $16.3 million notional amount at a variable rate of LIBOR plus 2.00% and pay interest at a fixed rate of 5.23%. The interest rate swap met the criteria to qualify for the shortcut method of accounting for cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Based on this shortcut method of accounting, no ineffectiveness in the hedging relationship was assumed. The changes in the fair value of the interest rate swap agreement are exactly offset by changes in the fair value of the underlying long-term debt; therefore, the adjustments are recorded on the balance sheet as comprehensive gain and do not impact operations.

Interest expense for notes payable for the three month periods ended March 31, 2005 and 2004 was $331,000 and $113,000, respectively.

5.	CO-PAYMENTS

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

The following table illustrates the effects on the reported PBM revenue and operating expenses if the Company had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended March 31,
	2005	2004
Reported PBM revenue	$158,163	$98,577
Member co-payments	72,435	42,449

Total	$230,598	$141,026

Reported PBM operating expenses	$149,971	$93,850
Member co-payments	72,435	42,449

Total	$222,406	$136,299

6.	SEGMENT REPORTING

The Company operates in two business segments, PBM and supplemental benefits. The following tables represent financial data by segment for the three months ended March 31, 2005 and 2004. In 2004, the Company refined its methodology for reporting segment information and corporate overhead by excluding general corporate expenses, salary, and salary-related expenses for overhead personnel. Management believes that the new methodology provides a more accurate representation of corporate overhead, assets, liabilities and operating results of the Company’s two segments.

Segment information for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

March 31, 2005	PBM	Supplemental Benefits	Total
Revenue	$158,163	$10,840	$169,003
Segment operating expenses	149,971	8,724	158,695
Segment operating income	8,192	2,116	10,308
Total assets	247,796	7,975	255,771
Accounts receivable	73,927	214	74,141
Accounts payable	60,031	668	60,699

March 31, 2004	PBM	Supplemental Benefits	Total
Revenue	$98,577	$11,943	$110,520
Segment operating expenses	93,850	9,880	103,730
Segment operating income	4,727	2,063	6,790
Total assets	133,054	9,001	142,055
Accounts receivable	50,172	248	50,420
Accounts payable	47,737	869	48,606

Operating expenses of the segments exclude $2.2 million and $1.2 million in corporate overhead that was not allocated by management in assessing segment performance for the three months ended March 31, 2005 and 2004, respectively.

7.	NET INCOME PER SHARE

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net income	$5,145	$3,439

Calculation of shares:
Weighted average common shares outstanding, basic	37,880	32,964
Dilutive effect of stock options and warrants	2,914	2,973

Weighted average common shares outstanding, diluted	40,794	35,937

Net income per common share, basic	$0.14	$0.10

Net income per common share, diluted	$0.13	$0.10

The following options were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

	Three months ended March 31
	2005	2004
Options and warrants to purchase shares of common stock (in thousands)	—	45

8.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB No. 123. These statements establish financial accounting and reporting standards for stock-based compensation, including employee stock option plans.

As allowed by FASB Statement No. 123, the Company continues to measure compensation expense under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Accordingly, no compensation cost has been recognized for the Company’s employee and director stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined under the fair value method included in FASB Statement No. 123, as amended by FASB Statement No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as indicated below. Amounts in thousands, except per share data.

	For the three months ended March 31,
	2005	2004
Net income, as reported	$5,145	$3,439
Add: Stock-based compensation expense included in net income (net of related taxes in 2005)	7	6
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards (net of related taxes in 2005 and 2004)	1,211	646

Pro forma net income	$3,941	$2,799

Net income per share:
Basic - as reported	$0.14	$0.10
Basic - pro forma	$0.10	$0.08
Diluted - as reported	$0.13	$0.10
Diluted - pro forma	$0.10	$0.08

The fair value for these options was estimated at the date of the grants using the modified American Black-Scholes economic option-pricing model with the following assumptions for the three months ended March 31, 2005 and 2004.

	For the three months ended March 31,
	2005	2004
Expected term	5 years	5 years
Volatility factor	74.65%	78.74 -79.87%
Risk free interest rate	3.74%	2.93 -3.39%
Dividend yield	—	—
Fair value	$15.96	$7.13

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

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management (“PBM”) services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx”, accounted for 94% and 89% of our revenue in the first three months of 2005 and 2004, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators (“TPAs”), and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 4.3 million in the three month period ended March 31, 2005 from 2.4 million in the three month period ended March 31, 2004 and our PBM segment revenue increased by 60% for the three month period ended March 31, 2005 compared to the comparable 2004 three month period.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 6% and 11% of our revenue in the first three months of 2005 and 2004, respectively. Individuals are the major purchasers of these programs.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Catalyst Rx provides its clients access to a contracted, non-exclusive national network of more than 55,000 pharmacies. Catalyst Rx’s services provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. Catalyst Rx uses an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

Member co-payments are not recorded as revenue. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. Under our client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or operating expenses.

To provide additional information to investors, we have disclosed the specific amounts of member co-payments which we exclude from both revenue and operating expenses. If we had included co-payments in both reported revenue and operating expenses, it would have resulted in an increase in reported PBM revenue and operating expenses for the three months ended March 31, 2005 and 2004 of $72.4 million and $42.4 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected.

The following tables illustrate the effects on the reported PBM revenue and operating expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended March 31,
	2005	2004
Reported PBM revenue	$158,163	$98,577
Member co-payments	72,435	42,449

Total	$230,598	$141,026

	Three months ended March 31,
	2005	2004
Reported PBM operating expenses	$149,971	$93,850
Member co-payments	72,435	42,449

Total	$222,406	$136,299

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

The primary determinant of revenue recognition for the supplemental benefits segment is monthly program enrollment. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program revenue we recognize includes the cost of membership features supplied by others, including the insurance components. Revenue from program payments received and related direct expenses are deferred to the extent that they are applicable to future periods or to any refund guarantee we offer.

Direct program expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Revenue. Revenue from operations for the three months ended March 31, 2005 was $169.0 million, consisting of $158.2 million generated from the PBM segment and $10.8 million from the supplemental benefits segment. The PBM segment continues to produce significant earnings and revenue growth driven by new client additions and improved operating margins resulting from higher generic and preferred brand utilization. Compared to the prior year first quarter period, PBM segment revenues increased $59.6 million of which $56.8 million resulted from increased prescription volume at Catalyst Rx, $5.3 million was attributable to the acquisition of MHS, and $1.8 million was due to greater generic brand utilization resulting in decreased member co-payments at Catalyst Rx, slightly offset by a decrease in revenue of $4.3 million reflecting a decrease in unit prices at Catalyst Rx. Total claims processed increased to 4.3 million in the first quarter of 2005 from 2.4 million in the first quarter of 2004. A significant contributor to the increase in revenue and prescription volume was a new contract with the State of Louisiana, covering about 180,000 members, which commenced on July 1, 2004. This contract generated 23.0% and 21.5% of the Company’s PBM and total revenue, respectively. The supplemental benefits revenue decreased by $1.1 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the three months ended March 31, 2004 was $110.5 million, consisting of $98.6 million and $11.9 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended March 31, 2005 were $150.0 million, consisting of $142.2 million in direct expenses from the PBM segment and $7.8 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $52.3 million, while the supplemental benefits segment direct expenses decreased by $920,000. The PBM segment’s $52.3 million increase in direct expenses was a direct function of the $59.6 million increase in PBM revenue. The resulting gross margin increase of $6.3 million was consistent with our anticipated gross margin contribution from increased prescription volume and the acquisition of MHS, decreased member co-payments, and decreased unit prices. The decrease in direct expenses in the supplemental benefits segment largely resulted from the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended March 31, 2004 were $97.7 million, consisting of $89.0 million and $8.7 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $150.0 million and $97.7 million for the three month periods ended March 31, 2005 and 2004 represented 93.2% and 93.1% of operating expenses for the respective periods.

Gross margins in the PBM segment for the three months ended March 31, 2005 were 10.1%, or $15.9 million, compared to 9.7%, or $9.6 million, for the three months ended March 31, 2004. Gross margins for the supplemental benefits segment for the three months ended March 31, 2005 were 28.2%, or $3.1 million, compared to 27.1%, or $3.2 million for the three months ended March 31, 2004.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors have materially changed in the first three months of 2005 in a manner that would meaningfully affect current or anticipated results. In the current year, gross margins were improved by an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins in the first three months of 2005 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross dollar margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. For the three months ended March 31, 2005, selling, general and administrative expenses increased by $3.7 million over the prior year to $10.9 million or 6.8% of operating expenses. This increase was primarily associated with PBM segment growth, increased sales and marketing efforts, and new client implementations.

Of the $10.9 million in selling, general and administrative expenses for the three months ended March 31, 2005, $8.2 million related to the PBM segment, $475,000 related to the supplemental benefits segment, and $2.2 million related to corporate overhead. Selling, general and administrative expenses included $5.4 million in compensation and benefits, $1.7 million in commissions, other professional services, insurance and taxes, $1.0 million in other expenses, $992,000 in depreciation and amortization, $383,000 for creative development, product endorsement and market research, $780,000 in facility costs, and $619,000 in travel expenses.

Selling, general and administrative expenses for the three months ended March 31, 2004 totaled $7.2 million or 6.9% of total operating expenses, $4.9 million of which related to the PBM segment, $1.1 million related to the supplemental benefits segment, while the remaining $1.2 million related to corporate overhead. These expenses included $3.5 million in compensation and benefits, $1.0 million in commissions, other professional fees, insurance and taxes, $818,000 in other expenses, $575,000 in depreciation and amortization, $500,000 for creative development, product endorsement and market research, $534,000 in facility costs, and $248,000 in travel expenses.

Interest Income. Interest income increased to $416,000 in the three months ended March 31, 2005 from $36,000 in the three months ended March 31, 2004. The increase was primarily due to our higher average cash and cash equivalents balance during 2005 due to our sale of common stock in the fourth quarter of 2004.

Interest Expense. Interest expense increased to $331,000 in the three months ended March 31, 2005 from $115,000 in the three months ended March 31, 2004. With our acquisition of MHS on June 18, 2004, we entered into a $20.0 million term loan and increased our line of credit. As a result, the increase in interest expense was attributable to significantly larger amounts of outstanding debt in the three months ended March 31, 2005 compared to 2004.

Income Tax Expense. In the first quarters of 2005 and 2004, the Company recorded a provision for income taxes of $3.0 million and $2.1 million, respectively. The effective income tax rates of 37.0% and 37.7% for the first three months of 2005 and 2004, respectively, represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for the three months ended March 31, 2005 increased by $1.7 million over the same period in 2004. The increase in net income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased to $15.9 million in the first three months of 2005 from $9.6 million in the first three months of 2004, largely attributable to the $59.6 million increase in PBM revenues from the three months ended March 31, 2004 to the three months ended March 31, 2005. Segment operating information for 2005 and 2004 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
March 31, 2005
Revenue	$158,163	$10,840	$169,003
Segment operating expenses	149,971	8,724	158,695
Segment operating income	8,192	2,116	10,308

	PBM	Supplemental Benefits	Total
March 31, 2004
Revenue	$98,577	$11,943	$110,520
Segment operating expenses	93,850	9,880	103,730
Segment operating income	4,727	2,063	6,790

The Company does not allocate to separate segments certain general expenses not directly related to the business segment, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $2.2 million and $1.2 million in corporate overhead that was not allocated by management in assessing segment performance for the three months ended March 31, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the three months ended March 31,
	2005	2004
Segment operating income	$10,308	$6,790
Less: Corporate overhead expenses	2,227	1,191

Operating income	8,081	5,599
Interest income	416	36
Interest expense	331	115

Income before income taxes	$8,166	$5,520

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually the capital markets through the sale of equity, bank debt, and cash flows from operations. During the first quarter of 2005 and 2004, we generated positive cash flow from operations and anticipate similar results throughout 2005 and thereafter. Cash and cash equivalents at March 31, 2005 were $74.1 million, an increase of $7.1 million from December 31, 2004.

Net Cash Provided by Operating Activities. Our operating activities generated $7.0 million of cash from operations during the first quarter of 2005, a $2.8 million increase from the $4.2 million of net cash provided in the first quarter of 2004. The increase was primarily due to a $1.7 million increase in net income, the timing of payments to vendors included in accounts payable, the timing of receipts from clients against accounts receivable, and a $306,000 increase in deferred revenue.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2005 was $624,000 compared to $88,000 in the same period in 2004. This increase reflects the $325,000 in consideration related to the 2004 acquisition of MHS, and $313,000 in capital expenditures, largely associated with our new headquarters office space.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2005 was $681,000 compared to cash used in financing activities of $2.7 million in the same period in 2004. In the first three months of 2005, we received $1.9 million in proceeds from the exercise of stock options and warrants compared to proceeds from the first quarter of 2004 of $348,000. We made payments totaling $1.3 million on our line of credit in the first quarter of 2005 compared to payments of $3.0 million in the first quarter of 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s first quarter ended March 31, 2005, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3.2	Bylaws of HealthExtras, Inc. (1)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (1)

11.1	Computation of Per Share Earnings (Incorporated by reference in Part I, hereto)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

May 10, 2005	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

May 10, 2005	By:	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer and
Chief Accounting Officer