Form 10-Q
period 2005-06-30
HEALTHEXTRAS INC
filed 2005-08-05
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 3, 2005 there were 38,652,772 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

Second Quarter 2005 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$73,079	$67,068
Accounts receivable, net of allowance for doubtful accounts of $891 and $917 at June 30, 2005 and December 31, 2004	76,720	68,238
Income taxes receivable	753	2,025
Inventory, net of allowance for obsolescence of $25 and $50 at June 30, 2005 and December 31, 2004, respectively	392	464
Deferred charges	1,608	1,871
Other current assets	2,152	2,151

Total current assets	154,704	141,817
Property and equipment, net	9,318	9,881
Intangible assets, net of accumulated amortization of $3,713 and $2,780 at June 30, 2005 and December 31, 2004, respectively	21,374	22,307
Goodwill	69,272	68,947
Restricted cash	1,000	1,000
Other assets	322	300

Total assets	$255,990	$244,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,565	$55,691
Accrued expenses and other current liabilities	3,859	5,321
Note payable	5,000	5,000
Deferred income taxes	967	967
Deferred revenue	5,195	4,580

Total current liabilities	77,586	71,559

Deferred income taxes	4,998	4,543
Notes payable	10,000	20,500

Total liabilities	92,584	96,602

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 38,452 and 37,714 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	385	377
Additional paid-in capital	136,590	131,756
Accumulated other comprehensive income	95	60
Retained earnings	26,336	15,457

Total stockholders’ equity	163,406	147,650

Total liabilities and stockholders’ equity	$255,990	$244,252

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Revenue (excludes member co-payments of $67,060, $43,206, $139,495 and $85,655 for the three and six month periods ended June 30, 2005 and 2004, respectively)	$177,258	$114,201	$346,261	$224,721

Direct expenses	157,323	101,280	307,366	198,975
Selling, general and administrative expenses	11,133	8,186	22,020	15,460

Total operating expenses	168,456	109,466	329,386	214,435

Operating income	8,802	4,735	16,875	10,286
Interest income	537	44	954	80
Interest expense	(261)	(138)	(592)	(252)
Other income	25	1,977	31	2,024

Income before income taxes	9,103	6,618	17,268	12,138

Income tax expense	3,368	2,495	6,389	4,576

Net income	$5,735	$4,123	$10,879	$7,562

Net income per share, basic	$0.15	$0.12	$0.29	$0.23
Net income per share, diluted	$0.14	$0.11	$0.27	$0.21
Weighted average shares of common stock outstanding, basic	38,348	33,167	38,115	33,065
Weighted average shares of common stock outstanding, diluted	41,061	36,706	40,930	36,321

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$10,879	$7,562
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,031	762
Amortization of intangibles and other assets	1,461	594
Provision for bad debts	60	—
Provision for inventory obsolescence	(25)	—
Deferred income taxes	439	3,725
Other noncash charges	88	103
Changes in assets and liabilities:
Accounts receivable	(8,542)	1,149
Income tax receivable	2,360	—
Inventory	98	(7)
Other assets	(1)	(617)
Deferred charges	(237)	(189)
Accounts payable, accrued expenses, and other liabilities	5,412	(1,004)
Deferred revenue	615	451

Net cash provided by operating activities	13,638	12,529

Cash flows from investing activities:
Purchases of property and equipment	(483)	(151)
Business acquisitions, net of cash acquired	(326)	(37,599)
Proceeds from sale of property and equipment	15	—

Net cash used in investing activities	(794)	(37,750)

Cash flows from financing activities:
Proceeds from borrowings	—	37,338
Repayments of notes payable	(10,500)	(3,000)
Proceeds from exercise of stock options and warrants	3,522	683
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	158	—
Other	(13)	—

Net cash provided by (used in) financing activities	(6,833)	35,021

Net increase in cash and cash equivalents	6,011	9,800
Cash and cash equivalents at the beginning of year	67,068	28,877

Cash and cash equivalents at the end of period	$73,079	$38,677

Supplemental disclosure:
Cash paid for interest	$632	$225
Cash paid for taxes	$3,590	$851

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Comprehensive income:
Net income	$5,753	$4,123	$10,879	$7,562
Other comprehensive income:
Unrealized gain (loss) on interest rate swap	(58)	—	35	—

Total comprehensive income	$5,695	$4,123	$10,914	$7,562

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. On April 14, 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar-year companies until the beginning of 2006.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on FAS 123R. SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of FAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes In Interim Financial Statements – An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on the Company’s consolidated financial statements.

3.	GOODWILL

The changes in goodwill for the first six months of 2005 are as follows (in thousands):

2005
Balance as of January 1	$68,947
Goodwill acquired in acquisitions	325

Balance as of June 30	$69,272

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and discontinued the amortization of goodwill and indefinite-lived intangible assets, effective January 1, 2002. The Company performed its annual impairment testing at December 31, 2004 and concluded that no impairment of goodwill exists. All goodwill is recorded in the pharmacy benefit management (“PBM”) segment. In the six month period ended June 30, 2005, the Company increased goodwill by $325,000 due to additional consideration payments related to the acquisition of Managed Healthcare Systems (“MHS”) in June 2004. Of the $325,000 paid in 2005, the Company paid $317,000 owed to the Seller of MHS due to the Company electing to make an IRC 338 election. The remaining $8,000 was for additional fees paid to an outside consulting firm contracted to perform an evaluation of the acquired intangible assets.

4.	NOTES PAYABLE

In June 2004, the Company entered into a $30.0 million revolving credit facility with a commercial bank. The credit facility expires June 2006 and bears interest at LIBOR plus 2.0%, payable in arrears on the first day of each month. At December 31, 2004, the outstanding balance on the revolving credit facility was $8.0 million. The Company repaid the $8.0 million in the second quarter of 2005. There is no outstanding balance on the credit facility at June 30, 2005.

In June 2004, the Company entered into a $20.0 million, forty-eight month term loan facility with a commercial bank. The term loan bears interest at LIBOR plus 2.0%. The outstanding balance on the term loan on June 30, 2005 and December 31, 2004 was $15.0 million and $17.5 million, respectively.

The table below outlines the Company’s outstanding notes payable balances (in thousands):

	Outstanding balance
Description	June 30, 2005	December 31, 2004
Line of credit	$—	$8,000
Term loan	15,000	17,500

Total notes payable	15,000	25,500
Less: Current portion of term loan	(5,000)	(5,000)

Long-term notes payable	$10,000	$20,500

The revolving credit facility and the term loan facility are collateralized by substantially all of the Company’s assets. Both facilities contain affirmative and negative covenants related to indebtedness, EBITDA, cash and accounts receivable.

The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. In the third quarter of 2004, the Company entered into an interest rate swap for the purpose of converting the interest payable on the term loan from a variable rate to a fixed rate. Under the agreement, the Company has agreed to receive interest from the counter party on the $15.0 million notional amount at a variable rate of LIBOR plus 2.00% and pay interest at a fixed rate of 5.23%. The interest rate swap met the criteria to qualify for the shortcut method of accounting for cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Based on this shortcut method of accounting, no ineffectiveness in the hedging relationship was assumed. The changes in the fair value of the interest rate swap agreement are exactly offset by changes in the fair value of the underlying long-term debt; therefore, the adjustments are recorded on the balance sheet as comprehensive gain and do not impact operations.

Interest expense for notes payable for the three month periods ended June 30, 2005 and 2004 was $261,000 and $138,000, respectively. Interest expense for notes payable for the six month periods ended June 30, 2005 and 2004 was $592,000 and $252,000, respectively.

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

The following table illustrates the effects on the reported PBM revenue and operating expenses if the Company had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Reported PBM revenue	$166,396	$102,623	$324,559	$201,200
Member co-payments	67,060	43,206	139,495	85,655

Total	$233,456	$145,829	$464,054	$286,855

Reported PBM operating expenses	157,232	98,409	307,201	192,259
Member co-payments	67,060	43,206	139,495	85,655

Total	$224,292	$141,615	$446,696	$277,914

6.	SEGMENT REPORTING

The Company operates in two business segments, PBM and supplemental benefits. The following tables represent financial data by segment for the six months ended June 30, 2005 and 2004.

Segment information for the three months ended June 30, 2005 and 2004 is as follows (in thousands):

June 30, 2005	PBM	Supplemental Benefits	Total
Revenue	$166,396	$10,862	$177,258
Segment operating expenses	157,232	8,786	166,018
Segment operating income	9,164	2,076	11,240
Total assets	248,979	7,011	255,990
Accounts receivable	76,512	208	76,720
Accounts payable	61,909	656	62,565

June 30, 2004	PBM	Supplemental Benefits	Total
Revenue	$102,623	$11,578	$114,201
Segment operating expenses	98,409	9,692	108,101
Segment operating income	4,214	1,886	6,100
Total assets	180,030	10,717	190,747
Accounts receivable	51,214	237	51,451
Accounts payable	49,396	1,061	50,457

The Company does not allocate to separate segments certain general and administrative expenses not directly related to the business segments, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $2.4 million and $1.4 million in corporate overhead that was not allocated by management in assessing segment performance for the three months ended June 30, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the three months ended June 30,
	2005	2004
Segment operating income	$11,240	$6,100
Less: Corporate overhead expenses	2,438	1,365

Operating income	8,802	4,735
Interest income	537	44
Interest expense	(261)	(138)
Other income	25	1,977

Income before income taxes	$9,103	$6,618

Segment information for the six months ended June 30, 2005 and 2004 is as follows (in thousands):

June 30, 2005	PBM	Supplemental Benefits	Total
Revenue	$324,559	$21,702	$346,261
Segment operating expenses	307,201	17,510	324,711
Segment operating income	17,358	4,192	21,550

June 30, 2004	PBM	Supplemental Benefits	Total
Revenue	$201,200	$23,521	$224,721
Segment operating expenses	192,259	19,572	211,831
Segment operating income	8,941	3,949	12,890

The Company does not allocate to separate segments certain general and administrative expenses not directly related to the business segments, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $4.7 million and $2.6 million in corporate overhead that was not allocated by management in assessing segment performance for the six months ended June 30, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the six months ended June 30,
	2005	2004
Segment operating income	$21,550	$12,890
Less: Corporate overhead expenses	4,675	2,604

Operating income	16,875	10,286
Interest income	954	80
Interest expense	(592)	(252)
Other income	31	2,024

Income before income taxes	$17,268	$12,138

7.	NET INCOME PER SHARE

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net income	$5,735	$4,123	$10,879	$7,562

Calculation of shares:
Weighted average common shares outstanding, basic	38,348	33,167	38,115	33,065
Dilutive effect of stock options and warrants	2,713	3,539	2,815	3,256

Weighted average common shares outstanding, diluted	41,061	36,706	40,930	36,321

Net income per common share, basic	$0.15	$0.12	$0.29	$0.23

Net income per common share, diluted	$0.14	$0.11	$0.27	$0.21

The following options were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Options and warrants to purchase shares of common stock (in thousands)	40	170	40	209

8.	STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an Amendment of FASB No. 123”. These statements establish financial accounting and reporting standards for stock-based compensation, including employee stock option plans.

As allowed by FASB Statement No. 123, the Company continues to measure compensation expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Accordingly, no compensation cost has been recognized for the Company’s employee and director stock option plans. Had compensation cost for the Company’s stock-based compensation plans been determined under a fair value method included in FASB Statement No. 123, as amended by FASB Statement No. 148, the Company’s net income and earnings per share would have been reduced to the pro forma amounts as indicated below. Amounts in thousands, except per share data.

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income, as reported	$5,735	$4,123	$10,879	$7,562
Add: Stock-based compensation expense included in net income (net of related taxes in 2005 and 2004)	6	6	13	13
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards (net of related taxes in 2005 and 2004)	788	795	1,567	1,436

Pro forma net income	$4,953	$3,334	$9,325	$6,139

Net income per share:
Basic - as reported	$0.15	$0.12	$0.29	$0.23
Basic - pro forma	$0.13	$0.10	$0.24	$0.19
Diluted - as reported	$0.14	$0.11	$0.27	$0.21
Diluted - pro forma	$0.12	$0.09	$0.23	$0.17

The fair value of these options was estimated at the date of the grants using the binomial lattice option-pricing model with the following assumptions for the three and six month periods ended June 30, 2005 and 2004:

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Expected term	5 years	5 years	5 years	5 years
Volatility factor	71.81-73.01%	77.30-78.74%	71.81-74.65%	77.30-79.87%
Risk free interest rate	3.57-4.09%	3.07-4.04%	3.57-4.09%	2.76-4.04%
Dividend yield	—	—	—	—
Fair value	$10.70	$9.44	$10.31	$7.93

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

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management (“PBM”) services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx”, accounted for 94% and 90% of our revenue in the first six months of 2005 and 2004, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators (“TPAs”), and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 8.7 million in the six month period ended June 30, 2005 from 5.0 million in the six month period ended June 30, 2004 and our PBM segment revenue increased by 61% for the six month period ended June 30, 2005 compared to 27% in the comparable 2004 six month period.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 6% and 10% of our revenue in the first three months of 2005 and 2004, respectively. Individuals are the major purchasers of these programs.

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

To provide additional information to investors, we have disclosed the specific amounts of member co-payments which we exclude from both revenue and operating expenses. If we had included co-payments in both reported revenue and operating expenses, it would have resulted in an increase in reported PBM revenue and operating expenses for the three months ended June 30, 2005 and 2004 of $67.1 million and $43.2 million, respectively. Revenue and operating expenses for the six months ended June 30, 2005 and 2004 would have increased by $139.5 million and $85.7 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected by the inclusion of co-payments.

The following tables illustrate the effects on the reported PBM revenue and operating expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Reported PBM revenue	$166,396	$102,623	$324,559	$201,200
Member co-payments	67,060	43,206	139,495	85,655

Total	$233,456	$145,829	$454,054	$286,855

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Reported PBM operating expenses	$157,232	$98,409	$307,201	$192,259
Member co-payments	67,060	43,206	139,495	85,655

Total	$224,292	$141,615	$446,696	$277,914

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. On April 14, 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on FAS 123R. SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of FAS 123R.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes In Interim Financial Statements – An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either reduction of current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation has a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on the Company’s consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue. Revenue from operations for the three months ended June 30, 2005 was $177.3 million, consisting of $166.4 million generated from the PBM segment and $10.9 million from the supplemental benefits segment. The PBM segment continues to produce significant earnings and revenue growth driven by new client additions and improved operating margins resulting from higher generic and preferred brand utilization. Compared to the prior year second quarter period, PBM segment revenues increased $63.8 million, of which $52.0 million resulted from increased prescription volume at Catalyst Rx, $7.2 million was attributable to the acquisition of MHS, and $5.6 million was due to greater generic brand utilization resulting in decreased member co-payments at Catalyst Rx, slightly offset by a decrease in revenue of $1.0 million reflecting a decrease in unit prices at Catalyst Rx. Total claims processed increased to 4.4 million in the second quarter of 2005 from 2.6 million in the second quarter of 2004. A significant contributor to the increase in revenue and prescription volume was a new contract with the State of Louisiana, covering about 180,000 members, which commenced on July 1, 2004. This contract generated 23.2% and 22.4% of the Company’s PBM and total revenue, respectively. The supplemental benefits revenue decreased by $716,000, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the three months ended June 30, 2004 was $114.2 million, consisting of $102.6 million and $11.6 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended June 30, 2005 were $157.3 million, consisting of $149.5 million in direct expenses from the PBM segment and $7.8 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $56.7 million, while the supplemental benefits segment direct expenses decreased by $700,000. The PBM segment’s $56.7 million increase in direct expenses was a direct function of the $63.8 million increase in PBM revenue. The resulting gross margin, calculated as segment revenue less segment direct expenses, increased by $7.1 million and was consistent with our anticipated gross margin contribution from increased prescription volume and the acquisition of MHS, decreased member co-payments, and decreased unit prices. The decrease in direct expenses in the supplemental benefits segment largely resulted from the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended June 30, 2004 were $101.3 million, consisting of $92.8 million and $8.5 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $157.3 million and $101.3 million for the three month periods ended June 30, 2005 and 2004, respectively, represented 93.4% and 92.5% of operating expenses for the respective periods.

Gross margins in the PBM segment for the three months ended June 30, 2005 were 10.2%, or $16.9 million, compared to 9.6%, or $9.8 million, for the three months ended June 30, 2004. Gross margins for the supplemental benefits segment for the three months ended June 30, 2005 were 28.4%, or $3.1 million, compared to 26.7%, or $3.1 million for the three months ended June 30, 2004.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors materially changed in the second quarter of 2005 in a manner that would meaningfully affect current or anticipated results. In the current quarter, gross margins were improved by an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins in the second quarter of 2005 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross dollar margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. For the three month period ended June 30, 2005, selling, general and administrative expenses increased by $2.9 million over the prior year to $11.1 million or 6.6% of operating expenses. This increase was primarily associated with PBM segment growth, increased sales and marketing efforts, and new client implementations.

Of the $11.1 million in selling, general and administrative expenses for the three month period ended June 30, 2005, $7.7 million related to the PBM segment, $955,000 related to the supplemental benefits segment, and $2.4 million related to corporate overhead. Selling, general and administrative expenses included $5.6 million in compensation and benefits, $1.9 million in commissions, other professional services, insurance and taxes, $903,000 in other expenses, $970,000 in depreciation and amortization, $352,000 for creative development, product endorsement and market research, $767,000 in facility costs, and $575,000 in travel expenses.

Selling, general and administrative expenses for the three months ended June 30, 2004 totaled $8.2 million or 7.5% of total operating expenses, $5.7 million of which related to the PBM segment, $1.1 million related to the supplemental benefits segment, while the remaining $1.4 million related to corporate overhead. These expenses included $3.7 million in compensation and benefits, $1.2 million in commissions, other professional fees, insurance and taxes, $1.0 million in other expenses, $732,000 in depreciation and amortization, $547,000 for creative development, product endorsement and market research, $535,000 in facility costs, and $428,000 in travel expenses.

Interest Income. Interest income increased to $537,000 in the three months ended June 30, 2005 from $44,000 in the three months ended June 30, 2004. The increase was primarily due to our higher average cash and cash equivalents balance during 2005 due to our sale of common stock in the fourth quarter of 2004.

Interest Expense. Interest expense increased to $261,000 in the three months ended June 30, 2005 from $138,000 in the three months ended June 30, 2004. With our acquisition of MHS on June 18, 2004, we entered into a $20.0 million term loan and increased our line of credit. As a result, the increase in interest expense was attributable to significantly larger amounts of outstanding debt in the three months ended June 30, 2005 compared to the three months ended June 30, 2004.

Other income. In the second quarter of 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the other income reported in the $2.0 million second quarter 2004 income statement.

Income Tax Expense. In the second quarters of 2005 and 2004, the Company recorded income tax expense of $3.4 million and $2.5 million, respectively. The effective income tax rates of 37.0% and 37.7% for the second quarters of 2005 and 2004, respectively, represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for the three months ended June 30, 2005 increased by $1.6 million over the same period in 2004. The increase in net income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased to $16.9 million in the second quarter of 2005 from $9.8 million in the second quarter of 2004, largely attributable to the $63.8 million increase in PBM revenues from the second quarter of 2004 to the second quarter of 2005. Segment operating information for 2005 and 2004 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
June 30, 2005
Revenue	$166,396	$10,862	$177,258
Segment operating expenses	157,232	8,786	166,018
Segment operating income	9,164	2,076	11,240

	PBM	Supplemental Benefits	Total
June 30, 2004
Revenue	$102,623	$11,578	$114,201
Segment operating expenses	98,409	9,692	108,101
Segment operating income	4,214	1,886	6,100

The Company does not allocate to separate segments certain general expenses not directly related to the business segment, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $2.4 million and $1.4 million in corporate overhead that was not allocated by management in assessing segment performance for the three months ended June 30, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the three months ended June 30,
	2005	2004
Segment operating income	$11,240	$6,100
Less: Corporate overhead expenses	2,438	1,365

Operating income	8,802	4,735
Interest income	537	44
Interest expense	(261)	(138)
Other income	25	1,977

Income before income taxes	$9,103	$6,618

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue. Revenue from operations for the six months ended June 30, 2005 was $346.3 million, consisting of $324.6 million generated from the PBM segment and $21.7 million from the supplemental benefits segment. The PBM segment continues to produce significant earnings and revenue growth driven by new client additions and improved operating margins resulting from higher generic and preferred brand utilization. Compared to the prior year six month period, PBM segment revenues increased $123.4 million of which $112.2 million resulted from increased prescription volume at Catalyst Rx, $12.5 million was attributable to the acquisition of MHS, and $8.9 million was due to greater generic brand utilization resulting in decreased member co-payments at Catalyst Rx, slightly offset by a decrease in revenue of $10.2 million reflecting a decrease in unit prices at Catalyst Rx. Total claims processed increased to 8.7 million in the first six months of 2005 from 5.0 million in the first six months of 2004. A significant contributor to the increase in revenue and prescription volume was a new contract with the State of Louisiana, covering about 180,000 members, which commenced on July 1, 2004. This contract generated 23.9% and 22.4% of the Company’s PBM and total revenue, respectively. The supplemental benefits revenue decreased by $1.8 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the six months ended June 30, 2004 was $224.7 million, consisting of $201.2 million and $23.5 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the six months ended June 30, 2005 were $307.4 million, consisting of $291.8 million in direct expenses from the PBM segment and $15.6 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $110.0 million, while the supplemental benefits segment direct expenses decreased by $1.6 million. The PBM segment’s $110.0 million increase in direct expenses was a direct function of the $123.4 million increase in PBM revenue. The resulting PBM segment gross margin increase of $13.4 million was consistent with our anticipated gross margin contribution from increased prescription volume and the acquisition of MHS, decreased member co-payments, and decreased unit prices. The decrease in direct expenses in the supplemental benefits segment largely resulted from the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the six months ended June 30, 2004 were $199.0 million, consisting of $181.8 million and $17.2 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $307.4 million and $199.0 million for the six month periods ended June 30, 2005 and 2004, respectively, represented 93.3% and 92.8% of operating expenses for the respective periods.

Gross margins in the PBM segment for the six months ended June 30, 2005 were 10.1%, or $32.8 million, compared to 9.6%, or $19.4 million, for the six months ended June 30, 2004. Gross margins for the supplemental benefits segment for the six months ended June 30, 2005 were 28.1%, or $6.1 million, compared to 27.0%, or $6.3 million for the six months ended June 30, 2004.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors have materially changed in the first six months of 2005 in a manner that would meaningfully affect current or anticipated results. In the current year, gross margins were improved by an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins in the first six months of 2005 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross dollar margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. For the six month period ended June 30, 2005, selling, general and administrative expenses increased by $6.5 million over the prior year to $22.0 million or 6.7% of operating expenses. This increase was primarily associated with PBM segment growth, increased sales and marketing efforts, and new client implementations.

Of the $22.0 million in selling, general and administrative expenses for the six month period ended June 30, 2005, $15.4 million related to the PBM segment, $1.9 million related to the supplemental benefits segment, and $4.7 million related to corporate overhead. Selling, general and administrative expenses included $11.0 million in compensation and benefits, $3.6 million in commissions, other professional services, insurance and taxes, $1.9 million in other expenses, $2.0 million in depreciation and amortization, $735,000 for creative development, product endorsement and market research, $1.6 million in facility costs, and $1.2 million in travel expenses.

Selling, general and administrative expenses for the six months ended June 30, 2004 totaled $15.5 million or 7.2% of total operating expenses, $10.7 million of which related to the PBM segment, $2.2 million related to the supplemental benefits segment, while the remaining $2.6 million related to corporate overhead. These expenses included $7.2 million in compensation and benefits, $2.2 million in commissions, other professional fees, insurance and taxes, $2.0 million in other expenses, $1.3 million in depreciation and amortization, $1.0 million for creative development, product endorsement and market research, $1.1 million in facility costs, and $676,000 in travel expenses.

Interest Income. Interest income increased to $954,000 in the six months ended June 30, 2005 from $80,000 in the six months ended June 30, 2004. The increase was primarily due to our higher average cash and cash equivalents balance during 2005 due to our sale of common stock in the fourth quarter of 2004.

Interest Expense. Interest expense increased to $592,000 in the six months ended June 30, 2005 from $252,000 in the six months ended June 30, 2004. With our acquisition of MHS on June 18, 2004, we entered into a $20.0 million term loan and increased our line of credit. As a result, the increase in interest expense was attributable to significantly larger amounts of outstanding debt in the six months ended June 30, 2005 compared to 2004.

Other income. In 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the other income reported in the $2.0 million second quarter 2004 income statement.

Income Tax Expense. In the first six months of 2005 and 2004, the Company recorded income tax expense of $6.4 million and $4.6 million, respectively. The effective income tax rates of 37.0% and 37.7% for the first six months of 2005 and 2004, respectively, represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for the six months ended June 30, 2005 increased by $3.3 million over the same period in 2004. The increase in net income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased to $32.8 million in the first six months of 2005 from $19.4 million in the first six months of 2004, largely attributable to the $123.4 million increase in PBM revenues from the first six months of 2004 to the first six months of 2005.

Segment operating information for the first six months of 2005 and 2004 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
June 30, 2005
Revenue	$324,559	$21,702	$346,261
Segment operating expenses	307,201	17,510	324,711
Segment operating income	17,358	4,192	21,550

	PBM	Supplemental Benefits	Total
June 30, 2004
Revenue	$201,200	$23,521	$224,721
Segment operating expenses	192,259	19,572	211,831
Segment operating income	8,941	3,949	12,890

The Company does not allocate to separate segments certain general expenses not directly related to the business segment, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $4.7 million and $2.6 million in corporate overhead that was not allocated by management in assessing segment performance for the six months ended June 30, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the six months ended June 30,
	2005	2004
Segment operating income	$21,550	$12,890
Less: Corporate overhead expenses	4,675	2,604

Operating income	16,875	10,286
Interest income	954	80
Interest expense	(592)	(252)
Other income	31	2,024

Income before income taxes	$17,268	$12,138

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually the capital markets through the sale of equity, bank debt, and cash flows from operations. During the first six months of 2005 and 2004, we generated positive cash flow from operations and anticipate similar results throughout 2005 and thereafter. Cash and cash equivalents at June 30, 2005 were $73.1 million, an increase of $6.0 million from December 31, 2004.

Net Cash Provided by Operating Activities. Our operating activities generated $13.6 million of cash from operations during the first six months of 2005, a $1.1 million increase from the $12.5 million of net cash provided in the first six months of 2004. The increase was primarily due to a $3.3 million increase in net income and the net impact of the timing of payments to vendors included in accounts payable and the timing of receipts from clients against accounts receivable.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six month period ended June 30, 2005 was $794,000 compared to $37.8 million in the same period in 2004. This net decrease in cash used reflects the $37.6 million in consideration paid in 2004 for the acquisition of MHS.

Net Cash Provided by (Used in) Financing Activities. Net cash used by financing activities for the six month period ended June 30, 2005 was $6.8 million compared to cash provided by financing activities of $35.0 million in the same period in 2004. In the first six months of 2005, we repaid $10.5 million on our credit facility compared to payments of $3.0 million in the first six months of 2004. Also in 2004, we borrowed $37.3 million to finance the purchase of MHS.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s second quarter ended June 30, 2005, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on the financial condition, results of operations of the Company or cashflows.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 18, 2005, the Company issued 15,000 shares of its common stock to a non-employee in exchange for consulting services. This issuance was made in reliance upon Section 4(2) of the Securities Act of 1933.

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

HEALTHEXTRAS, INC

August 5, 2005	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

August 5, 2005	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer and
Chief Accounting Officer