Form 10-Q
period 2005-09-30
HEALTHEXTRAS INC
filed 2005-11-09
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 4, 2005 there were 39,478,745 shares outstanding of the registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

Third Quarter 2005 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$76,510	$67,068
Short-term investment	1,995	—
Accounts receivable, net of allowance for doubtful accounts of $830 and $917 at September 30, 2005 and December 31, 2004, respectively	71,531	68,238
Income taxes receivable	114	2,025
Inventory, net of allowance for obsolescence of $25 and $50 at September 30, 2005 and December 31, 2004, respectively	527	464
Deferred charges	1,343	1,871
Other current assets	2,090	2,151

Total current assets	154,110	141,817

Property and equipment, net	9,388	9,881
Intangible assets, net of accumulated amortization of $4,170 and $2,780 at September 30, 2005 and December 31, 2004, respectively	20,917	22,307
Goodwill	75,429	68,947
Restricted cash	1,000	1,000
Other assets	375	300

Total assets	$261,219	$244,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,968	$55,691
Accrued expenses and other current liabilities	4,371	5,321
Note payable	5,000	5,000
Deferred income taxes	967	967
Deferred revenue	4,287	4,580

Total current liabilities	72,593	71,559

Deferred income taxes	5,238	4,543
Notes payable	8,750	20,500

Total liabilities	86,581	96,602

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,409 and 37,714 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	394	377
Additional paid-in capital	141,473	131,756
Accumulated other comprehensive income	137	60
Retained earnings	32,634	15,457

Total stockholders’ equity	174,638	147,650

Total liabilities and stockholders’ equity	$261,219	$244,252

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Revenue (excludes member co-payments of $69,475, $62,069, $208,970 and $147,724 for the three- and nine-month periods ended September 30, 2005 and 2004, respectively)	$166,784	$143,193	$513,044	$367,915

Direct expenses	145,856	126,847	453,222	325,822
Selling, general and administrative expenses	11,244	9,131	33,262	24,591

Total operating expenses	157,100	135,978	486,484	350,413

Operating income	9,684	7,215	26,560	17,502
Interest income	518	100	1,471	180
Interest expense	(231)	(452)	(823)	(704)
Other income	26	41	57	2,065

Income before income taxes	9,997	6,904	27,265	19,043
Income tax expense	3,699	2,603	10,088	7,179

Net income	$6,298	$4,301	$17,177	$11,864

Net income per share, basic	$0.16	$0.13	$0.45	$0.36
Net income per share, diluted	$0.15	$0.12	$0.42	$0.32
Weighted average shares of common stock outstanding, basic	38,810	33,415	38,349	33,182
Weighted average shares of common stock outstanding, diluted	41,581	36,869	41,174	36,712

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$17,177	$11,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,521	1,022
Amortization of intangibles and other assets	1,932	1,066
Provision for inventory obsolescence	(25)	—
Deferred income taxes	215	—
Loss on disposal of fixed assets	—	38
Other noncash charges	340	151
Changes in assets and liabilities:
Accounts receivable	(3,293)	(8,819)
Income tax receivable	3,808	—
Inventory	(37)	17
Other assets	61	(1,891)
Income taxes payable, net	—	3,047
Deferred charges	28	(171)
Accounts payable, accrued expenses and other liabilities	1,326	8,183
Deferred revenue	(294)	(589)

Net cash provided by operating activities	22,759	13,918

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(6,482)	(37,599)
Purchases of property and equipment	(1,042)	(5,514)
Proceeds from sale of property and equipment	15	1,101
Purchase of short-term investment	(1,995)	—

Net cash used in investing activities	(9,504)	(42,012)

Cash flows from financing activities:
Proceeds from borrowings	—	37,338
Repayments of notes payable	(11,750)	(4,250)
Proceeds from exercise of stock options and warrants	7,706	976
Proceeds from issuance of common stock pursuant to Employee Stock Purchase Plan	244	—
Other	(13)	—

Net cash provided by (used in) financing activities	(3,813)	34,064

Net increase in cash and cash equivalents	9,442	5,970
Cash and cash equivalents at the beginning of year	67,068	28,877

Cash and cash equivalents at the end of period	76,510	$34,847

Supplemental disclosure:
Cash paid for interest	$830	$612
Cash paid for taxes	$6,065	$4,133

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Comprehensive income:
Net income	$6,298	$4,301	$17,177	$11,864
Other comprehensive income:
Unrealized gain (loss) on interest rate swap, net of tax	42	(4)	77	(4)

Total comprehensive income	$6,340	$4,297	$17,254	$11,860

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the SEC on March 16, 2005.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. On April 14, 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar-year companies until the beginning of 2006. The Company intends to take a non-cash charge, estimated to be $.02 per share, in the fourth quarter of 2005 related to the accelerated vesting of stock options. Additional disclosures related to the charge will be made in our Form 10-K as required by the Securities and Exchange Commission.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on FAS 123R. SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of FAS 123(R).

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

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either the reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation had a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. The Company is assessing the impact of adopting the new pronouncement and is currently unable to estimate its impact on the Company’s consolidated financial statements.

3.	GOODWILL

The changes in goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

2005
Balance as of January 1	$68,947
Goodwill acquired in acquisitions	6,482

Balance as of September 30	$75,429

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, and discontinued the amortization of goodwill and indefinite-lived intangible assets, effective January 1, 2002. The Company performed its annual impairment testing at December 31, 2004 and concluded that no impairment of goodwill exists. All goodwill is recorded in the pharmacy benefit management (“PBM”) segment. In the nine-month period ended September 30, 2005, the Company increased goodwill by $6.5 million due to additional consideration payments related to the acquisition of Managed Healthcare Systems (“MHS”) in June 2004. Of the $6.5 million paid to the seller of MHS, $4.2 million represented amounts due in conjunction with two non-negotiable promissory notes which bore interest at a rate of 3.5% per annum and were subject to certain revenue and gross profit criteria attributable to MHS for the twelve months ended June 30, 2005; $2.0 million represented the payment of an earn-out provisions which was subject to certain revenue and gross profit criteria attributable to MHS for the twelve months ended June 30, 2005; and $317,000 represented amounts owed to the seller due to the Company electing to make an IRC 338 election.

4.	NOTES PAYABLE

In June 2004, the Company entered into a $30.0 million revolving credit facility with a commercial bank. The credit facility expires June 2006 and bears interest at LIBOR plus 2.0%, payable in arrears on the first day of each month. At December 31, 2004, the outstanding balance on the revolving credit facility was $8.0 million. The Company repaid the $8.0 million in the second quarter of 2005. There is no outstanding balance on the credit facility at September 30, 2005.

In June 2004, the Company entered into a $20.0 million, forty-eight-month term loan facility with a commercial bank. The term loan bears interest at LIBOR plus 2.0%. The outstanding balance on the term loan on September 30, 2005 and December 31, 2004 was $13.8 million and $17.5 million, respectively.

The table below outlines the Company’s outstanding notes payable balances (in thousands):

	Outstanding balance
Description	September 30, 2005	December 31, 2004
Revolving credit facility	$—	$8,000
Term loan	13,750	17,500

Total notes payable	13,750	25,500
Less: Current portion of term loan	(5,000)	(5,000)

Long-term notes payable	$8,750	$20,500

The revolving credit facility and the term loan facility are collateralized by substantially all of the Company’s assets. Both facilities contain affirmative and negative covenants related to indebtedness, EBITDA, cash and accounts receivable.

The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. In the third quarter of 2004, the Company entered into an interest rate swap for the purpose of converting the interest payable on the term loan from a variable rate to a fixed rate. Under the agreement, the Company has agreed to receive interest from the counter party on the $15.0 million notional amount at a variable rate of LIBOR plus 2.00% and pay interest at a fixed rate of 5.23%. The interest rate swap met the criteria to qualify for the shortcut method of accounting for cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. Based on this shortcut method of accounting, no ineffectiveness in the hedging relationship was assumed. The changes in the fair value of the interest rate swap agreement are exactly offset by changes in the fair value of the underlying long-term debt; therefore, the adjustments are recorded on the balance sheet as comprehensive gain or loss and do not impact operations.

Interest expense, to include unused fees on the revolving credit facility, for notes payable for the three-month periods ended September 30, 2005 and 2004 was $228,000 and $438,000, respectively. Interest expense for notes payable for the nine-month periods ended September 30, 2005 and 2004 was $820,000 and $693,000, respectively.

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

The following table illustrates the effects on the reported PBM revenue and operating expenses if the Company had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Reported PBM revenue	$155,932	$131,831	$480,490	$333,031
Member co-payments	69,475	62,069	208,970	147,724

Total	$225,407	$193,900	$689,460	$480,755

Reported PBM operating expenses	145,937	125,066	453,138	317,325
Member co-payments	69,475	62,069	208,970	147,724

Total	$215,412	$187,135	$662,108	$465,049

6.	SEGMENT REPORTING

The Company operates in two business segments, PBM and supplemental benefits.

Segment information for the three months ended September 30, 2005 and 2004 is as follows (in thousands):

September 30, 2005	PBM	Supplemental Benefits	Total
Revenue	$155,932	$10,852	$166,784
Segment operating expenses	145,937	8,448	154,385
Segment operating income	9,995	2,404	12,399
Total assets	255,377	5,842	261,219
Accounts receivable	71,318	213	71,531
Accounts payable	57,293	675	57,968

September 30, 2004	PBM	Supplemental Benefits	Total
Revenue	$131,831	$11,362	$143,193
Segment operating expenses	125,066	9,416	134,482
Segment operating income	6,765	1,946	8,711
Total assets	195,049	7,785	202,834
Accounts receivable	61,216	204	61,420
Accounts payable	59,422	1,474	60,896

The Company does not allocate to separate segments certain general and administrative expenses not directly related to the business segments, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $2.7 million and $1.5 million in corporate overhead that was not allocated by management in assessing segment performance for the three months ended September 30, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the three months ended September 30,
	2005	2004
Segment operating income	$12,399	$8,711
Less: Corporate overhead expenses	2,715	1,496

Operating income	9,684	7,215
Interest income	518	100
Interest expense	(231)	(452)
Other income	26	41

Income before income taxes	$9,997	$6,904

Segment information for the nine months ended September 30, 2005 and 2004 is as follows (in thousands):

September 30, 2005	PBM	Supplemental Benefits	Total
Revenue	$480,490	$32,554	$513,044
Segment operating expenses	453,138	25,954	479,092
Segment operating income	27,352	6,600	33,952

September 30, 2004	PBM	Supplemental Benefits	Total
Revenue	$333,031	$34,884	$367,915
Segment operating expenses	317,325	28,988	346,313
Segment operating income	15,706	5,896	21,602

The Company does not allocate to separate segments certain general and administrative expenses not directly related to the business segments, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $7.4 million and $4.1 million in corporate overhead that was not allocated by management in assessing segment performance for the nine months ended September 30, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the nine months ended September 30,
	2005	2004
Segment operating income	$33,952	$21,602
Less: Corporate overhead expenses	7,392	4,100

Operating income	26,560	17,502
Interest income	1,471	180
Interest expense	(823)	(704)
Other income	57	2,065

Income before income taxes	$27,265	$19,043

7.	NET INCOME PER SHARE

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income	$6,298	$4,301	$17,177	$11,864

Calculation of shares:
Weighted average common shares outstanding, basic	38,810	33,415	38,349	33,182
Dilutive effect of stock options and warrants	2,771	3,454	2,825	3,530

Weighted average common shares outstanding, diluted	41,581	36,869	41,174	36,712

Net income per common share, basic	$0.16	$0.13	$0.45	$0.36

Net income per common share, diluted	$0.15	$0.12	$0.42	$0.32

The following options and warrants were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Options and warrants to purchase shares of common stock (in thousands)	—	335	—	340

8.	STOCK-BASED COMPENSATION

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

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
Net income, as reported	$6,298	$4,301	$17,177	$11,864
Add: Stock-based compensation expense included in net income (net of related taxes in 2005 and 2004)	6	6	19	19
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards (net of related taxes in 2005 and 2004)	707	712	2,274	2,148

Pro forma net income	$5,597	$3,595	$14,922	$9,735

Net income per share:
Basic - as reported	$0.16	$0.13	$0.45	$0.36
Basic - pro forma	$0.14	$0.11	$0.39	$0.29
Diluted - as reported	$0.15	$0.12	$0.42	$0.32
Diluted - pro forma	$0.13	$0.10	$0.36	$0.27

The fair value of these options was estimated at the date of the grants using the binomial lattice option-pricing model with the following assumptions for the three and nine-month periods ended September 30, 2005 and 2004:

	For the three months ended September 30,		For the nine months ended September 30,
	2005 (a)	2004	2005	2004
Expected term	—	5 years	5 years	5 years
Volatility factor	—	76.02-76.96%	71.81-74.65%	76.02-79.87%
Risk free interest rate	—	3.46-3.85%	3.57-4.09%	2.76-4.04%
Dividend yield	—	—	—	—
Fair value	—	$8.62	$10.31	$8.09

(a)	The Company did not issue any stock option grants in the third quarter of 2005.

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

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management (“PBM”) services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx”, accounted for 94% and 91% of our revenue in the first nine months of 2005 and 2004, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators (“TPAs”), and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to over 12.8 million in the nine-month period ended September 30, 2005 from 8.7 million in the nine-month period ended September 30, 2004 and our PBM segment revenue increased by 44% for the nine-month period ended September 30, 2005 compared to 38% in the comparable 2004 nine-month period.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 6% and 9% of our revenue in the first nine months of 2005 and 2004, respectively. Individuals are the major purchasers of these programs.

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

To provide additional information to investors, we have disclosed the specific amounts of member co-payments which we exclude from both revenue and operating expenses. If we had included co-payments in both reported revenue and operating expenses, it would have resulted in an increase in reported PBM revenue and operating expenses for the three months ended September 30, 2005 and 2004 of $69.5 million and $62.1 million, respectively. Revenue and operating expenses for the nine months ended September 30, 2005 and 2004 would have increased by $209.0 million and $147.7 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected by the inclusion of co-payments.

The following tables illustrate the effects on the reported PBM revenue and operating expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Reported PBM revenue	$155,932	$131,831	$480,490	$333,031
Member co-payments	69,475	62,069	208,970	147,724

Total	$225,407	$193,900	$689,460	$480,755

Reported PBM operating expenses	145,937	125,066	453,138	317,324
Member co-payments	69,475	62,069	208,970	147,724

Total	$215,412	$187,135	$662,108	$465,049

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. On April 14, 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar-year companies until the beginning of 2006. The Company intends to take a non-cash charge, estimated to be $.02 per share, in the fourth quarter of 2005 related to the accelerated vesting of stock options. Additional disclosures related to the charge will be made in our Form 10-K as required by the Securities and Exchange Commission.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue. Revenue from operations for the three months ended September 30, 2005 was $166.8 million, consisting of $155.9 million generated from the PBM segment and $10.9 million from the supplemental benefits segment. The PBM segment continues to produce significant earnings and revenue growth driven by new client additions and improved operating margins resulting from higher generic and preferred brand utilization. Compared to the prior year third quarter period, PBM segment revenues increased $24.1 million, of which $2.5 million resulted from increased prescription volume at Catalyst Rx, $6.7 million was attributable to the acquisition of MHS, and $1.9 million was due to greater generic utilization resulting in decreased member co-payments at Catalyst Rx, and unit price increases of $13.0 million. Total claims processed increased to over 4.1 million in the third quarter of 2005 from 3.6 million in the third quarter of 2004. A significant contributor to the increase in revenue and prescription volume was a new contract with the State of Louisiana, now covering about 145,000 members, which commenced on July 1, 2004. In the third quarter of 2005, this contract generated 18.8% and 17.5% of the Company’s PBM and total revenue, respectively, while in the third quarter of 2004, the contract generated 22.4% and 20.7% of the Company’s PBM and total revenue, respectively. The supplemental benefits revenue decreased by $500,000, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the three months ended September 30, 2004 was $143.2 million, consisting of $131.8 million and $11.4 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended September 30, 2005 were $145.9 million, consisting of $138.2 million in direct expenses from the PBM segment and $7.7 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $19.8 million, while the supplemental benefits segment direct expenses decreased by $700,000. The PBM segment’s $19.8 million increase in direct expenses was a direct function of the $24.1 million increase in PBM revenue. The resulting gross margin, calculated as segment revenue less segment direct expenses, increased by $4.3 million and was consistent with our anticipated gross margin contribution from increased prescription volume and the acquisition of MHS, decreased member co-payments, and increased unit prices. The decrease in direct expenses in the supplemental benefits segment largely resulted from the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended September 30, 2004 were $126.8 million, consisting of $118.4 million and $8.4 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $145.9 million and $126.8 million for the three-month periods ended September 30, 2005 and 2004, respectively, represented 92.8% and 93.3% of operating expenses for the respective periods.

Gross margins in the PBM segment for the three months ended September 30, 2005 were 11.4%, or $17.8 million, compared to 10.2%, or $13.4 million, for the three months ended September 30, 2004. Gross margins for the supplemental benefits segment for the three months ended September 30, 2005 were 28.7%, or $3.1 million, compared to 26.3%, or $3.0 million for the three months ended September 30, 2004.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors materially changed in the third quarter of 2005 in a manner that would meaningfully affect current or anticipated results. In the current quarter, gross margins were improved by an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins in the third quarter of 2005 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross dollar margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. For the three-month period ended September 30, 2005, selling, general and administrative expenses increased by $2.1 million over the prior year to $11.2 million or 7.2% of operating expenses. This increase was primarily associated with PBM segment growth, increased sales and marketing efforts, and new client implementations.

Of the $11.2 million in selling, general and administrative expenses for the three months ended September 30, 2005, $7.8 million related to the PBM segment, $711,000 related to the supplemental benefits segment, and $2.7 million related to corporate overhead. These expenses included $6.1 million in compensation and benefits, $2.0 million in commissions, other professional fees, insurance and taxes, $733,000 in other expenses, $947,000 in depreciation and amortization, $53,000 for creative development, product endorsement and market research, $805,000 in facility costs, and $569,000 in travel expenses.

Of the $9.1 million in selling, general and administrative expenses for the three-month period ended September 30, 2004, $6.6 million related to the PBM segment, $1.0 million related to the supplemental benefits segment, and $1.5 million related to corporate overhead. Selling, general and administrative expenses included $4.5 million in compensation and benefits, $1.4 million in commissions, other professional services, insurance and taxes, $952,000 in other expenses, $722,000 in depreciation and amortization, $462,000 for creative development, product endorsement and market research, $612,000 in facility costs, and $423,000 in travel expenses and a $38,000 loss on the disposal of fixed assets.

Interest Income. Interest income increased to $518,000 in the three months ended September 30, 2005 from $100,000 in the three months ended September 30, 2004. The increase was primarily due to our higher average cash and cash equivalents balance during 2005 due to our sale of common stock in the fourth quarter of 2004.

Interest Expense. Interest expense decreased to $231,000 in the three months ended September 30, 2005 from $452,000 in the three months ended September 30, 2004. With our acquisition of MHS on June 18, 2004, we entered into a $20.0 million term loan and increased our line of credit. As a result, the decrease in interest expense was attributable to significant larger amounts of outstanding debt in the three months ended September 30, 2004 compared to the three months ended September 30, 2005.

Income Tax Expense. In the third quarters of 2005 and 2004, the Company recorded income tax expense of $3.7 million and $2.6 million, respectively. The effective income tax rate of 37.0% and 37.7% in the third quarters of 2005 and 2004, respectively, represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for the three months ended September 30, 2005 increased $2.0 million over the same period in 2004. The increase in net income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased to $17.8 million in the third quarter of 2005 from $13.3 million in the third quarter of 2004, largely attributable to the $24.1 million increase in PBM revenues from the third quarter of 2004 to the third quarter of 2005. Segment operating information for 2005 and 2004 is as follows (in thousands):

September 30, 2005	PBM	Supplemental Benefits	Total
Revenue	$155,932	$10,852	$166,784
Segment operating expenses	145,937	8,448	154,385
Segment operating income	9,995	2,404	12,399
Total assets	255,377	5,842	261,219
Accounts receivable	71,318	213	71,531
Accounts payable	57,293	675	57,968

September 30, 2004	PBM	Supplemental Benefits	Total
Revenue	$131,831	$11,362	$143,193
Segment operating expenses	125,066	9,416	134,482
Segment operating income	6,765	1,946	8,711
Total assets	195,049	7,785	202,834
Accounts receivable	61,216	204	61,420
Accounts payable	59,422	1,474	60,896

The Company does not allocate to separate segments certain general expenses not directly related to the business segment, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $2.7 million and $1.5 million in corporate overhead that was not allocated by management in assessing segment performance for the three months ended September 30, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the three months ended September 30,
	2005	2004
Segment operating income	$12,399	$8,711
Less: Corporate overhead expenses	2,715	1,496

Operating income	9,684	7,215
Interest income	518	100
Interest expense	(231)	(452)
Other income	26	41

Income before income taxes	$9,997	$6,904

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue. Revenue from operations for the nine months ended September 30, 2005 was $513.0 million, consisting of $480.5 million generated from the PBM segment and $32.6 million from the supplemental benefits segment. The PBM segment continues to produce significant earnings and revenue growth driven by new client additions and improved operating margins resulting from higher generic and preferred brand utilization. Compared to the prior year nine-month period, PBM segment revenues increased $147.5 million of which $127.2 million resulted from increased prescription volume at Catalyst Rx, $18.3 million was attributable to the acquisition of MHS, and $8.2 million was due to greater generic utilization resulting in decreased member co-payments at Catalyst Rx, offset by a decrease in revenue of $6.2 million reflecting a decrease in average unit prices due to an increase in the relative number of generic prescriptions versus brand drug prescriptions. Total claims processed increased to 12.8 million in the first nine months of 2005 from 8.7 million in the first nine months of 2004. A significant contributor to the increase in revenue and prescription volume was a new contract with the State of Louisiana now covering about 145,000 members, which commenced on July 1, 2004. In the first nine months of 2005, this contract generated 22.2% and 20.8% of the Company’s PBM and total revenue, respectively, while in the first nine months of 2004, this contract generated 8.9% and 8.0% of the Company’s PBM and total revenue, respectively. The supplemental benefits revenue decreased by $2.3 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for the nine months ended September 30, 2004 was $367.9 million, consisting of $333.0 million and $34.9 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the nine months ended September 30, 2005 were $453.2 million, consisting of $429.9 million in direct expenses from the PBM segment and $23.3 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $129.6 million, while the supplemental benefits segment direct expenses decreased by $2.2 million. The PBM segment’s $129.6 million increase in direct expenses was a direct function of the $147.5 million increase in PBM revenue. The resulting PBM segment gross margin increase of $17.9 million was consistent with our anticipated gross margin contribution from increased prescription volume and the acquisition of MHS, decreased member co-payments, and decreased unit prices. The decrease in direct expenses in the supplemental benefits segment largely resulted from the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the nine months ended September 30, 2004 were $325.8 million, consisting of $300.3 million and $25.5 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $453.2 million and $325.8 million for the nine-month periods ended September 30, 2005 and 2004, respectively, represented 93.2% and 93.0% of operating expenses for the respective periods.

Gross margins in the PBM segment for the nine months ended September 30, 2005 were 10.5%, or $50.6 million, compared to 9.8%, or $32.7 million, for the nine months ended September 30, 2004. Gross margins for the supplemental benefits segment for the nine months ended September 30, 2005 were 28.3%, or $9.2 million, compared to 26.9%, or $9.4 million for the nine months ended September 30, 2004.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors have materially changed in the first nine months of 2005 in a manner that would meaningfully affect current or anticipated results. In the current year, gross margins were improved by an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins in the first nine months of 2005 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross dollar margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. For the nine-month period ended September 30, 2005, selling, general and administrative expenses increased by $8.7 million over the prior year to $33.3 million or 6.8% of operating expenses. This increase was primarily associated with PBM segment growth, increased sales and marketing efforts, and new client implementations.

Of the $33.3 million in selling, general and administrative expenses for the nine-month period ended September 30, 2005, $23.3 million related to the PBM segment, $2.6 million related to the supplemental benefits segment, and $7.4 million related to corporate overhead. Selling, general and administrative expenses included $17.1 million in compensation and benefits, $5.6 million in commissions, other professional services, insurance and taxes, $2.7 million in other expenses, $2.9 million in depreciation and amortization, $788,000 for creative development, product endorsement and market research, $2.4 million in facility costs, and $1.8 million in travel expenses.

Selling, general and administrative expenses for the nine months ended September 30, 2004 totaled $24.6 million or 7.0% of total operating expenses, $17.3 million of which related to the PBM segment, $3.2 million related to the supplemental benefits segment, while the remaining $4.1 million related to corporate overhead. These expenses included $11.7 million in compensation and benefits, $3.6 million in commissions, other professional fees, insurance and taxes, $3.0 million in other expenses, $2.0 million in depreciation and amortization, $1.5 million for creative development, product endorsement and market research, $1.6 million in facility costs, and $1.1 million in travel expenses and $38,000 in loss on disposal of fixed assets.

Interest Income. Interest income increased to $1.5 million in the nine months ended September 30, 2005 from $180,000 in the nine months ended September 30, 2004. The increase was primarily due to our higher average cash and cash equivalents balance during 2005 due to our sale of common stock in the fourth quarter of 2004.

Interest Expense. Interest expense increased to $823,000 in the nine months ended September 30, 2005 from $704,000 in the nine months ended September 30 2004. With our acquisition of MHS on June 18, 2004, we entered into a $20.0 million term loan and increased our line of credit. As a result, the increase in interest expense was attributable to significantly larger amounts of outstanding debt in the nine months ended September 30, 2005 compared to 2004.

Other Income. In the second quarter of 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the $2.0 million of other income reported in the 2004 income statement.

Income Tax Expense. In the first nine months of 2005 and 2004, the Company recorded income tax expense of $10.1 million and $7.2 million, respectively. The effective income tax rate of 37.0% and 37.7% for the first nine months of 2005 and 2004, respectively, represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for the nine months ended September 30, 2005 increased by $5.3 million over the same period in 2004. The increase in net income was primarily a function of increased gross margins in the PBM segment. PBM segment gross margins increased to $50.6 million in the first nine months of 2005 from $32.7 million in the first nine months of 2004, largely attributable to the $147.5 million increase in PBM revenues from the first nine months of 2004 to the first nine months of 2005.

Segment operating information for the first nine months of 2005 and 2004 is as follows (in thousands):

September 30, 2005	PBM	Supplemental Benefits	Total
Revenue	$480,490	$32,554	$513,044
Segment operating expenses	453,138	25,954	479,092
Segment operating income	27,352	6,600	33,952

September 30, 2004	PBM	Supplemental Benefits	Total
Revenue	$333,031	$34,884	$367,915
Segment operating expenses	317,325	28,988	346,313
Segment operating income	15,706	5,896	21,602

The Company does not allocate to separate segments certain general expenses not directly related to the business segment, such as insurance and public company costs. The Company believes this segment disclosure, which excludes corporate overhead, allows management to more accurately assess each segment’s operating performance without an arbitrary allocation of non-operating expenses. Operating expenses of the segments exclude $7.4 million and $4.1 million in corporate overhead that was not allocated by management in assessing segment performance for the nine months ended September 30, 2005 and 2004, respectively.

The reconciliation of segment operating income to income before income taxes as disclosed in the financial statements is as follows (amounts in thousands):

	For the nine months ended September 30,
	2005	2004
Segment operating income	$33,952	$21,602
Less: Corporate overhead expenses	7,392	4,100

Operating income	26,560	17,502
Interest income	1,471	180
Interest expense	(823)	(704)
Other income	57	2,065

Income before income taxes	$27,265	$19,043

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually the capital markets through the sale of equity, bank debt, and cash flows from operations. During the first nine months of 2005 and 2004, we generated positive cash flow from operations and anticipate similar results throughout 2005 and thereafter. Cash and cash equivalents and short-term investments at September 30, 2005 were $78.5 million, an increase of $11.4 million from December 31, 2004.

Net Cash Provided by Operating Activities. Our operating activities generated $22.8 million of cash from operations during the first nine months of 2005, a $8.9 million increase from the $13.9 million of net cash provided in the first nine months of 2004. The increase was primarily due to a $5.3 million increase in net income and the net impact of the timing of payments to vendors included in accounts payable and the timing of receipts from clients against accounts receivable.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine-month period ended September 30, 2005 was $9.5 compared to $42.0 million in the same period in 2004. This net decrease in cash used reflects the $37.6 million in consideration paid in 2004 for the acquisition of MHS and the $5.5 million used to purchase property and equipment for our new headquarters in Rockville, Maryland.

Net Cash Provided by (Used in) Financing Activities. Net cash used by financing activities for the nine-month period ended September 30, 2005 was $3.8 million compared to cash provided by financing activities of $34.1 million in the same period in 2004. In the first nine months of 2005, we repaid $11.8 million on our credit facility compared to payments of $4.3 million in the first nine months of 2004. Also, in 2004, we borrowed $37.3 million to finance the purchase of MHS. In 2005, we received $3.4 million from the exercise of 625,000 warrants associated with a September 2001 private placement of the Company’s common stock with an exercise price of $5.37, which were due to expire on September 26, 2005, $3.0 million from the exercise of employee stock options and $1.3 million from the exercise of 250,000 common stock warrants issued in 2002 at an exercise price of $5.22 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s third quarter ended September 30, 2005, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 17, 2005, the Company issued 25,000 shares of its common stock to a non-employee in exchange for consulting services. The shares were issued without registration under the Securities Act of 1933 (the “Securities Act”) in reliance on Section 4(2) of the Securities Act.

Between August 30, 2005 and September 15, 2005, the Company issued 250,000 shares of its common stock upon the exercise of warrants issued in 2002 at an exercise price of $5.22. The shares were issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 7, 2005. The following matters were submitted to a vote of the Stockholders:

1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes:

	Votes For	Votes Withheld
David T. Blair	36,101,969	461,782
Frederick H. Graefe	36,290,215	273,536
Thomas J. Graf	36,070,516	493,235

2. The ratification of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 2005:

For 36,528,300             Against 32,622             Abstain 2,829

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No	Description
3.1	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3.2	Bylaws of HealthExtras, Inc. (1)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (1)

10.1	Form of Employment Agreements between HealthExtras, Inc. and David T. Blair and HealthExtras, Inc. and Michael P. Donovan (2)

10.2	Form of Employment Agreement between HealthExtras, Inc. and Nick J. Grujich (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-83761, initially filed on July 26, 1999.
(2)	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

November 9, 2005	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

November 9, 2005	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer and
Chief Accounting Officer