Form 10-K
period 2005-12-31
HEALTHEXTRAS INC
filed 2006-03-16
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

HEALTHEXTRAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	0-31014	52-2181356
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

800 King Farm Boulevard, Rockville, Maryland 20850

(Address of principal executive offices, zip code)

Registrant’s phone number, including area code (301) 548-2900

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ National Market

Securities registered pursuant to 12(b) of the Act: None

Securities registered pursuant to 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005 was $484,635,000 based on the closing price of $20.07 at which the common equity was last sold. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of March 7, 2006, there were 40,089,402 shares outstanding of the Registrant’s $0.01 par value common stock.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of stockholders to be held in June 2006, a definitive copy of which will be filed within 120 days of December 31, 2005, is incorporated by reference in Part III of this Report on Form 10-K.

Special Note Regarding Forward Looking Statements

This Form 10-K, including the documents incorporated by reference, contains certain forward-looking statements, including without limitation, statements concerning HealthExtras, Inc.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on HealthExtras, Inc.’s current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under “Risk Factors” and elsewhere in this Form 10-K, including the documents incorporated by reference. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in HealthExtras, Inc.’s business or growth strategy or an inability to execute its strategy, including due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. HealthExtras, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect any future events or circumstances.

PART I

THE COMPANY

ITEM 1.	BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2005. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to HealthExtras, Inc.

OVERVIEW

HealthExtras, Inc. provides pharmacy benefit management, “PBM,” services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx,” accounted for 94%, 91% and 86% of our revenue in 2005, 2004 and 2003, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators, referred to as “TPAs,” and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 17.1 million in 2005 from 12.8 million in 2004 and our PBM segment revenue increased by 37% from 2004 to 2005.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras,” which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 6%, 9% and 14% of our revenue in 2005, 2004 and 2003, respectively. Individuals are the major purchasers of these programs.

The Company was incorporated in Delaware in 1999. Our principal executive offices are located at 800 King Farm Boulevard, 4th Floor, Rockville, Maryland 20850. Our telephone number is 301-548-2900.

Our Internet website is www.healthextras.com. We make available free of charge on or through the website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This reference to the Company’s website is for the convenience of shareholders as required by the SEC and shall not be deemed to incorporate any information on the website into this Form 10-K or the Company’s other filings with the SEC.

PHARMACY BENEFIT MANAGEMENT

Our PBM segment, Catalyst Rx, provides our clients access to a contracted, non-exclusive national network of more than 55,000 pharmacies. Catalyst Rx’s services provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs and member education. Catalyst Rx maintains an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

On December 16, 2005, we indirectly acquired EBRx, Inc. This acquisition should improve sales and marketing opportunities in the TPA marketplace, facilitate the expansion of our business development initiatives in the Midwest and increase our revenue and cash flow. We believe that the integration of EBRx into our existing operations should be completed in 2006. As agreed in connection with the EBRx acquisition, a separate entity owned by certain former owners and management of EBRx purchased a 20% ownership interest in EBRx in January 2006.

The Industry

The PBM industry has developed and grown in response to the increased utilization of pharmaceuticals, increased unit costs and broader application of prescription drugs to various conditions. These factors have combined to create a significant and recurring escalation in the cost of drug coverage offered by managed-care organizations, self-insured employers and TPAs. In order to understand, manage and mitigate these trends, many of these payor organizations have contracted for the specialized services offered by PBMs. According to the journal of Health Affairs, overall pharmacy expenditures in the United States are expected to be approximately $250 billion in 2006, an 11.5% increase over 2005. While pharmacy expenditure increases are expected to moderate slightly in upcoming years, average annual increases of more than 10% are expected through 2011. Utilization and intensity have contributed more than half of the total spending increases in recent years and are expected to account for 60% of the increase in 2006. The remaining 40% is expected to result from price increases.

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

Competition

We believe the primary competitive factors in our PBM business are price, quality of service and scope of available services. Market share for PBM services in the US is highly concentrated, with a few firms controlling over 70% of prescription volume. These larger national and regional PBMs, such as Medco, Express Scripts and Caremark, have significantly greater financial, marketing and technological resources at their disposal, to expand client base and grow their business. There are also large health insurers and certain HMOs which have their own PBM capabilities. Our competitors also include drug retailers and physician practice management companies.

Scale is a particularly important factor in negotiating prices with pharmacies and drug manufacturers. Though we have other advantages to offset our comparatively small scale, we could face more pricing competition in the future.

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

Local Market Presence. Our local market presence in Florida, Georgia, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and the Carolinas allows us to offer attractive benefit pricing based on local pharmacy network rates and formulary design. We support our local markets from our primary operating facilities in Rockville, Maryland, Las Vegas, Nevada and Raleigh, North Carolina. These offices provide account management, customer service and clinical support programs including dedicated clinical pharmacists with expertise in plan design, treatment protocols and various cost management initiatives.

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

Increasing our PBM Client Base by Targeting Certain Market Segments.

We have identified four segments of the market that provide us with the greatest opportunity for growth. We intend to focus our sales and marketing efforts to target these segments in order to gain new clients and increase our membership base and revenues. Our analysis of our market opportunity by segment is as follows:

•	Large Employer Groups (Self-Insured): Representing over 12 million lives, employers in this segment are large enough to need a full-service PBM solution to manage their increasing prescription benefits costs, but are not Fortune 500-size companies that typically are only served by the largest PBMs. By utilizing our information-based cost containment strategies, we offer these clients favorable results compared to larger PBMs, and a greater level of customer service.

•	State and Local Governments: State and local governments are also employers who provide health benefits to their employees and retirees. Some state governments have a workforce and retiree population that rivals a Fortune 1000 employer. These clients are seeking the same customer service, attention to detail, and bottom line results as private sector employers. Because the vast majority of members in this market segment are geographically concentrated, we can analyze the prescribing and utilization trends associated with a state and local government entity and actively influence physicians’ prescribing practices in a particular region. These physician interactions draw on peer-reviewed clinical studies, generic drug utilization patterns, and the insights offered by the physicians themselves to deliver better care at lower costs.

•	Third-Party Administrators (TPAs): There are hundreds of TPAs in the U.S. that focus primarily on administering the health benefits of their clients. TPAs provided services to over 17 million employees, dependents, and retirees, paying over $17 billion annually in total health claims. As the TPA market continues to consolidate, and TPA clients increasingly seek out complete health benefits solutions from their TPA, we believe an increasing number of TPAs will be seeking a PBM partner to administer the prescription benefits of their clients. As part of our efforts to reach the TPA marketplace, we purchased EBRx on December 16, 2005. EBRx is focused on serving the TPA market.

•	Mid-Tier Managed Care Organizations (MCOs): There are hundreds of MCOs that each provide coverage to fewer than 200,000 lives. These MCOs collectively represent more than 20 million lives and $8.5 billion in annual drug spending. We believe that MCOs of this size are increasingly dissatisfied with the level of service and results they are receiving from larger PBM companies that devote most of their attention to MCOs that have more than one million members. We have demonstrated that we can provide these MCOs with a complete, full-service PBM that includes all of the features that larger PBMs offer, with superior customer service, market-specific retail networks and customized benefit plans.

Leveraging Local Market Dynamics to Build Customized Networks and Manage Drug Spending.

Although clients contract with us to provide PBM services nationwide, capitalizing on local and regional market dynamics is an effective way to manage drug spending and differentiate our PBM services from those offered by our competitors.

•	Customized Pharmacy Networks: In order to obtain greater pharmacy discounts for our clients, we work with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality, based on the concentration of client members in that area, and the resulting store traffic those members represent to a drug, grocery, or retail chain’s non-pharmacy business. We have established customized pharmacy networks in Florida, Georgia, Louisiana, Mississippi, Nevada, New Mexico, Oklahoma, Texas, and the Carolinas and intend to develop similar networks in other parts of the country.

•	Data Analysis and Reporting to Improve Cost Management and Quality of Care: We perform client-specific data analysis to monitor trends and develop insights and conclusions that result in improved care while reducing costs. Many PBMs offer a variety of data analysis techniques from both a clinical and financial perspective. We differentiate ourselves by using the information we derive from our systems to obtain regionally favorable prescription pricing, to actively influence the drivers of prescription drug utilization and to monitor clinical formulary and disease management trends.

•	Extensive Use of Internet Facilities to Enhance Account Management Effectiveness: We provide our clients Web-enabled decision support for prescription benefit plan management, clinical evaluations, disease management, and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze detail for a particular drug, physician, member, or pharmacy. This functionality enables our clients to measure successes relative to formulary and disease management initiatives and assists in the identification of specific patient populations that may benefit from specialty pharmacy programs.

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

We have successfully integrated four strategic acquisitions over the last five years. Our acquisitions have provided us with a more diverse and complete set of products and services to sell to a larger customer base. For example, Catalyst’s previously developed demand management, generic substitution and other clinical programs have significantly enhanced our ability to serve larger and more sophisticated customers. The acquisitions have also allowed us to better capture efficiencies in corporate overhead and information technology investments. In each of these acquisitions, we achieved our objectives by integrating operations, realizing operating efficiencies, improving profitability and growing the revenue base of the acquired businesses. Most recently, we acquired EBRx in December 2005 and expect to integrate its operations in 2006. We will continue to look for acquisition opportunities that complement our existing operations and have characteristics similar to the companies previously acquired. These characteristics include geographic membership concentrations, opportunities to improve profitability and a base from which to generate revenue growth.

Customers.

One of our customers, the State of Louisiana, accounted for 21.3% of our PBM segment revenue and 20.0% of our consolidated revenue in 2005. Also, our ten largest customers (including the State of Louisiana) accounted for 50.7% of our PBM segment revenue and 47.5% of our consolidated revenue in 2005.

PBM Services

We provide our clients the tools, information, and specialized expertise needed to offer the best drug therapy to their membership, while simultaneously working to lower the costs associated with a pharmacy benefit plan. Our PBM services involve managing member prescription drug utilization to ensure high-quality, cost-effective pharmaceutical care through a combination of managed care principles, advanced data analysis and technologies, and the management of client specific cost control initiatives. Our PBM services include:

•	Benefit plan design and consultation: Our pharmacy professionals work in conjunction with our clients to design benefit plans that meet the needs of our clients and their members. We seek to maximize the quality of care members receive while controlling the cost of providing prescription pharmaceutical coverage by, among other efforts, creating financial incentives and reimbursement limitations on the drugs covered by our plan, offering generic utilization incentives, and imposing reimbursement limitations on the amount of a drug that can be obtained in a specific period.

•	Formulary administration: We seek to maximize the clinical appropriateness of all drugs covered by our plans. In doing so, we actively seek to promote the use of drugs that our clients identify as the preferred prescription alternative for certain clinical conditions, thereby reducing unnecessary overuse of new drugs or reformulations of old drugs in inappropriate circumstances.

•	Formulary compliance and therapeutic intervention programs: We seek to encourage compliance with the formularies established in conjunction with our clients for our plans by instituting guidelines that create financial incentives both for our clients’ members and our pharmacy networks to comply with the formulary. For example, we design plan features such as tiered co-payments that require a member to pay more for a non-formulary drug. At the same time, we also encourage the appropriate use of prescription drugs through prescriber education programs. Finally, we seek to encourage the use of generic formulations of branded pharmaceuticals, thereby lowering the cost of prescription pharmaceuticals without compromising efficacy.

•	Retail pharmacy network contracting and administration: We contract with more than 55,000 retail pharmacies nationwide at competitive discount rates which allows our members to access their benefits at a broad array of locations. We may offer clients access to sub-networks where higher discounts are available when offering a limited network of retail pharmacies to their members. We work with our retail pharmacy network providers to achieve the goals of our clients: quality, responsible, and cost-effective prescription drug coverage for their members.

•	Advanced decision support and data analysis services: We are able to help manage the expansion in the cost of providing prescription drug coverage through intensive analysis and review of utilization data of our clients’ members. By recognizing inappropriate use or dispensing of certain prescription drugs for certain member groups or at certain network pharmacies, we are able to help limit rapid inflation in prescription expenses.

•	Flexible, customized reporting available via secure Internet connection: We provide our clients’ members the ability to compare options available to them for certain prescription drugs through our comprehensive Web site. For example, on our Web site members can compare the various options available to them for allergy medication, such as branded prescription pharmaceuticals, a generic alternative, or an over-the-counter formulation.

•	Contracted mail order pharmacy: We are able to help control the costs of providing prescription drug coverage for our clients through the use of mail order distribution capabilities to which we have access through contractual arrangements. We have negotiated favorable rates for our clients that allow them to maintain desired clinical outcomes while limiting prescription drug costs.

SUPPLEMENTAL BENEFITS

Supplemental Benefit Programs

We currently offer under the brand name, “HealthExtras,” supplemental benefit programs developed by us, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. Our supplemental benefits segment accounted for approximately 6% and 9% of our revenue in 2005 and 2004, respectively. We have an agreement to use certain endorsements and likenesses of the late actor and advocate Christopher Reeve to promote our supplemental benefit programs.

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

Federal Laws and Regulations Affecting the PBM Segment

The following descriptions identify various federal laws and regulations that affect or may affect aspects of our PBM business:

Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

On December 8, 2003, President Bush signed the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, referred to as “MMA”. Among other things, the MMA created a new voluntary outpatient prescription drug benefit that took effect on January 1, 2006. The MMA also created new guidelines for Medicare HMOs (termed Medicare Advantage Plans) which offer both an outpatient prescription drug benefit and health care coverage.

The new voluntary outpatient prescription drug benefit (“Part D”) under Medicare began January 1, 2006. Medicare beneficiaries who elect such coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. The new outpatient prescription drug benefit is offered on an insured basis by Prescription Drug Plans, “PDPs,” in 34 regions across the United States and by Medicare Advantage Plans, along with health care coverage, in 26 regions across the United States.

We are neither a PDP nor a Medicare Advantage Plan; however, we contract with PDPs and Medicare Advantage Plans (collectively “Part D Plans”) to provide various PBM services. In our capacity as a subcontractor with certain Part D Plan clients, we are indirectly subject to certain federal rules, regulations, and subregulatory guidance pertaining to the operation of Medicare Part D. If the federal Centers for Medicare & Medicaid Services (“CMS”) determines that we have not performed satisfactorily as a subcontractor, CMS may request a PDP or a Medicare Advantage Plan client to revoke our Part D activities or responsibilities under the subcontract. While we believe that we provide a satisfactory level of service under our respective subcontracts, we can give no assurances that CMS or a Part D Plan will not terminate our business relationships insofar as they pertain to Medicare Part D.

Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and will be strictly monitored by CMS and its contracted Medicare Drug Integrity Contractors (“MEDICs”) to ensure that Part D program funds are not spent inappropriately. On February 8, 2006, CMS issued a draft guidance document for comment interpreting the “fraud, waste and abuse” provisions of Part D (the “Draft FWA Guidance”). Among other things, the Draft FWA Guidance cites the following examples of potential PBM “fraud, waste and abuse” risks in connection with Part D: prescription drug switching, unlawful remuneration, inappropriate formulary decisions, prescription drug shorting, and failure to offer negotiated prices. We believe that we are in substantial compliance with the applicable laws pertaining to these risk areas. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws by the government enforcers or private litigants.

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

The Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General (“OIG”) within the U.S. Department of Health & Human Services (“DHHS”), and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain safe harbors from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The Anti-Kickback Statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies as well as to PBMs in connection with such programs.

Additionally, it is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers,” referred to as “Compliance Guidance.” The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential “risks,” including the provision of grants, “prebates” and “upfront payments” to PBMs to support disease management programs and therapeutic interchanges. The Compliance Guidance also indicates that the provision of rebates or other payments to PBMs by pharmaceutical manufacturers may potentially trigger liability under the Anti-Kickback Statute, if not properly structured and disclosed.

In September 2005, Caremark, Inc., a PBM, entered into a $137 million civil settlement of claims that its subsidiary AdvancePCS allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper “flat fee” rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with APCS. The case settled under the False Claims Act, discussed below, but the crux of the allegations pertained to anti-kickback violations.

We believe that we are in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

There have been several qui tam actions filed under the Federal False Claims Act, the Public Contractor Anti-Kickback Statute and similar state laws, in various federal courts against several PBMs. The complaints allege, among other things, that such PBMs improperly favored the products of certain pharmaceutical manufacturers over less expensive products and engaged in improper mail order pharmacy practices. For example, in September 2005, Caremark Inc. entered into a $137 million civil settlement of claims under both state and federal false claims statutes that its subsidiary AdvancePCS allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper “flat fee” rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with APCS. In addition, Caremark agreed to enter into a 5-year corporate integrity agreement with the federal government.

Currently, we do not directly contract with the federal government to provide services to beneficiaries of federally funded health programs. Therefore, we do not directly submit claims to the federal government. However, we do contract with and provide services to entities or organizations that are federal government contractors, such as Medicare Part D PDPs. There can be no assurance that the government would not potentially view one or more of our actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim. We do not believe we are in violation of the Federal False Claims Act and we have a corporate compliance and ethics program, policies and procedures and internal controls in place to help maintain an organizational culture of honesty and integrity.

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

Numerous lawsuits have been filed against various PBMs by private litigants, whether a Plan participant on behalf of an ERISA plan or by the ERISA Plan sponsor, alleging that the PBMs are ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers. For example, in 2004, Medco settled a lawsuit that alleged that Medco was a functional fiduciary under ERISA and violated its fiduciary obligations by, among other things, failing to make adequate disclosures regarding certain rebates from pharmaceutical manufacturers and steering clients toward more expensive pharmaceuticals with higher rebates benefiting Medco and its then-parent company, Merck & Co., Inc. Pursuant to the settlement, Medco agreed to pay $42.5 million into a settlement fund to be distributed to plan participants. In addition, Medco agreed to implement and continue certain business practices aimed at increasing transparency around formulary decisions and therapeutic interchanges. Medco did not admit, and the settlement did not require Medco to admit, any wrongdoing under ERISA or otherwise.

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

FDA Regulation.

The U.S. Food and Drug Administration, the “FDA,” generally has authority to regulate drug promotional materials that are disseminated “by or on behalf of” a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBMs that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA has taken no further action on the Notice and Draft Guidance. However, there can be no assurance that the FDA will not attempt again to assert jurisdiction over aspects of our PBM business in the future and, although we are not controlled directly or indirectly by any drug manufacturer, the impact future FDA regulation could materially adversely affect our business, results of operations, financial condition or cash flows.

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

Numerous lawsuits are pending against several PBMs and pharmaceutical manufacturers under various state and federal antitrust laws by retail pharmacies throughout the United States challenging certain branded drug pricing practices. The complaints allege, in part, that the defendant PBMs accepted rebates and discounts from pharmaceutical manufacturers on purchases of brand-name prescription drugs and conspired with other PBMs to fix prices in violation of the Robinson Patman Act and the Sherman Antitrust Act. The suits seek unspecified monetary damages (including treble damages) and injunctive relief. Motions to dismiss are pending in all cases.

We believe that we are in substantial compliance with the legal requirements imposed by such antitrust laws. However, there can be no assurance that we will not be subject to scrutiny or challenge under such legislation. To the extent that we appear to have actual or potential market power in a relevant market, our business arrangements and practices may be subject to heightened scrutiny under the antitrust laws. Any such challenge could have a material adverse effect on our business, results of operations, financial condition or cash flows.

State Laws and Regulations Affecting the PBM Segment

The following descriptions identify various state laws and regulations that affect or may affect aspects of our PBM business.

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal anti-remuneration and Federal False Claims Act described above. Such state laws are not necessarily limited to services or items for which federally funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. The 2005 Caremark Inc. settlement, discussed above under “Federal Statutes Prohibiting False Claims”, included settlement of civil claims under several state false claims laws. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations, financial condition or cash flows.

State Consumer Protection Laws.

Most states have enacted consumer protection and deceptive trade laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for investigations , prosecutions, and settlements of PBMs, initiated by state prosecutors as well as by private litigants.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

State Comprehensive PBM Regulation.

States continue to introduce legislation to regulate PBM activities in a comprehensive manner. Legislation seeking to impose fiduciary duties or disclosure obligations on PBMs has been proposed on some states. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on PBMs. The U.S. District Court for the District of Columbia has enjoined enforcement of the District of Columbia statute on the grounds that the statute may cause PBMs to disclose proprietary trade secrets and may be preempted by ERISA. However, in November 2005, the First Circuit Court of Appeals upheld the Maine disclosure law, but clarified that the law applies only to contracts entered into in Maine with respect to PBM customers, or “covered entities” in Maine, and that PBMs are not ERISA fiduciaries, but rather that their relationship with their customers is contractual. Among other things, the Maine law also requires the benefits of certain pharmaceutical manufacturer price concessions be passed through to PBM clients. Similarly, in 2005, North Dakota enacted a comprehensive PBM law to license PBMs, regulate therapeutic interchange programs, increase financial transparency, and regulate the financial options available to PBM clients. It is too early to speculate what affect, if any, the Maine and North Dakota laws will have on PBM business operations or our ability to negotiate and/or retain rebates and administrative fees from pharmaceutical manufacturers with respect to our customers in those states. Additionally, we can give no assurance that other states will not enact similar legislation and the impact of such legislation on our business operations is uncertain.

In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy, “NABP,” an organization of state boards of pharmacy, the National Association of Insurance Commissioners, “NAIC,” an organization of state insurance regulators, and the National Committee on Quality Assurance, “NCQA,” an accreditation organization, have considered or have recently passed proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. In Summer 2003, the NAIC adopted the “Health Carrier Prescription Drug Benefit Management Model Act” which sets forth model provisions for states to regulate formularies and create an exceptions process to provide access to nonformulary medicines and avoid drug management requirements such as step therapy etc. While the actions of the NAIC do not have the force of law, they may influence states to adopt requirements similar to the Model Act. In addition, if standards are established by NCQA, they could materially impact us directly as a PBM, and indirectly through the impact on our health plan clients, where applicable.

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

Network Access Legislation.

A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network, referred to as “any willing provider” legislation, or removal of a network provider, referred to as due process legislation. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. Similarly, there are “any willing pharmacy” provisions applicable to Medicare Part D plans with which we contract. These statutes have not materially affected our business.

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

State Regulation Of Financial Risk Plans.

Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Currently, we do not believe that our PBM business currently incurs financial risk of the type subject to such regulation. However, if we choose to become a regional PDP for the Medicare outpatient prescription drug benefit at some time in the future, we would need to comply with state laws governing risk-bearing entities in the states where we operate a PDP.

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

Combined Federal and State Laws, Regulations and Other Standards Affecting the PBM Segment

Certain aspects of our PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Deficit Reduction Act of 2005

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005 (the “DRA”) into law, enacting significant changes to the Medicaid system (a state and federally funded program) with respect to prescription drugs. Among other things, the DRA revises the methodology used to determine Federal Upper Payment limits (the maximum amount a state can reimburse) for generic drugs under Medicaid, permits stronger cost-sharing requirements applicable to Medicaid prescription drugs, and contains provisions intended to reduce “fraud, waste and abuse” in the Medicaid program. The DRA’s “fraud, waste and abuse” provisions, among other things, incentivize states to enact their own false claims acts, mirrored on the federal False Claims Act, described above, and appropriate federal funding to increase scrutiny on the Medicaid program. The “fraud, waste and abuse” provisions also include a provision intended to strengthen Medicaid’s status as “payer of last resort” relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. Although we do not contract directly with any state Medicaid programs, the provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny on the pharmaceutical industry in general, which may include PBMs. Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk. DRA provisions regarding pharmacy restocking and double billing are discussed below in the section titled “Regulations Affecting Mail-Order Pharmacies.”

Privacy And Confidentiality Legislation.

Our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Many states’ laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The final privacy regulations, the “Privacy Rule,” issued by the DHHS pursuant to the Health Information Portability and Accountability Act, “HIPAA” imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities known under the Privacy Rule as “covered entities”. PBMs, in general, are not considered covered entities. However, our clients are covered entities, and are required to enter into “business associate agreements” with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

The final transactions and code sets regulation, the “Transaction Rule,” promulgated under HIPAA requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. We have made the necessary arrangements to offer compliant electronic transactions to our clients.

The final security regulations, the “Security Rule,” issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic health care information. Compliance with the Security Rule was required effective April 21, 2005. Similarly to the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities. We have made the necessary arrangements to ensure compliance with the Security Rule, as we are subject to many of its requirements as a result of our contracts with covered entities.

While implementation of the Privacy Rule, Transaction Rule and the Security Rule, the “HIPAA Regulations,” is relatively new and future regulatory interpretations could alter our assessment, we currently believe that compliance with the HIPAA Regulations should not have a material adverse effect on our business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations.

Independent of any regulatory restrictions, individual health plan sponsor clients could increase limitations on our use of medical information, which could prevent us from offering certain services.

Legislation Affecting Drug Prices.

Various federal and state Medicaid agencies, as well as legislators and private litigants have raised the issue of how average wholesale price, “AWP,” is determined. AWP is a standard pricing unit published by third party data sources and currently used throughout the PBM industry as the basis for determining drug pricing under contracts with clients, pharmacies and pharmaceutical manufacturers. Under MMA, AWP no longer serves as the basis for Medicare Part B Drug reimbursement, with certain limited exceptions,. Rather, Part B drugs generally are reimbursed on an average sales price, “ASP,” methodology. ASP means a manufacturer’s total dollar sales of a product in the United States to all purchasers (excluding certain sales exempted from Medicaid Best Price reporting and “nominal” sales) divided by the total number of such units of such drug or biological products sold by the manufacturer in such quarter. Manufacturers are required to include in ASP calculations all volume discounts, prompt pay discounts, cash discounts, free goods that are contingent on any purchase requirement, chargebacks, and rebates (other than Medicaid rebates). Additionally, DHHS may include other price concessions in the ASP calculation. The ASP methodology may disincentive some drug manufacturers to reduce the levels of discounts or rebates available to PBMs or their clients with respect to Medicare Part B drugs. Drugs that are reimbursed on an ASP reimbursement system by Medicare do not represent a significant portion of our business and we therefore do not believe that ASP reimbursement for such drugs will have a material adverse effect on our business, results of operations or financial condition.

The extent to which ASP will be used in pricing outside the Medicare Part B context or changes to how AWP is determined and reported to state and federal programs could alter the calculation of drug prices for federal and/or state programs. We are aware that at least one state, California, is in the process of implementing a system to reimburse for Medicaid drugs using an ASP-based methodology. We are unable to predict whether any such changes will be adopted on a larger scale, and whether such changes would have a material adverse effect on our business, results of operations, financial condition or cash flows.

The federal Medicaid rebate statute provides that pharmaceutical manufacturers must provide rebates on all drugs purchased by the Medicaid program. Manufacturers of brand-name pharmaceuticals must provide the Medicaid program a rebate equivalent to the greater of (1) 15.1% of average manufacturer price, “AMP,” the average price for products sold to wholesalers, or (2) the difference between AMP and the “best price” given to customers other than the Medicaid program, with certain exceptions. We negotiate rebates with and services payments from drug manufacturers. Investigations have been commenced by certain government agencies which question whether AMPs and “best prices” (and thus Medicaid rebates) were properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. Some pharmaceutical manufacturers may view the Medicaid rebate statute and/or the associated investigations as a disincentive to offer rebates and discounts to private parties, including PBMs and this may adversely affect our ability to negotiate manufacturer rebates in the future.

Additionally, the DRA, discussed above, directs the Secretary of DHHS to draft regulations further clarifying the calculation of AMP by pharmaceutical manufacturers. It is our understanding that manufacturers have taken varying interpretations of the current law with respect to the treatment of rebates and administrative fees paid to PBMs in the AMP calculation. Additional clarification regarding the AMP definition has the potential to affect our ability to negotiate manufacturer administrative fees and rebates in the future, but we cannot predict at this time whether the affect will be positive or negative.

Additionally, some states have adopted so-called “most favored nation” legislation providing that a pharmacy participating in the state Medicaid program must give the state the lowest price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.

Voluntary Industry Ethical Guidelines.

The Pharmaceutical Research and Manufacturers of America encourages its members to comply with a voluntary ethical code titled “PhRMA Code On Interactions with Healthcare Professionals”. This code, which is generally voluntary, but has the force of law in California, provides guidance relating to several facets of pharmaceutical manufacturers’ marketing practices, particularly with respect to payments to providers. We believe that these ethical guidelines do not have a material adverse effect on our business, results of operations, financial operations or cash flows.

Future Regulation.

We are unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to our businesses or the health care industry in general, or what effect any such legislation or regulations might have on us. For example, the federal government and several state governments have proposed Patients’ Bill of Rights or other similar legislation aimed primarily at improving quality of care provided to individuals in managed care plans. Some of the initiatives propose providing greater access to drugs not included on health plan formularies, giving participants the right to sue their health plan for malpractice, and mandating an appeals or grievance process. There can be no assurance that federal or state governments will not impose additional restrictions, via a Patients’ Bill of Rights or otherwise, or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Other Regulations

The federal Deficit Reduction Act of 2005, recently signed into law, will explicitly prohibit the restocking and double billing of prescription drugs in connection with the Medicaid Program. Additionally, the FTC regulates advertising by mail order pharmacies and requires such facilities to stock a reasonable supply of a product sold, to fill mail orders within 30 days and to provide customer refunds where appropriate. In addition, the FDA sets standards for the packaging of prescription drugs. Federal and state anti-remuneration laws also apply to our mail order pharmacy. We believe we are in substantial compliance with state and federal requirements pertaining to our mail order pharmacy operations.

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

EMPLOYEES

As of December 31, 2005, we had 284 employees whose services are devoted full time to HealthExtras and its subsidiaries. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 1A.	RISK FACTORS

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

We depend on a limited number of clients for a significant portion of our revenue. Our top ten clients generated approximately 51% of our PBM revenue in 2005, including approximately 21% of our PBM revenue from the State of Louisiana. Our business, results of operations, financial condition or cash flows could suffer if we were to lose one or more of our significant clients.

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

If we lose pharmacy network affiliations, our business, results of operations, financial condition or cash flows could suffer.

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

If we lose relationships with one or more key pharmaceutical manufacturers or if rebate payments we receive from pharmaceutical manufacturers decline, our business, results of operations, financial condition or cash flows could suffer.

We receive rebates from numerous pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations and financial condition could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufacturers for 2006, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services; or

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services.

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

If our business continues to grow rapidly and we are unable to manage this growth, our business, results of operations, financial condition and cash flows could suffer.

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $650.9 million in 2005. Our business strategy is to continue to seek to expand our PBM operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations and financial condition could be adversely affected. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management, including those from EBRx, MHS, Catalyst and PNNC, and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

If we are unable to manage potential problems and risks related to future acquisitions, our business, results of operations, financial condition or cash flows could suffer.

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

In December 2005, we acquired EBRx. We expect to integrate the operations of EBRx during 2006. There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate this new business in the future.

Many companies compete for acquisition opportunities in the PBM industry. Most of our competitors are companies that have significantly greater financial and management resources than we do. This may reduce the likelihood that we will be successful in completing acquisitions necessary to the future success of our business.

If we become subject to liability claims that are not covered by our insurance policies, we may be liable for damages and other expenses that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Our operations utilize an electronic network connecting approximately 55,000 retail pharmacies to process third-party claims. This system is provided by a third-party adjudication vendor. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers’ service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to perform automated transaction processing. There can be no assurance that our business will not be harmed by service interruptions or software performance problems.

The failure by our health plan clients to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our business, results of operations and financial condition.

Our contracts with retail pharmacies which participate in our network generally obligate us to make payments for prescription claims even if we are not reimbursed by our clients. If our clients delay their reimbursement payments or fail to make payments for prescription claims, it could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Among the legislation and government regulations that could affect us as a provider of PBM services are the regulatory matters discussed in detail in under “Business—Government Regulation”, above.

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

MMA creates a voluntary outpatient prescription drug benefit, which subjects us to certain regulations and scrutiny, even in our limited role as a subcontractor to Part D Plans.

There are many uncertainties presented by the Medicare Modernization Act, “MMA,” which is one of the reasons we opted not to participate under the interim endorsed drug discount card program or to directly sponsor a Prescription Drug Plan, “PDP.” However, we do contract with Medicare Part D Plans, as described under

“Business—Government Regulation”, above. In the limited capacity of a subcontractor we will be subject, indirectly, to certain regulatory requirements, as more fully described in the detailed discussion of the MMA and its potential implications under “Business—Government Regulation”, above.

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

A significant majority of all of our supplemental benefit program sales is attributable to our marketing relationships with Stonebridge Life Insurance Company, the successor to JC Penney Life Insurance Company, a member of the AEGON Group of Companies, “Stonebridge,” and American Express Travel Related Services Company, Inc., “Amex”. If we lose one or more of these relationships and are unable to replace them with other marketing outlets, our access to potential customers would decline and our business, results of operations and financial condition could suffer.

If we lose our relationships with the providers of the benefits under our programs, we could have difficulty meeting demand for our programs.

We are dependent on third party providers for the benefits included in our supplemental benefit programs. Those benefits are provided pursuant to arrangements with National Union Fire Insurance Company of Pittsburgh (a subsidiary of American International Group Inc.), Unum Life Insurance Company of America, and others, which may be terminated on relatively short notice. If we were to lose these relationships and were unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In June 2004, we entered into a ten-year lease in a new office building located in Rockville, Maryland for approximately 37,000 square feet of office space and moved our headquarters to the new location in the third quarter of 2004. We also have satellite offices in Florida, Georgia, Louisiana, Minnesota, Mississippi, Nevada, North Carolina, Ohio and Texas.

Eight of our eleven satellite offices, with a total of 43,000 square feet, are under leases that expire over terms through October 2011 and the other offices are under month-to-month leases. We believe that suitable space on commercially reasonable terms will be available as required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, materially harm our business, results of operations, financial condition or cash flows.

ITEM 4.	SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2005.

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

The common stock has been quoted on the NASDAQ National Market under the symbol “HLEX” since the Company’s initial public offering on December 14, 1999. The following table sets forth for the period indicated the high and low sales closing prices for the common stock:

	High	Low
2004
First quarter	$13.22	$9.21
Second quarter	$16.84	$11.03
Third quarter	$16.28	$11.81
Fourth quarter	$16.80	$13.22
2005
First quarter	$17.87	$14.48
Second quarter	$20.29	$15.82
Third quarter	$22.24	$18.99
Fourth quarter	$25.35	$18.28

On March 7, 2006, the closing sale price of the common stock, as reported by the Nasdaq National Market was $30.00 per share. As of March 7, 2006, there were approximately 19,000 holders of our common stock either of record or in street name.

Dividend Policy

We have never paid a dividend on our common stock and have no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay dividends.

Recent Sales of Unregistered Securities

On September 1, 2005, the Company issued 25,000 shares of its common stock to a non-employee pursuant to a previously executed consulting services agreement. This issuance was made in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

	For the Years Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands except per share data)
Statement of Operations Data:
Revenue	$118,226	$248,407	$384,094	$521,325	$694,519

Direct expenses	87,543	209,523	341,201	460,783	613,308
Selling, general and administrative	38,454	35,484	25,865	35,583	46,387

Total operating expenses	125,997	245,007	367,066	496,366	659,695

Operating income (loss)	(7,771)	3,400	17,028	24,959	34,824
Interest income (expense), net	1,092	(82)	(443)	(762)	1,231
Other income	—	—	—	2,100	87

Income (loss) before income taxes and minority interest	(6,679)	3,318	16,585	26,297	36,142
Minority interest	(96)	(45)	—	—	—

Income (loss) before income taxes	(6,775)	3,273	16,585	26,297	36,142
Income tax (credit) provision	—	(10,205)	6,268	9,914	13,162

Net income (loss)	$(6,775)	$13,478	$10,317	$16,383	$22,980

Net income (loss) per share, basic	$(0.23)	$0.42	$0.32	$0.49	$0.59
Net income (loss) per share, diluted	$(0.23)	$0.42	$0.30	$0.45	$0.56
Weighted average shares of common stock outstanding, basic	29,731	32,234	32,447	33,642	38,648
Weighted average shares of common stock outstanding, diluted	29,731	32,420	34,454	36,407	41,353

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$33,009	$17,531	$28,877	$67,068	$55,625
Total assets	88,153	120,002	141,768	244,252	286,012
Long term debt	—	18,000	10,000	20,500	7,500
Total liabilities	42,372	60,477	70,790	96,602	100,720
Total stockholders’ equity	45,237	59,525	70,978	147,650	185,292

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management, referred to as PBM, services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx”, accounted for approximately 94%, 91% and 86% of our revenue in the years ended 2005, 2004 and 2003, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators, referred to as TPAs, and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 17.1 million in 2005 from 12.8 million in 2004, respectively and our PBM segment revenue increased by 37% from 2004 to 2005.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for approximately 6%, 9% and 14% of our revenue in the years ended 2005, 2004 and 2003, respectively. Individuals are the major purchasers of these programs.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Catalyst Rx provides our clients access to a contracted, non-exclusive national network of more than 55,000 pharmacies. Catalyst Rx’s services provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. Catalyst Rx uses an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees, for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

Member co-payments are not recorded as revenue. The Company incurs no obligations for co-payments to pharmacies and has never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. Under our client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or direct expenses.

If we had included co-payments in our reported revenue and direct expenses, each would have increased by $279.2 million, $213.0 million and $141.0 million, respectively, for the years ended 2005, 2004 and 2003. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on the reported PBM revenue and direct expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	December 31, 2005	December 31, 2004	December 31, 2003
Reported PBM revenue	$650,911	$475,229	$331,530
Member co-payments	279,238	213,014	141,020

Total	$930,149	$688,243	$472,550

	December 31, 2005	December 31, 2004	December 31, 2003
Reported PBM direct expenses	$582,157	$426,965	$302,194
Member co-payments	279,238	213,014	141,020

Total	$861,395	$639,979	$443,214

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions.

On December 16, 2005, we acquired 100% of the common stock of EBRx, Inc. The acquisition was structured as a merger between a wholly-owned subsidiary of ours formed for such purpose and the parent company of EBRx, with that former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and we incurred $400,000 in related transaction costs. The acquisition provides for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006, including a provision for earlier payment based on a modified measurement as of September 30, 2006. The acquisition of EBRx resulted in goodwill of $25.2 million and intangible assets of $6.0 million. The allocation of the purchase price to the net assets acquired will be finalized upon receipt of an independent valuation report, consequently the allocation of the purchase price to intangible assets is subject to adjustment. As agreed in connection with the EBRx acquisition, a separate entity owned by former owners and management of EBRx purchased a 20% ownership interest in EBRx in January 2006.

On June 18, 2004, we acquired 100% of the common stock of MHS for a cash payment of $37.3 million and 100,739 shares of our common stock valued at $1.5 million. In addition, we agreed to issue $4.0 million principal amount of non-negotiable promissory notes, warrants to purchase up to 300,000 shares of our common stock at an exercise price of $15.45 per share, and to pay $2.0 million in cash, all subject to performance-based standards and certain revenue and gross profit criteria attributable to MHS. The acquisition of MHS was accounted for using the purchase method of accounting, and we recorded goodwill of approximately $30.4 million and intangible assets of $8.4 million. In July 2005, subject to the various revenue and gross profit performance requirements, we paid the additional cash and promissory note contingent consideration in a total amount of $6.2 million and issued 100,000 common stock warrants valued at $1.0 million. This total contingent consideration resulted in additional goodwill of $7.2 million. The remaining 200,000 warrants remain subject to future revenue and gross profit performance based requirements.

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

We have successfully integrated IPM, Catalyst, MHS, and PNNC into our financial, organizational, management and technology structure. As a result, we achieved cost savings from the consolidation of certain corporate activities and the elimination of certain duplicate components of our corporate operations. We expect to integrate the operations of EBRx in 2006.

SUPPLEMENTAL BENEFITS

Our supplemental benefits segment generates revenue from the sale of supplemental benefit programs, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. In recent periods, our supplemental benefits programs have been marketed and sold to individuals primarily by three nationally-recognized companies, which incur the marketing expenses. Accordingly, our supplemental benefit revenue from new members is primarily dependent on the extent and timing of marketing campaigns funded by these three companies and the success they achieve. Correspondingly, these companies are compensated with an increasing percentage of total program revenue, which is accounted for as direct expenses by us. All of the insurance and service features included in our programs are supplied by third-party insurance companies or other vendors, and the programs are distributed through an independent, licensed and non-affiliated insurance agency.

The primary determinant of revenue recognition for the supplemental benefits segment is monthly program enrollment. In general, program revenue is recognized based on the number of members enrolled in each reporting period multiplied by the applicable monthly fee for their specific membership program. The program revenue recognized by us includes the cost of membership features supplied by others, including the insurance components. Revenue from program payments received, and related direct expenses, is deferred to the extent that they are applicable to future periods or to any refund guarantee we offer.

Direct program expenses consist of the costs that are a direct function of a period of membership and a specific set of program features. The coverage obligations of our benefit suppliers and the related expense are determined monthly, as are the remaining direct expenses.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Revenue from operations for year ended December 31, 2005 was $694.5 million, consisting of $650.9 million generated from the PBM segment and $43.6 million from the supplemental benefits segment. The PBM revenue increased by $175.7 million, including: $165.1 million of revenue from increased prescription volume, which includes increases associated with a full year of activity on the State of Louisiana contract, a full year of MHS operations, and less than a month of EBRx operations; $8.7 million from an increase in the proportionate amount of prescription costs paid by the plan sponsor; and $1.9 million of all other revenue increases. Total claims processed increased to approximately 17.1 million in 2005 from approximately 12.8 million in 2004. A significant contributor to the increase in revenue and prescription volume was a contract with the State of Louisiana, currently covering about 145,000 members, which commenced on July 1, 2004. This contract generated 20.0% and 11.8% of the Company’s total revenue and 21.3% and 13.0% of the Company’s PBM revenue, in 2005 and 2004, respectively. Supplemental benefits revenue decreased by $2.5 million, due to decreased membership. Revenue for the year ended December 31, 2004 was $521.3 million, consisting of approximately $475.2 million and $46.1 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for year ended December 31, 2005 were $613.3 million, consisting of $582.1 million in direct expenses from the PBM segment and $31.2 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $155.1 million, while the supplemental benefits segment direct expenses decreased by approximately $2.6 million. The PBM segment’s $155.1 million increase in direct expenses are related to the $175.7 million increase in PBM revenue. The resulting segment gross margin, calculated as segment revenue less segment direct expenses, is consistent with our anticipated gross margin contribution from increased prescription volume, the State of Louisiana contract, the acquisition of MHS, an increase in the proportionate amount of prescription costs paid by the plan sponsor, and all other sources of changes in gross margin. The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for year ended December 31, 2004 were $460.8 million, consisting of $427.0 million and $33.8 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $613.3 million and $460.8 million for years ended December 31, 2005 and 2004 represented 93.0% and 92.8% of operating expenses for the respective periods.

Gross margins in the PBM segment for year ended December 31, 2005 were 10.6%, or $68.8 million, compared to 10.2%, or $48.3 million, for year ended December 31, 2004. Gross margins for the supplemental benefits segment for the year ended December 31, 2005 were 28.6%, or $12.5 million, compared to 26.6%, or $12.3 million for the year ended December 31, 2004.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed in 2005 in a manner that would meaningfully affect current or anticipated results. In 2005, gross margins were improved by an increased level of generic substitution and an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. These increases were largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins in 2005 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross dollar margins have been declining as new enrollments, with lower gross dollar margins, offset attrition in membership under more profitable prior marketing arrangements. This gradual shift in business mix is likely to continue in the future but is not anticipated to accelerate.

Selling, General and Administrative. For the year ended December 31, 2005, selling, general and administrative expenses increased by approximately $10.8 million over the prior year to $46.4 million or 7.0% of operating expenses. This increase was primarily associated with PBM segment growth and the related sales and marketing initiatives, and new client implementations.

Selling, general and administrative expenses for the year ended December 31, 2005, of $46.4 million consisted of $24.7 million in compensation and benefits, $5.9 million in commissions, professional fees and technology service costs, $3.3 million in facility costs, $2.7 million in travel expenses, $1.7 million in insurance and other corporate expenses, $0.9 million for creative development, product endorsement and market research, $3.3 million in other expenses and $3.9 million in depreciation and amortization.

Selling, general and administrative expenses for the year ended December 31, 2004, of $35.6 million consisted of $16.7 million in compensation and benefits, $4.4 million in commissions, professional fees and technology service costs, $2.6 million in facility costs, $2.0 million in travel expenses, $1.7 million in insurance and other corporate expenses, $2.0 million for creative development, product endorsement and market research, $3.2 million in other expenses, and $3.0 million in depreciation and amortization.

Other Income. Other Income was $87,000 for the year ended December 31, 2005. In the second quarter of 2004, we reached a legal settlement related to litigation initiated by us on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the $2.1 million in other income reported in the 2004 statement of operations.

Interest Income. Interest income increased to $2.3 million in the year ended December 31, 2005 from $383,000 in the prior year. The increase was primarily due to a substantial increase in funds available for investment resulting from our sale of common stock in the fourth quarter of 2004.

Interest Expense. Interest expense of $1.1 million for the year ended December 31, 2005 was consistent with the prior year expense. During 2004, the Company maintained higher average outstanding debt levels, particularly after the MHS acquisition in June, compared to 2005, but the 2004 interest rates were also lower on average than 2005, resulting in similar interest expense during both years. At the time of the MHS acquisition in June 2004 we entered into a $20.0 million term loan and increased our line of credit. In the fourth quarter of 2004 we raised capital through the sale of common stock and repaid the line of credit. The line of credit expires in June 2006. During 2005, we continued to service the term loan.

Income Tax Expense. The effective income tax rate of 36.4% in 2005 and 37.7% in 2004 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where the Company operates. The tax rate in 2005 was lower than 2004, in particular, due to interest income earned on tax free investments.

Net Income. Net income for year ended December 31, 2005 increased by $6.6 million over the same period in 2004. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in interest income. PBM segment gross margins increased to $68.8 million in 2005 from $48.3 million in 2004, largely attributable to the $175.7 million increase in PBM revenues from the the year ended December 31, 2004 to the year ended December 31, 2005. Segment operating information for 2005 and 2004 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
December 31, 2005
Revenue	$650,911	$43,608	$694,519
Segment direct expenses	582,157	31,151	613,308
Segment gross margin	68,754	12,457	81,211

	PBM	Supplemental Benefits	Total
December 31, 2004
Revenue	$475,229	$46,096	$521,325
Segment direct expenses	426,965	33,818	460,783
Segment gross margin	48,264	12,278	60,542

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenue. Revenue from operations for year ended December 31, 2004 was $521.3 million, consisting of $475.2 million generated from the PBM segment and $46.1 million from the supplemental benefits segment. The PBM revenue increased by $143.7 million, including $131.0 million from increased prescription volume, $8.9 million from the acquisition of MHS, and $16.2 million in increased unit prices, slightly offset by a reduction in revenue of $12.4 million due to increased member co-payments. Total claims processed increased to approximately 12.8 million in 2004 from approximately 9.0 million in 2003. A significant contributor to the increase in revenue and prescription volume was a new contract with the State of Louisiana, then covering about 180,000 members, which commenced on July 1, 2004. This contract generated 13.0% and 11.8% of the Company’s PBM and total revenue, respectively. The supplemental benefits revenue decreased by $6.5 million, largely as a result of lower levels of coverage purchased and decreased membership. Revenue for year ended December 31, 2003 was $384.1 million, consisting of approximately $331.5 million and $52.6 million attributable to the PBM and supplemental benefits segments, respectively.

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

Gross margins in the PBM segment for the year ended December 31, 2004 were 10.2%, or $48.3 million, compared to 8.8%, or $29.3 million, for the year ended December 31, 2003. Gross margins for the supplemental benefits segment for the year ended December 31, 2004 were 26.6%, or $12.3 million, compared to 25.8%, or $13.6 million for the year ended December 31, 2003.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed in 2004 in a manner that would meaningfully affect current or anticipated results. In 2004, gross margins were improved by an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. This increase was largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages. Excluding these changes, there were no other significant factors that influenced reported gross margins in 2004 or indicate likely changes in the near future.

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

Selling, general and administrative expenses of $35.6 million for the year ended December 31, 2004, included $16.7 million in compensation and benefits, $5.5 million in commissions, other professional services, and insurance, $4.1 million in other expenses, $3.0 million in depreciation and amortization, $2.1 million for creative development, product endorsement and market research, $2.6 million in facility costs, and $1.6 million in travel expenses.

Selling, general and administrative expenses for year ended December 31, 2003, of $25.9 million included $10.7 million in compensation and benefits, $4.8 million in commissions, other professional fees, and insurance, $3.2 million in other expenses, $2.4 million in depreciation and amortization, $1.8 million for creative development, product endorsement and market research, $1.8 million in facility costs, and $1.2 million in travel expenses.

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

	PBM	Supplemental Benefits	Total
December 31, 2004
Revenue	$475,229	$46,096	$521,325
Segment direct expenses	426,965	33,818	460,783
Segment gross margin	48,264	12,278	60,542

	PBM	Supplemental Benefits	Total
December 31, 2003
Revenue	$331,530	$52,564	$384,094
Segment direct expenses	302,194	39,007	341,201
Segment gross margin	29,336	13,557	42,893

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operations. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. In November 2004, we received $54.8 million in net proceeds from the sale of common shares in a public offering. During 2005, 2004 and 2003, we generated positive cash flow from operations and anticipate similar results in 2006 and the foreseeable near term future. Cash and cash equivalents and marketable securities at December 31, 2005 were $55.6 million.

Net Cash Provided by Operating Activities. Our operating activities generated $28.3 million of cash from operations in 2005, a $16.3 million increase from the $12.0 million generated in 2004. This $28.3 million in cash provided by operating activities in 2005 reflects $23.0 million in net income, plus $5.7 million in non-cash changes, reduced by a net $0.4 million decrease in working capital and other assets and liabilities. The cash provided by operating activities of $12.0 million in 2004 reflects net income of $16.4 million, plus $8.1 million in non-cash charges, reduced by a $12.5 million increase in working capital and other assets and liabilities (including a $15.8 million increase in accounts receivable driven by an increase in revenue).

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2005 was $62.7 million compared to $46.3 million in 2004. During 2005 we purchased $45.6 million in marketable securities, we received $17.9 million in proceeds from maturing marketable securities, and paid $33.2 million for business acquisitions, of which $26.7 million was for EBRx and $6.5 million was additional consideration for the MHS acquisition. Cash used for investing activities in 2004 primarily consisted of $37.7 million paid to acquire MHS and $9.7 million in capital expenditures, largely associated with our new headquarters office space.

Net Cash Provided by (Used in) Financing Activities. Net cash used in financing activities for the year ended December 31, 2005 was $4.8 million compared to cash provided by financing activities of $72.4 million in 2004. In 2005 we repaid $14.0 million in notes payable and received proceeds of $9.2 million from the exercise of options, warrants and ESPP purchases. In 2004, we received $54.8 million in net proceeds from the sale of common shares in a public offering and repaid $21.8 million in notes payable. In addition, during 2004, we increased our borrowings by $37.3 million to finance the acquisition of MHS and received $2.2 million in proceeds from the exercise of options, warrants and ESPP purchases.

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

The Company has no off-balance-sheet transactions. The following table reflects our current contractual commitments as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Notes payable	$12,500	$5,000	$7,500	$—	$—
Operating leases	16,567	2,140	4,225	3,963	6,239

	$29,067	$7,140	$11,725	$3,963	$6,239

Using the December 31, 2005 effective interest rates and outstanding balances, and factoring the required future payments on the term loan, the Company estimates its interest payments on its notes payable to be $616,000, $328,000 and $46,000 for 2006, 2007 and 2008, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of the Financial Condition and Results of Operations discusses our consolidated financial statements. Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in these financial statements include the following: the value of intangible assets acquired in business combinations and related amortization periods, and rebates due from pharmaceutical manufacturing companies.

Revenue and direct expense recognition

We recognize revenues from PBM services, which include sales of prescription drugs by pharmacies in our nationwide network and related claims processing fees, provided to our clients. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When we have a contractual obligation to pay a network pharmacy provider for benefits provided to our clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require us to assume the credit risk of our clients’ abilities to pay. In addition, under the vast majority of our client contracts, we are at risk for the difference between the payments we receive from our clients and the negotiated reimbursements we pay to the pharmacies. When we administer pharmacy reimbursement contracts and do not assume credit risk, we record only the net revenue and the administrative or processing fees. Rebates earned under arrangements with manufacturers are recorded as a reduction to direct expenses. The portion of such rebates due to plan sponsors is recorded as a reduction of revenue. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party.

Member co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or direct expenses.

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

The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations, performed by an independent consulting firm. The remaining useful life of intangible assets is evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits. We concluded that no impairment of intangible assets existed at December 31, 2005 and 2004.

Goodwill

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company accounts for contingent consideration according to EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” to determine whether contingent consideration should be accounted for as an adjustment to the purchase accounting.

Common Stock Warrants

From time to time we issue warrants to purchase shares of our common stock under arrangements with our business partners or as consideration in acquisitions. We are required to estimate the fair value of such warrants for purposes of recording these transactions in our financial statements upon achieving a measurement date. Such estimates require judgments regarding, among other things, expected term, risk-free interest rates and common stock volatility.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. On April 14, 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar-year companies until the beginning of 2006. FAS 123(R) provides a choice of two methods for adoption:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for all prior periods presented.

The Company plans to use the modified prospective method to adopt the requirements of FAS 123(R).

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. In December 2005, in anticipation of the requirements of FAS 123(R), the Company accelerated, effective December 31, 2005, the vesting of 1.1 million outstanding stock options. The acceleration of vesting was undertaken so that compensation expense that otherwise would have been required to be recognized with respect to these unvested stock options will not be reported in future periods. Based on the Company’s historical option forfeiture rate, the Company incurred a charge of approximately $800,000 or approximately $600,000 after taxes. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share under “Stock-Based Compensation” in Note 1 to our consolidated financial statements. The Company estimates that it will incur less than $400,000 of expense in 2006 related to FAS 123(R) for remaining unvested stock options and activity in the employee stock purchase plan.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on FAS 123R. SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of FAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes In Interim Financial Statements—An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either the reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation had a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial conditions or results of operations.

INTEREST RATE AND EQUITY PRICE SENSITIVITY

We are subject to interest rate risk on our short-term investments. We have determined that a 10% move in the current weighted average interest rate of our short-term investments would not have a material effect in our financial position, results of operations and cash flows in the next year. We are not subject to interest rate risk on our outstanding term loan because we have entered into an interest rate swap that fixes the interest rate at 5.23%.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-25 and Financial Statement Schedule on page S-1 attached hereto.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on its assessment, management has concluded that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.

Management has excluded EBRx from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. EBRx is a subsidiary whose total assets and total revenues represent 14% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Information required under this item will be contained in the sections entitled “Executive Officers and Directors” and “Audit Committee Report” in our Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

(b)	The Company has developed a Code of Business conduct. The Company will provide to any person free of charge a copy of the Code of Business Conduct upon request.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in the sections entitled “Directors Compensation” and “Executive Compensation” in our Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item by Item 403 of Regulation SK will be contained in the section entitled “Stock Ownership” in our Proxy Statement for our 2006 Annual Meeting of Stockholders and is incorporated herein by reference. Equity Compensation Plan Information (share data in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	4,434	$6.89	1,124
Equity compensation plans not approved by security holders	—	—	—

Total	4,434	$6.89	1,124

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth in our proxy statement and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is set forth in our proxy statement and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(b)	Exhibits

The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description
2.1	Catalyst Rx, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller (1)

2.2	Catalyst Consultants, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)

2.3	Stock Purchase Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and The Sack Family Trust (3)

2.4	Agreement and Plan of Merger dated as of December 6, 2005 by and among HealthExtras, Inc., HCEM Corp. and Managed Care of America, Inc.*

3.1	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (4)

3.2	Bylaws of HealthExtras, Inc. (5)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (6)

4.2	Form of Warrant to Purchase Common Stock of the Registrant (7)

4.3	Form of Common Stock Warrant (8)

4.4	Financing and Security Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Wachovia Bank, National Association (9)

4.5	Registration Rights Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and the Sack Family Trust (10)

10.1	Agreement dated July 8, 1997 by and among Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (11)

10.2	Form of HealthExtras, Inc. 1999 Stock Option Plan (12)

Exhibit No.	Description
10.3	Securities Purchase Agreement dated November 14, 2000 by and among HealthExtras, Inc., as the Purchaser, and TD Javelin Capital Fund, L.P., Meriken Nominees, LTD, et. al, as the Sellers (13)

10.4	HealthExtras, Inc. 2000 Stock Option Plan (14)

10.5	HealthExtras, Inc. 2000 Directors’ Stock Option Plan (15)

10.6	Form of 2003 HealthExtras, Inc. Equity Incentive Plan (16)

10.7	Amended Agreement dated March 2, 2000 by and among Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (17)

10.8	Securities Purchase Agreement, dated September 25, 2001 by and among HealthExtras, Inc. and the Investors Signatory thereto. (18)

10.9	Employment Agreement dated January 1, 2004 between CatalystRx and Kevin C. Hooks (19)

10.10	Form of Employment Agreements by and among HealthExtras, Inc. and David T. Blair and HealthExtras, Inc. and Michael P. Donovan (20)

10.11	Form of Employment Agreement by and among HealthExtras, Inc. and Nick J. Grujich (21)

10.12	Stock Purchase and Stockholder Agreement dated as of December 6, 2005, by and among HealthExtras, Inc., HCEM Corp., APS Benefits Corporation and the Shareholders identified therein*

11.1	Statement re: Computation of Per Share Earnings (see Note 2 of the Notes to Consolidated Financial Statements)

21.1	Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(2)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(4)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(5)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(6)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(7)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-3 Registration Statement (Registration No. 333-72430) filed on October 29, 2001.
(8)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(9)	Incorporated by reference to Exhibit 4.4 to the Registrant’s Form S-3/A Amendment No. 2 to the Form S-3 Registration Statement (Registration No. 333-119787) filed on November 18, 2004.
(10)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.

(11)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(12)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-83761) filed on October 20, 1999.
(13)	Incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K Current Report filed on November 21, 2000.
(14)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(15)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(16)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2003.
(17)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(18)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Form S-3 Registration Statement (Registration No. 333-72430) filed on October 29, 2001.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-3/A Amendment No. 1 to the Form S-3 Registration Statement (Registration No. 333-119787) filed on November 12, 2004.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2005.
(21)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEXTRAS, INC.

March 16, 2006	By:	/s/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

March 16, 2006	By:	/s/ EDWARD S. CIVERA
Edward S. Civera
Chairman of The Board

March 16, 2006	By:	/s/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

March 16, 2006	By:	/s/ MICHAEL P. DONOVAN
Michael P. Donovan
Chief Financial Officer and
Chief Accounting Officer

March 16, 2006	By:	/s/ THOMAS L. BLAIR
Thomas L. Blair
Director

March 16, 2006	By:	/s/ WILLIAM E. BROCK
William E. Brock
Director

March 16, 2006	By:	/s/ STEVEN B. EPSTEIN
Steven B. Epstein
Director

March 16, 2006	By:	/s/ FREDERICK H. GRAEFE
Frederick H. Graefe
Director

March 16, 2006	By:	/s/ THOMAS J. GRAF
Thomas J. Graf
Director

March 16, 2006	By:	/s/ DANIEL J. HOUSTON
Daniel J. Houston
Director

March 16, 2006	By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Director

March 16, 2006	By:	/s/ DEANNA D. STRABLE-SOETHOUT
Deanna D. Strable-Soethout
Director

March 16, 2006	By:	/s/ DALE B. WOLF
Dale B. Wolf
Director

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

at December 31, 2005 and 2004

AND REPORT THEREON

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of HealthExtras, Inc.:

We have completed integrated audits of HealthExtras, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HealthExtras, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting under Item 9A, management has excluded EBRx, Inc. (EBRx) from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded EBRx from our audit of internal control over financial reporting. EBRx is a wholly-owned subsidiary whose total assets and total revenues represent 14% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, VA March 13, 2006

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$27,900	$67,068
Marketable securities	27,725	—
Accounts receivable, net of allowance for doubtful accounts of $1,016 and $917 in 2005 and 2004, respectively	86,229	68,238
Income taxes receivable	1,173	2,025
Deferred charges	1,497	1,871
Other current assets	2,506	2,615

Total current assets	147,030	141,817
Property and equipment, net	9,577	9,881
Intangible assets, net of accumulated amortization of $4,645 and $2,780 in 2005 and 2004, respectively	26,442	22,307
Goodwill	101,591	68,947
Restricted cash	1,000	1,000
Other assets	372	300

Total assets	$286,012	$244,252

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,520	$55,691
Accrued expenses and other current liabilities	3,967	3,963
Note payable	5,000	5,000
Deferred income taxes	948	967
Deferred revenue	4,932	4,580

Total current liabilities	84,367	70,201
Deferred rent expense	1,443	1,358
Deferred income taxes	7,410	4,543
Notes payable	7,500	20,500

Total liabilities	100,720	96,602

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 39,830 and 37,714 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	398	377
Additional paid-in capital	146,313	131,756
Accumulated other comprehensive income	144	60
Retained earnings	38,437	15,457

Total stockholders’ equity	185,292	147,650

Total liabilities and stockholders’ equity	$286,012	$244,252

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2005	2004	2003
Revenue (excludes member co-payments of $279,238, $213,014 and $141,020 in 2005, 2004 and 2003, respectively)	$694,519	$521,325	$384,094

Direct expenses	613,308	460,783	341,201
Selling, general and administrative expenses	46,387	35,583	25,865

Total operating expenses	659,695	496,366	367,066

Operating income	34,824	24,959	17,028
Interest income	2,281	383	155
Interest expense	(1,050)	(1,145)	(598)
Other income	87	2,100	—

Income before income taxes	36,142	26,297	16,585
Income tax expense	13,162	9,914	6,268

Net income	$22,980	$16,383	$10,317

Net income per share, basic	$0.59	$0.49	$0.32
Net income per share, diluted	$0.56	$0.45	$0.30
Weighted average shares of common stock outstanding, basic	38,648	33,642	32,447
Weighted average shares of common stock outstanding, diluted	41,353	36,407	34,454

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the years ended December 31, 2003, 2004, and 2005

(In thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Deferred Compensation	Total
	Shares	Amount
Balance at December 31, 2002	32,295	$323	$70,460	$—	$(11,243)	$(15)	$59,525

Exercise of stock options	171	2	815	—	—	—	817
Shares issued pursuant to stock grants	82	1	(1)	—	—	—	—
Expense related to stock options granted to employees	—	—	17	—	—	—	17
Expense related to stock and stock options granted in exchange for services	55	—	287	—	—	—	287
Amortization of deferred compensation	—	—	—	—	—	15	15
Net income for the year	—	—	—	—	10,317	—	10,317

Balance at December 31, 2003	32,603	$326	$71,578	$—	$(926)	$—	$70,978

Shares issued in public offering	4,025	40	54,742	—	—	—	54,782
Exercise of stock options, including tax benefits	300	3	1,832	—	—	—	1,835
Exercise of stock warrants	584	6	1,009	—	—	—	1,015
Shares issued pursuant to acquisition	175	2	2,248	—	—	—	2,250
Expense related to stock options granted to employee	—	—	41	—	—	—	41
Expense related to stock and stock options granted in exchange for services	15	—	158	—	—	—	158
Shares issued pursuant to employee stock purchase plan	12	—	148	—	—	—	148
Valuation of interest rate swap, net of tax	—	—	—	60	—	—	60
Net income for the year	—	—	—	—	16,383	—	16,383

Balance at December 31, 2004	37,714	$377	$131,756	$60	$15,457	$—	$147,650

Exercise of stock options, including tax benefits	794	8	7,173	—	—	—	7,181
Exercise of stock warrants	875	9	4,654	—	—	—	4,663
Warrants issued pursuant to acquisition	—	—	993	—	—	—	993
Expense related to acceleration of option vesting	—	—	751	—	—	—	751
Expense related to stock granted to employees	385	4	472	—	—	—	476
Expense related to stock options granted to employee	—	—	41	—	—	—	41
Expense related to stock and stock options granted in exchange for services	40	—	131	—	—	—	131
Shares issued pursuant to employee stock purchase plan	22	—	342	—	—	—	342
Valuation of interest rate swap, net of tax	—	—	—	84	—	—	84
Net income for the year	—	—	—	—	22,980	—	22,980

Balance at December 31, 2005	39,830	$398	$146,313	$144	$38,437	$—	$185,292

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$22,980	$16,383	$10,317
Depreciation expense	2,005	1,538	1,537
Loss on disposal of property and equipment	14	38	—
Provision for bad debts	(62)	210	189
Deferred income taxes	402	4,521	6,268
Equity based compensation charges	1,398	199	190
Amortization of intangibles and other assets	1,921	1,550	885
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,696)	(15,847)	(10,076)
Income tax receivable	3,862	(1,671)	2,606
Other assets	109	(240)	(98)
Deferred charges	374	(36)	53
Accounts payable, accrued expenses, and other liabilities	5,613	5,502	11,596
Deferred revenue	352	(137)	(97)

Net cash provided by operating activities	28,272	12,010	23,370

Cash flows from investing activities:
Capital expenditures	(1,715)	(9,655)	(324)
Business acquisitions and related payments, net of cash acquired	(33,224)	(37,650)	(4,517)
Purchase of marketable securities	(45,586)	—	—
Maturities of marketable securities	17,861	—	—
Proceeds from sale of property and equipment	—	1,045	—

Net cash used in investing activities	(62,664)	(46,260)	(4,841)

Cash flows from financing activities:
Proceeds from borrowings	—	37,338	—
Repayment of notes payable	(13,954)	(21,838)	(8,000)
Proceeds from exercise of stock options and warrants	8,836	2,011	817
Proceeds from shares issued under employee stock purchase plan	342	148	—
Net proceeds from sale of common stock	—	54,782	—

Net cash provided by (used in) financing activities	(4,776)	72,441	(7,183)

Net (decrease) increase in cash and cash equivalents	(39,168)	38,191	11,346
Cash and cash equivalents at the beginning of year	67,068	28,877	17,531

Cash and cash equivalents at the end of year	$27,900	$67,068	$28,877

Supplemental disclosure:
Cash paid for interest	$1,056	$968	$600
Cash paid for taxes	$8,900	$7,063	$35

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2005	2004	2003
Comprehensive income:
Net income	$22,980	$16,383	$10,317
Other comprehensive income:
Unrealized gain on interest rate swap	84	60	—

Total comprehensive income	$23,064	$16,443	$10,317

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    COMPANY

HealthExtras, Inc. and subsidiaries (the “Company”) is a provider of pharmacy benefit management (“PBM”) services and supplemental benefit programs. The Company’s PBM segment, which operates under the brand name “Catalyst Rx,” accounted for approximately 94% and 91% of the Company’s revenue in 2005 and 2004, respectively. The Company’s PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators, and managed care organizations (“payors”), who contract with Catalyst Rx to administer the prescription drug component of their overall health benefit programs. Catalyst Rx provides its clients access to a contracted, non-exclusive national network of more than 55,000 pharmacies. Catalyst Rx’s services provide its clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs and member education. Catalyst Rx maintains an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals.

The Company also offers supplemental benefit programs developed by it under the brand name “HealthExtras,” which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. HealthExtras contracts with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of its programs is borne by the third-party insurers. The supplemental benefits segment accounted for approximately 6% and 9% of the Company’s revenue in 2005 and 2004, respectively. Individuals are the major purchasers of these programs.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in these financial statements include accounting for: rebates due from pharmaceutical manufacturing companies, the value of intangible assets acquired in business combinations and related amortization periods, impairment assessments of goodwill, impairment assessments of intangible assets, and, in years prior to 2004, the estimate of the value and number of common stock warrants to be issued to a distributor under a marketing compensation agreement.

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts receivable consists principally of amounts due from the Company’s PBM customers. The Company’s top ten clients generated approximately 51% of PBM revenue in 2005, including approximately 21% of PBM revenue from the State of Louisiana. The Company holds no collateral for accounts receivable. Concentration of risks with respect to receivables is mitigated based on the geographical dispersion of customers, the Company’s communications with clients, and the Company’s continuous review of outstanding receivables. Management also performs ongoing credit evaluations of its customers and provides allowances as deemed necessary. The Company has not experienced significant losses related to receivables in the past. The Company’s collection experience indicates limited loss exposure due to the nature of the benefits involved and the necessity of benefit continuity for plan sponsor employees.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity date of three months or less when purchased are classified as cash and cash equivalents. At December 31, 2005, the Company had $1,000,000 on deposit in a restricted account with the State of Nevada as security for performance of its pharmacy benefit management obligations and this amount is excluded from cash and cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’equity. Realized gains (losses) and declines in market value judged to be other than temporary, of which there were none in 2005, are included in other income. Marketable securities consist primarily of short-term auction rate bonds. At December 31, 2005, the accumulated unrealized gains (losses) on marketable securities, net of tax, included in accumulated other comprehensive income (loss), was zero.

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

Inventory

Inventory consists of prescription drugs and medical supplies that are stated at the lower of cost or market determined by the first-in, first-out method. Inventory is reported in the “other current assets” line on the balance sheet.

Property and Equipment

Property and equipment is stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives range from 3-5 years for the Company’s equipment and computer software while leasehold improvements are amortized over the shorter of the estimated lives of the assets or the lease term.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Internally developed software

The Company capitalizes costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized internal use software development costs include only (1) external direct costs of materials and services consumed in developing and obtaining software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases when the project is substantially complete and ready for its intended purpose. Internally developed software is reported in the “property and equipment” line on the balance sheet.

Impairment of long-lived assets

The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. Long-lived assets are measured for impairment when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. No such impairment existed as of December 31, 2005 and 2004.

Intangible Assets

The Company accounts for its intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, the Company’s other intangible assets with indefinite lives are not amortized, but are tested for impairment annually. Currently the Company does not have any intangible assets with indefinite lives.

The Company does have other intangible assets subject to amortization and these assets are amortized over 5 months to 20 years, depending on each intangible asset’s estimated useful life. The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations, performed by an independent consulting firm. The remaining useful life of intangible assets is evaluated periodically by management and adjusted as necessary to match the period that the assets are expected to provide economic benefits. We concluded that no impairment of intangible assets existed at December 31, 2005 and 2004.

Goodwill

The Company accounts for its goodwill under SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually as of December 31st. Each year, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company accounts for contingent consideration according to EITF 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” to determine whether contingent consideration should be accounted for as an adjustment to the purchase accounting.

Revenue and direct expense recognition

The Company recognizes revenue from PBM services, which include sales of prescription drugs by pharmacies in the Company’s nationwide network and related claims processing fees, provided to its clients. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When the Company has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require the Company to assume the credit risk of its clients’ abilities to pay. In addition, under a vast majority of its client contracts, the Company is at risk for the difference between the payments the Company receives from its clients and the negotiated reimbursements the Company pays to its pharmacies. When the Company administers pharmacy reimbursement contracts and does not assume credit risk, the Company records only the net revenue and the administrative or processing fees. Rebates earned under arrangements with drug manufacturers are recorded as a reduction of direct expenses. The portion of such rebates due to plan sponsors is recorded as a reduction of revenue. Manufacturers rebates are based on estimates, which are subject to final settlement with the contracted party.

Member co-payments are not recorded as revenue. Under the Company’s client contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, the Company does not assume liability for member co-payments in pharmacy transactions. As such, the Company does not include member co-payments to pharmacies in revenue or direct expenses.

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

Other Income

In April 2004, the Company reached a legal settlement related to litigation initiated by the Company on December 3, 2002. The terms of the settlement are confidential; however, the net proceeds from the settlement constitute the significant portion of the $2.1 million of other income reported in the consolidated statement of operations for the year ended December 31, 2004.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands except per share data):

	2005	2004	2003
Net income	$22,980	$16,383	$10,317

Calculation of shares:
Weighted average common shares outstanding, basic	38,648	33,642	32,447
Dilutive effect of stock options and warrants	2,705	2,765	2,007

Weighted average common shares outstanding, diluted	41,353	36,407	34,454

Net income per common share, basic	$0.59	$0.49	$0.32

Net income per common share, diluted	$0.56	$0.45	$0.30

The following options and warrants were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

	2005	2004	2003
Options and warrants to purchase shares of common stock (in thousands)	—	412	48

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As allowed by FASB Statement No. 123, the Company continues to measure compensation expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Had compensation cost for the Company’s stock-based compensation plans been determined under the fair value method included in FASB Statement No. 123, as amended by FASB Statement No. 148, the Company’s net income and net income per share would have been reduced to the pro forma amounts as indicated below. Amounts in thousands, except per share data.

	2005	2004	2003
Net income, as reported	$22,980	$16,383	$10,317
Add: Stock option-based compensation expense included in net income (net of related taxes in 2005, 2004 and 2003)	580	26	11
Deduct: Total stock-based employee and director compensation expense determined under the fair value method for all awards (net of related taxes in 2005, 2004 and 2003)	3,373	2,673	1,512

Pro forma net income	$20,187	$13,736	$8,816

Net income per share:
Basic—as reported	$0.59	$0.49	$0.32
Basic—pro forma	$0.52	$0.41	$0.27
Diluted—as reported	$0.56	$0.45	$0.30
Diluted—pro forma	$0.49	$0.38	$0.26

The fair value for these options was estimated at the date of the grants using the modified American Black-Scholes economic option-pricing model with the following assumptions for the years ended 2005, 2004, and 2003.

	2005	2004	2003
Expected term	5 years	5 years	5 years
Volatility factor	71.81 – 74.65%	74.65 – 79.87%	80.7 – 87.3%
Risk free interest rate	3.57 – 4.09%	2.76 – 4.04%	2.3 – 3.3%
Dividend yield	—	—	—
Weighted average fair value	$10.31	$8.20	$4.67

Reclassifications

The Company made certain reclassifications in the prior year consolidated financial statements and the related notes to conform to the current presentation. Specifically, $1.4 million of deferred rent expense at December 31, 2004 is now presented as a long-term liability, correcting its prior misclassification as a short-term liability as a component of accrued expenses and other current liabilities.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. On April 14, 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar-year companies until the beginning of 2006. FAS 123(R) provides a choice of two methods for adoption:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of FAS 123(R) for all share-based payments granted after the effective date; and (b) based on the requirements of FAS 123 for all awards granted to employees prior to the effective date of FAS 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under FAS 123 for purposes of pro forma disclosures for all prior periods presented.

The Company plans to use the modified prospective method to adopt the requirements of FAS 123(R).

As permitted by FAS 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. In December 2005, in anticipation of the requirements of SFAS 123(R), the Company accelerated, effective December 31, 2005, the vesting of 1.1 million outstanding stock options. The acceleration of vesting was undertaken so that compensation expense that otherwise would have been required to be recognized with respect to these unvested stock options will not be reported in future periods. Based on the Company’s historical option forfeiture rate, the Company incurred a charge of approximately $800,000 or approximately $600,000 after taxes. Had we adopted FAS 123(R) in prior periods, the impact of that standard would have approximated the impact of FAS 123 as described in the disclosure of pro forma net income and earnings per share under “Stock-Based Compensation” in Note 1 to our consolidated financial statements. The Company estimates that it will incur less than $400,000 of expense in 2006 related to FAS 123(R) for remaining unvested stock options and activity in the employee stock purchase plan.

On March 29, 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”), which expresses the SEC staff’s view on FAS 123R. SAB 107 provides guidance regarding certain matters important to selecting and applying valuation models. We will consider SAB 107 in our implementation of FAS 123(R).

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes In Interim Financial Statements—An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. The proposed Interpretation had a 60-day comment period and shall be effective for all companies as of the first fiscal year ending after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial conditions or results of operations.

4.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	2005	2004
Computer hardware	$3,975	$3,739
Computer software	1,334	879
Furniture, fixtures and office equipment	3,499	3,139
Leasehold improvements	3,560	3,509
Transportation equipment	2,256	2,256
Assets not yet placed in service	664	65

Total property and equipment	15,288	13,587
Accumulated depreciation	(5,711)	(3,706)

Total property and equipment, net	$9,577	$9,881

Depreciation expense for the years ended December 31, 2005, 2004, and 2003 was $2.0 million, $1.5 million and $1.5 million, respectively.

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

In June 2004, the Company entered into a ten-year lease in a new office building in Rockville, Maryland for approximately 37,000 square feet of office space and moved its headquarters to the new location in the third quarter of 2004. In conjunction with the move into the new headquarters, the Company purchased approximately $5.0 million in leasehold improvements, equipment and furniture for the new office space during 2004.

5.    INTANGIBLE ASSETS

Catalyst Rx (“Catalyst”), Pharmacy Network National Corporation (“PNNC”), Managed Healthcare Systems, Inc. (“MHS”) and EBRx, Inc. (“EBRx”) customer contracts represent the estimated fair value of customer contracts held by Catalyst, PNNC, MHS and EBRx at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income–method valuation calculations. Other PBM contracts allow the Company to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005 and 2004, intangible assets consisted of the following (in thousands):

	2005	2004	Amortization Period
Catalyst customer contracts	$5,700	$5,700	20 years
PNNC customer contracts	8,000	8,000	20 years
MHS customer contracts	8,289	8,289	15 years
EBRx customer contracts	6,000	—	15 years
Non-compete agreements	118	118	2 years
Other PBM contracts	2,980	2,980	5 months—20 years

Total intangible assets	$31,087	$25,087
Accumulated amortization	(4,645)	(2,780)

	$26,442	$22,307

The estimated aggregate amortization expense of intangible assets through 2010 is as follows (in thousands):

Year	Amount
2006	$2,202
2007	1,796
2008	1,757
2009	1,746
2010	1,735

Total	$9,236

Amortization expense for the years ended 2005, 2004 and 2003 was $1.9 million, $1.5 million and $0.8 million, respectively.

6.    GOODWILL

The changes in goodwill for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004
Balance as of January 1	$68,947	$37,764
Goodwill acquired in acquisitions	32,644	31,183

Balance as of December 31	$101,591	$68,947

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company adopted SFAS No. 142, and discontinued the amortization of goodwill and indefinite-lived intangible assets, effective January 1, 2002. The Company performed its annual impairment testing at December 31, 2005 and December 31, 2004 and concluded that no impairment of goodwill exists. For the purposes of impairment testing, the Company considers its two business segments to be its reporting units. All goodwill is recorded in the PBM segment. The increase to goodwill in 2005 and 2004 results from the acquisitions in those years.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    NOTES PAYABLE

In June 2004, the Company entered into an amended revolving credit facility with its primary commercial bank. The $30.0 million facility expires in June 2006 and bears interest at LIBOR plus 2%, payable in arrears on the first day of each month. The outstanding balance on the credit facility at December 31, 2005 and 2004 was zero and $8.0 million, respectively.

In June 2004, the Company also entered into a $20.0 million, forty-eight month term loan facility with its primary commercial bank. Commencing July 1, 2004, principal is payable monthly in equal installments, together with accrued interest on the outstanding balance. The term loan bears interest at LIBOR plus 2.00% and the effective interest rate at December 31, 2005, was 6.29%. The outstanding balance on the term loan facility at December 31, 2005 and 2004 was $12.5 million and $17.5 million, respectively.

The table below outlines the Company’s outstanding notes payable balances (in thousands):

	Outstanding balance
Description	2005	2004
Line of credit	$—	$8,000
Term loan	12,500	17,500

Total notes payable	12,500	25,500
Less: Current portion of term loan	(5,000)	(5,000)

Long-term notes payable	$7,500	$20,500

The revolving credit facility and the term loan facility are collateralized by substantially all of the Company’s assets. Both facilities contain affirmative and negative covenants related to indebtedness, earnings before interest, taxes, depreciation and amortization expense (EBITDA), cash and accounts receivable.

The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. In August 2004, the Company entered into an interest rate swap for the purpose of converting the interest payable on the term loan from a variable rate to a fixed rate. Under the agreement, the Company has agreed to receive interest from the counter party on the notional amount, which is equal to the outstanding balance on the term loan, at a variable rate of LIBOR plus 2.00% and pay interest at a fixed rate of 5.23%. The interest rate swap met the criteria to qualify for the shortcut method of accounting for cash flow hedges under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended. Based on this shortcut method of accounting, no ineffectiveness in the hedging relationship was assumed. The changes in the fair value of the interest rate swap agreement are exactly offset by changes in the fair value of the underlying long-term debt; therefore, the adjustments are recorded on the balance sheet as comprehensive gain and do not impact income.

Interest expense for notes payable for the years ended December 31, 2005 and 2004 was $1.0 million and $1.0 million, respectively.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    INCOME TAXES

The components of income tax (benefit) expense at December 31, 2005, 2004 and 2003 are as follows (in thousands):

	2005	2004	2003
Current: Federal	$11,723	$4,457	$—
State	1,033	936	—

Total	$12,756	$5,393	$—

Deferred: Federal	$225	$3,867	$5,478
State	181	654	790

Total	$406	$4,521	$6,268

Total: Federal	$11,948	$8,324	$5,478
State	1,214	1,590	790

Total	$13,162	$9,914	$6,268

A summary of the components of deferred income taxes at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$83	$162
Deferred charges	(592)	(542)
Deferred rent	609	602
Rebates receivable, net	(354)	(547)
Property and equipment	(1,208)	(1,321)
Customer-based and other intangibles	(6,730)	(4,729)
Goodwill	(1,305)	(428)
Equity based compensation	439	34
Federal and state net operating loss carryforwards	785	1,299
Other	(85)	(40)

Net deferred tax liability	$(8,358)	$(5,510)

At December 31, 2005 the Company had net operating loss carryforwards of $1.0 million and $10.6 million, which are available to offset future federal and state taxable income respectively. The federal carryforwards are subject to an annual limitation of $467,000 under Internal Revenue Code Section 382. The carryforwards expire at various times between 2010 and 2021.

The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2005	2004	2003
U.S. Federal Statutory tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefits	2.8	3.2	4.4
Non-deductible expenses	0.4	0.1	0.1
Non-taxable income	(1.1)	—	—
Other	(0.7)	(0.6)	(0.8)

Effective tax rate	36.4%	37.7%	37.7%

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    STOCKHOLDERS’ EQUITY

Sale of Shares

In November 2004, the Company sold 4,025,000 common shares at $14.60 per share in a public offering resulting in net proceeds of $54.8 million after underwriting fees and other transactions costs.

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

In 2000, the shareholders approved and the Company adopted the HealthExtras, Inc. Directors’ Stock Option Plan. (“Directors’ SOP”). The Directors’ SOP provides for a maximum of 200,000 common shares of the Company to be issued as option grants. The Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the Directors’ SOP. All option grants expire in ten years. All non-employee Directors of the Company are eligible to receive option awards at the discretion of the Board of Directors. The Directors’ SOP provided for an option grant of 15,000 shares to each non-Employee Director upon approval of the plan and subsequent annual grants of 5,000 shares.

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

During 2005, the Company issued 385,000 shares to employees pursuant to the 2003 EIP with vesting periods ranging between thirty-six and forty-eight months.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarized stock option activity under all plans for the three years ended December 31, 2005 (in thousands, except price per share and weighted-average exercise price):

	Number of Shares of Common Stock	Price Per Share	Weighted- Average Exercise Price
Balance, December 31, 2002	4,867	$2.42 – 9.65	$5.16

Granted	295	3.63 – 9.65	5.52
Exercised	(201)	2.75 – 6.62	4.65
Forfeited	(303)	3.31 – 6.62	4.65

Balance, December 31, 2003	4,658	$2.42 – 9.65	$5.19

Granted	981	9.15 – 16.36	12.57
Exercised	(308)	2.42 – 9.65	3.87
Forfeited	(67)	3.57 – 13.55	7.96

Balance, December 31, 2004	5,264	$2.42 – 16.36	$6.65

Granted	155	15.96 – 17.64	16.44
Exercised	(794)	2.42 – 16.36	5.27
Forfeited	(191)	3.60 – 16.36	14.46

Balance, December 31, 2005	4,434	$2.42 – 17.64	$6.89

Exercisable, December 31, 2003	1,858	$2.42 – 9.65	$5.08
Exercisable, December 31, 2004	2,763	$2.42 – 16.36	$5.29
Exercisable, December 31, 2005	4,348	$2.42 – 16.51	$6.80

The following table summarizes information about the outstanding options at December 31, 2005 (in thousands, except for weighted-average exercise price):

	Options Outstanding
Range of Exercise Prices	Number	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price
$ 2.42 – 2.75	184	6.25	$ 2.45
$ 3.31 – 3.98	271	6.51	$ 3.72
$ 4.00 – 4.63	970	5.12	$ 4.50
$ 4.78 – 6.48	269	5.74	$ 5.30
$ 6.55 – 6.62	1,900	6.33	$ 6.61
$ 7.15 – 9.65	19	6.97	$ 9.03
$10.10 – 11.03	290	8.19	$10.18
$11.31 – 12.40	101	7.52	$11.65
$13.00 – 15.00	225	8.61	$13.84
$15.57 – 17.64	205	9.07	$16.29

$ 2.42 – 17.64	4,434	6.43	$ 6.89

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2001, the Company issued warrants to third parties to acquire 845,816 shares of the Company’s common stock in a private placement with an exercise price of $5.37, which were vested immediately and expire on September 26, 2005. In 2004, 188,916 of these warrants were exercised, in 2005 625,414 were exercised, and the remaining 31,486 expired.

During 2002, the Company issued common stock warrants to a customer granting the right to purchase 250,000 shares of the Company’s common stock for $5.22 per share. The warrants are exercisable at any time after the grant date, with a condition that the Company must be the exclusive provider of PBM services to the customer on the date of exercise. The term of the PBM contract is from July 1, 2002, to September 30, 2009. Using an equity-pricing model, the 250,000 warrants were valued at $400,000, a charge that is being recognized over the life of the seven-year contract beginning July 2002, on a straight-line basis. The Company recorded $57,000 of contra-revenue related to amortization of the cost of the warrants in each of 2005, 2004 and 2003, respectively. All 250,000 of these warrants were exercised in 2005.

Effective July 15, 2005, the Company issued 100,000 common stock warrants at an exercise price of $15.45 per share pursuant to the MHS acquisition. These warrants were issued subject to the successful satisfaction of certain performance based revenue and gross profit targets. The warrants were valued at $1.0 million and as a component of the acquisition accounting were recognized as additional goodwill. None of these warrants have been exercised.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the outstanding stock options and warrants at December 31, 2005 and 2004 (in thousands, except for weighted-average exercise price):

	2005		2004
	Number of warrants and options	Weighted average exercise price	Number of warrants and options	Weighted average exercise price
Options issued through the Company’s stock option plans	4,434	$6.89	5,264	$6.65
Warrants issued in Private Placement	—	—	657	5.37
Warrants issued to a customer	—	—	250	5.22
Warrants issued pursuant to an acquisition	100	$15.45	—	—

Total options and warrants outstanding	4,534	$7.08	6,171	$6.45

10.    BUSINESS COMBINATIONS

Acquisition of EBRx

On December 16, 2005, the Company acquired 100% of the common stock of EBRx, Inc. The acquisition was structured as a merger between a wholly-owned subsidiary of the Company formed for such purpose, HCEM, and the parent company of EBRx, with that former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $400,000 in related transaction costs. HCEM was funded by the Company with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners and management of EBRx purchased a 20% ownership interest in the new parent of EBRx through a $1.0 million equity investment, on January 3, 2006. In addition, the transaction provides that the Company may purchase the remaining 20% interest after one year at specified amounts based on the financial performance of EBRx.

The acquisition provides for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006, including a provision for earlier payment based on a modified measurement as of September 30, 2006. The acquisition of EBRx resulted in goodwill of $25.2 million and intangible assets of $6.0 million. The allocation of the purchase price to the net assets acquired will be finalized upon receipt of an independent valuation report. Consequently, the allocation of the purchase price to intangible assets is subject to adjustment. The cost of the acquisition will be increased depending on the resolution of the contingent consideration.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase. Amounts are in thousands.

Description	At December 15, 2005
Current assets, including cash of $1,261	$8,503
Intangible assets	6,000
Goodwill	25,169

Total assets acquired	39,672

Liabilities assumed	(11,660)

Net assets acquired	$28,012

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma consolidated results

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2005 and 2004 are presented as though EBRx had been acquired at the beginning of each year, after giving effect to purchase accounting adjustments relating to the amortization and intangible assets. Results are in thousands, except for per share data.

	2005	2004
Revenue	$757,526	$567,279
Net income	24,791	17,268
Net income per share, basic	$0.64	$0.51
Net income per share, diluted	$0.60	$0.47
Weighted average shares, basic	38,648	33,642
Weighted average shares, diluted	41,353	36,407

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 100% of EBRx at January 1, 2004, nor are these results indicative of future operating results.

Acquisition of MHS

On June 18, 2004, the Company acquired 100% of the common stock of MHS. Total consideration consisted of a cash payment of $37.3 million, 100,379 shares of the Company’s common stock valued at $1.5 million, and $1.5 million in related transaction costs. In addition, the Company also issued:

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

In July 2005, subject to the various revenue and gross profit performance requirements, the Company paid the additional contingent cash and promissory note consideration in a total amount of $6.2 million and issued 100,000 common stock warrants valued at $1.0 million. This total contingent consideration resulted in additional goodwill of $7.2 million. The remaining 200,000 warrants remain subject to future revenue and gross profit performance based requirements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Pro forma consolidated results

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2004 are presented as though MHS had been acquired at the beginning of each year, after giving effect to purchase accounting adjustments relating to the amortization and intangible assets. Results are in thousands, except for per share data.

2004
Revenue	$528,216
Net income	17,473
Net income per share, basic	$0.52
Net income per share, diluted	$0.48
Weighted average shares, basic	33,688
Weighted average shares, diluted	36,453

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    LEASE COMMITMENTS

The Company maintains non-cancelable lease agreements for office space in its nine main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases.

The future minimum payments due under non-cancelable leases are as follows (in thousands):

2006	$2,140
2007	2,160
2008	2,065
2009	1,973
2010	1,990
Thereafter	6,239

$16,567

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1.8 million, $1.5 million and $1.2 million, respectively.

12.    COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

13.    SEGMENT REPORTING

The Company operates in two business segments, PBM and Supplemental Benefits. The Company measures the performance of its operating segments through segment gross margin, defined as segment revenue less segment direct expenses. Selling, general and administrative expenses are reported as corporate expenses. In addition, other income/(expense) which includes interest income, interest expense and other income, is reported in the corporate category. Corporate assets consist of all cash, marketable securities, income tax receivables and deferred income taxes. Certain assets have been reclassified in prior years to conform with the current presentation.

This presentation of segment reporting presents management’s measure of segment profit or loss as segment gross profit and represents a change from segment operating income as reported in previous years. This change occurred during 2005 as the Company’s PBM business has grown rapidly for several consecutive years and the Supplemental Benefits business has remained largely unchanged.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information for 2005, 2004 and 2003 is as follows (in thousands):

December 31, 2005

	PBM	Supplemental Benefits	Corporate	Total
Revenue	$650,911	$43,608	$—	$694,519
Direct expenses	582,157	31,151	—	613,308

Segment gross margin	68,754	12,457	—	81,211
Selling, general and administrative expenses	—	—	46,387	46,387
Other income/(expense)	—	—	1,318	1,318

Income before income taxes				36,142
Total assets	226,233	2,981	56,798	286,012
Goodwill and intangible assets	128,033	—	—	128,033
Accounts receivable	86,023	206	—	86,229
Accounts payable	68,752	768	—	69,520

December 31, 2004

	PBM	Supplemental Benefits	Corporate	Total
Revenue	$475,229	$46,096	$—	$521,325
Direct expenses	426,965	33,818	—	460,783

Segment gross margin	48,264	12,278	—	60,542
Selling, general and administrative expenses	—	—	35,583	35,583
Other income/(expense)	—	—	1,338	1,338

Income before income taxes				26,297
Total assets	171,309	3,850	69,093	244,252
Goodwill and intangible assets	91,254	—	—	91,254
Accounts receivable	68,082	156	—	68,238
Accounts payable	54,292	1,399	—	55,691

December 31, 2003

	PBM	Supplemental Benefits	Corporate	Total
Revenue	$331,530	$52,564	$—	$384,094
Direct expenses	302,194	39,007	—	341,201

Segment gross margin	29,336	13,557	—	42,893
Selling, general and administrative expenses	—	—	25,865	25,865
Other income/(expense)	—	—	(443)	(443)

Income before income taxes				16,585
Total assets	107,603	4,063	30,102	141,768
Goodwill and intangible assets	52,088	—	—	52,088
Accounts receivable	51,414	256	—	51,670
Accounts payable	49,612	1,251	—	50,863

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    401(k) SAVINGS PLAN

In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the “Plan”). The Plan benefit is available to all Company employees, subject to certain service requirements. Since Plan inception, the Company has matched the first $1,000 of the employee’s contribution and 50% thereafter subject to statutory limits. The Company’s matching contribution vests ratably over 5 years for each employee. For the years ended December 31, 2005, 2004 and 2003, the Company incurred expense of $554,000, $377,000 and $259,000 respectively, under the Plan.

15.    RELATED PARTY TRANSACTIONS

During 2005 and 2004, the Company paid legal fees of $331,000 and $157,000, respectively, to a law firm in which a member of the Board of Directors is a shareholder and member of the law firm’s executive committee.

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

16.    SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005 Quarterly Operating Results
Revenue (excludes member co-payments of $72,435, $67,060, $69,475, and $70,268 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2005)	$169,003	$177,258	$166,783	$181,475
Operating income	8,075	8,801	9,684	8,264
Income before income taxes	8,166	9,102	9,997	8,877
Net income	$5,145	$5,734	$6,298	$5,803
Net income per common share, basic	$0.14	$0.15	$0.16	$0.15
Net income per common share, diluted	$0.13	$0.14	$0.15	$0.14

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004 Quarterly Operating Results
Revenue (excludes member co-payments of $42,449, $43,206, $62,069, and $65,290 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2004)	$110,520	$114,201	$143,193	$153,411
Operating income	5,552	4,735	7,215	7,457
Income before income taxes	5,520	6,618	6,904	7,255
Net income	$3,439	$4,123	$4,301	$4,520
Net income per common share, basic	$0.10	$0.12	$0.13	$0.13
Net income per common share, diluted	$0.10	$0.11	$0.12	$0.12

HEALTHEXTRAS, INC.

and Subsidiaries

HEALTHEXTRAS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance Beginning of Period	Additions/ (Reductions) Charged to Expense	Additions Due to Acquisitions	Deductions	Balance End of Period
Deduction from asset account:
Allowance for doubtful accounts:
Year ended December 31, 2005	$917	$(62)	$300	$(139)	$1,016
Year ended December 31, 2004	889	210	199	(381)	917
Year ended December 31, 2003	425	189	391	(116)	889

S-1