Form 10-Q
period 2006-03-31
HEALTHEXTRAS INC
filed 2006-05-09
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2006 there were 40,536,254 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

First Quarter 2006 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$26,710	$27,900
Marketable securities	34,850	27,725
Accounts receivable, net of allowance for doubtful accounts of $1,078 and $1,016 at March 31, 2006 and December 31, 2005, respectively	108,386	86,229
Income taxes receivable	2,264	1,173
Deferred charges	1,713	1,497
Other current assets	3,560	2,506

Total current assets	177,483	147,030
Property and equipment, net	9,737	9,577
Intangible assets, net of accumulated amortization of $5,203 and $4,645 at March 31, 2006 and December 31, 2005, respectively	25,884	26,442
Goodwill	101,591	101,591
Restricted cash	1,000	1,000
Other assets	1,369	372

Total assets	$317,064	$286,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,879	$69,520
Accrued expenses and other current liabilities	4,019	3,967
Note payable	5,000	5,000
Deferred income taxes	948	948
Deferred revenue	5,419	4,932

Total current liabilities	101,265	84,367
Deferred rent expense	1,450	1,443
Deferred income taxes	7,558	7,410
Note payable	6,250	7,500

Total liabilities	116,523	100,720

Commitments and contingencies

Minority interest	1,040	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 40,516 and 39,830 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	405	398
Additional paid-in capital	154,749	146,313
Accumulated other comprehensive income	148	144
Retained earnings	44,199	38,437

Total stockholders’ equity	199,501	185,292

Total liabilities and stockholders’ equity	$317,064	$286,012

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2006	2005
Revenue (excludes member co-payments of $98,634 and $72,435 for the three month periods ended March 31, 2006 and March 31, 2005, respectively)	$238,671	$169,003

Direct expenses	213,404	150,043
Selling, general and administrative expenses	16,470	10,879

Total operating expenses	229,874	160,922

Operating income	8,797	8,081
Interest income	854	416
Interest expense	(218)	(331)
Other income	18	—

Income before minority interest and income taxes	9,451	8,166
Minority interest	40	—

Income before income taxes	9,411	8,166
Income tax expense	3,649	3,021

Net income	$5,762	$5,145

Net income per share, basic	$0.14	$0.14
Net income per share, diluted	$0.14	$0.13
Weighted average shares of common stock outstanding, basic	39,810	37,880
Weighted average shares of common stock outstanding, diluted	42,053	40,794

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$5,762	$5,145
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings of a subsidiary	40	—
Depreciation expense	500	518
Provision for bad debts	50	30
Deferred income taxes	140	367
Equity based compensation charges	881	44
Amortization of intangibles and other assets	558	739
Changes in assets and liabilities:
Accounts receivable	(22,207)	(5,933)
Income tax receivable	(1,092)	2,290
Other assets	(1,040)	(240)
Deferred charges	(216)	(255)
Accounts payable, accrued expenses, and other liabilities	16,418	3,847
Deferred revenue	487	497

Net cash provided by operating activities	281	7,049

Cash flows from investing activities:
Purchases of property and equipment	(659)	(313)
Consideration payments related to previous business acquisitions	—	(326)
Purchase of marketable securities	(14,125)	—
Maturities of marketable securities	7,000	—
Proceeds from sale of property and equipment	—	15

Net cash used in investing activities	(7,784)	(624)

Cash flows from financing activities:
Repayments of notes payable	(1,250)	(1,250)
Proceeds from exercise of stock options and warrants	3,066	1,854
Excess tax benefits due to option exercises	4,376	—
Proceeds from shares issued under employee stock purchase plan	121	77

Net cash provided by financing activities	6,313	681

Net increase (decrease) in cash and cash equivalents	(1,190)	7,106
Cash and cash equivalents at the beginning of period	27,900	67,068

Cash and cash equivalents at the end of period	$26,710	$74,174

Supplemental disclosure:
Cash paid for interest	$194	$218
Cash paid for taxes	$225	$364

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2006	2005
Comprehensive income:
Net income	$5,762	$5,145
Other comprehensive income:
Unrealized gain on interest rate swap	4	153

Total comprehensive income	$5,766	$5,298

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”) in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

2.	RECENT ACCOUNTING PRONOUNCEMENT

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’) No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes In Interim Financial Statements – An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions”. The proposed Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The proposed Interpretation requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. A tax position that fails to meet the probable recognition threshold will result in either the reduction of a current or deferred tax asset or receivable, or recording a current or deferred tax liability. The proposed Interpretation also provides guidance on measurement, de-recognition of tax benefits, classification, interim period accounting disclosure, and transition requirements in accounting for uncertain tax positions. In October 2005, the FASB confirmed that the guidance in this proposed Interpretation has been delayed. We believe that the adoption of this statement will not have a material effect on our financial conditions, results of operations or cash flows.

3.	BUSINESS COMBINATIONS

On December 16, 2005, the Company acquired the common stock of EBRx, Inc. The acquisition was structured as a merger between a wholly-owned subsidiary of the Company, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $400,000 in related transaction costs. HCEM was funded by the Company with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, consummated a 20% ownership interest in the new parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and is recorded in the non-current “other assets” category in our consolidated balance sheet. The note receivable is collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bears interest of 4.38% per annum and has an indefinite due date. In addition, the transaction provides that the Company may purchase the remaining 20% interest after one year at specified amounts based on the financial performance of EBRx.

The acquisition provides for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006, including a provision for earlier payment based on a modified measurement as of September 30, 2006. The acquisition of EBRx resulted in goodwill of $25.2 million and intangible assets of $6.0 million. These intangible assets are being amortized over a 15 year life. The allocation of the purchase price to the net assets acquired will be finalized upon receipt of an independent valuation report. Consequently, the allocation of the purchase price to intangible assets is subject to adjustment. The cost of the acquisition will be increased depending on the resolution of the contingent consideration.

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of EBRx had been completed as of the beginning of the period presented, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.

Three months ended March 31, 2005
Revenue	$183,962
Net income	5,568
Net income per share, basic	$0.15
Net income per share, diluted	$0.14
Weighted average per share, basic	37,880
Weighted average per share, diluted	40,794

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 80% of EBRx at January 1, 2005.

4.	CO-PAYMENTS

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

The following table illustrates the effects on the reported PBM revenue and operating expenses if the Company had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended March 31,
	2006	2005
Reported PBM revenue	$227,439	$158,163
Member co-payments	98,634	72,435

Total	$326,073	$230,598

Reported PBM direct expenses	$205,661	$142,262
Member co-payments	98,634	72,435

Total	$304,295	$214,697

5.	SEGMENT REPORTING

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

The presentation of segment reporting presents management’s measure of segment profit or loss as segment gross margin and represents a change from segment operating income as reported in previous years. This change occurred during 2005 as the Company’s PBM business has grown rapidly for several consecutive years and the Supplemental Benefits business has remained largely unchanged.

Segment information for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

March 31, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$227,439	$11,232	$—	$238,671
Direct expenses	205,661	7,743	—	213,404

Segment gross margin	21,778	3,489	—	25,267
Selling, general and administrative expenses	—	—	16,470	16,470
Other income/(expense), net	—	—	614	614

Income before income taxes				9,411
Total assets	250,344	2,896	63,824	317,064
Goodwill and intangible assets, net	127,475	—	—	127,475
Accounts receivable	108,187	199	—	108,386
Accounts payable	85,203	676	—	85,879

March 31, 2005	PBM	Supplemental Benefits	Corporate	Total
Revenue	$158,163	$10,840	$—	$169,003
Direct expenses	142,262	7,781	—	150,043

Segment gross margin	15,901	3,059	—	18,960
Selling, general and administrative expenses	—	—	10,885	10,885
Other income/(expense), net	—	—	91	91

Income before income taxes				8,166
Total assets	177,283	3,785	74,704	255,772
Goodwill and intangible assets, net	91,105	—	—	91,105
Accounts receivable	73,927	214	—	74,141
Accounts payable	60,030	668	—	60,698

6.	NET INCOME PER SHARE

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Net income	$5,762	$5,145

Calculation of shares:
Weighted average common shares outstanding, basic	39,810	37,880
Dilutive effect of stock options and warrants	2,243	2,914

Weighted average common shares outstanding, diluted	42,053	40,794

Net income per common share, basic	$0.14	$0.14

Net income per common share, diluted	$0.14	$0.13

During both periods presented there were no options that were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares.

7.	STOCK-BASED COMPENSATION

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

For the three months ended March 31, 2006, the Company issued approximately 140,000 restricted shares to employees pursuant to the 2003 EIP with vesting periods ranging between 48 and 60 months.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

Under the modified-prospective-transition method, compensation cost recognized in the three months ended March 31, 2006 included (i) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In December 2005, in anticipation of the requirements of SFAS 123(R), the Company accelerated, effective December 31, 2005, the vesting of 1.1 million outstanding stock options. The acceleration of vesting was undertaken so that compensation expense that otherwise would have been required to be recognized with respect to these unvested stock options will not be reported in future periods. Based on the Company’s historical option forfeiture rate, the Company incurred a charge for the three month period ended December 2005 of approximately $800,000 or approximately $600,000 after taxes.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were approximately $144,000 and $89,000, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The impact of adoption of SFAS No. 123(R) on the Company’s basic and diluted earnings per share for the three months ended March 31, 2006 is not material.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R). Amounts are in thousands, except per share data.

Three Months Ended March 31, 2005
Net income, as reported	$5,145
Add: Stock option-based compensation expense included in reported net income, net of taxes	7
Deduct: Total stock option-based employee and director compensation expense determined under fair value based method for all awards, net of taxes	(1,211)

Net income, as adjusted	$3,941

Earnings per share:
Basic – as reported	$0.14
Basic – as adjusted	$0.10

Diluted – as reported	$0.13
Diluted – as adjusted	$0.10

The Company utilizes the modified American Black-Scholes economic option pricing method to establish the fair value of all option grants.

A summary of the Company’s stock option activity for the three months ended March 31, 2006 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	4,433,994	$6.89
Granted	—	—
Exercised	(540,392)	5.67
Forfeited or expired	(46,250)	6.49

Outstanding at March 31, 2006	3,847,352	7.07

Exercisable at March 31, 2006	3,807,352	6.96

The intrinsic value of exercisable stock options at March 31, 2006 was approximately $107.9 million with a weighted average remaining life of 6.1 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was approximately $14.4 million. The total fair value of stock options which vested during the three months ended March 31, 2006 was approximately $198,000. As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options was approximately $81,000.

A summary of the Company’s restricted share activity for the three months ended March 31, 2006 is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2005	385,000	$22.28
Granted	140,000	31.87
Vested	(1,250)	20.80
Forfeited or expired	(1,000)	19.04

Non-vested shares outstanding at March 31, 2006	522,750	24.86

As of March 31, 2006, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $11.9 million with a weighted average period over which it is expected to be recognized of 3.8 years.

The Company also offers an employee stock purchase plan (ESPP) that allows eligible employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first or last day of the quarter. The ESPP is considered compensatory under the provisions of SFAS No. 123(R). For the three months ended March 31, 2006, approximately $38,000 of the costs related to ESPP offerings is included in the Company’s stock-based compensation expense.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options (excess tax benefits) to be classified as financing cash flows.

8.	COMMITMENTS AND CONTINGENCIES

During the routine course of securing new clients, the Company is sometimes required to provide performance bonds to cover the client transition. The terms of these performance bonds are typically focused on the first several months of operation of the new client when service is being implemented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1. A. Risk Factors.” We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management (“PBM”) services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx”, accounted for approximately 95% and 94% of our revenue in the three month periods ended March 31, 2006 and 2005, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators (“TPAs”), and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 5.5 million in the three month period ended March 31, 2006 from 4.3 million during the same period in 2005, and our PBM segment revenue increased by 44% for the three month period ended March 31, 2006 compared to the same period in 2005.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for approximately 5% and 6% of our revenue in the three month periods ended March 31, 2006 and 2005, respectively. Individuals are the major purchasers of these programs.

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

If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in reported PBM revenue and direct expenses for the three months ended March 31, 2006 and 2005, of $98.6 million and $72.4 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not be affected.

The following tables illustrate the effects on the reported PBM revenue and direct expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended March 31,
	2006	2005
Reported PBM revenue	$227,439	$158,163
Member co-payments	98,634	72,435

Total	$326,073	$230,598

Reported PBM direct expenses	$205,661	$142,262
Member co-payments	98,634	72,435

Total	$304,295	$214,697

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions. Most recently, on December 16, 2005, the Company acquired 100% of the common stock of EBRx, Inc. The acquisition was structured as a merger between a wholly-owned subsidiary of the Company, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $400,000 in related transaction costs. HCEM was funded by the Company with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, consummated a 20% ownership interest in the new parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and is recorded in the non-current “other assets” category in our consolidated balance sheet. The note receivable is collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bears interest of 4.38% per annum and has an indefinite due date. In addition, the transaction provides that the Company may purchase the remaining 20% interest after one year at specified amounts based on the financial performance of EBRx.

The acquisition provides for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006, including a provision for earlier payment based on a modified measurement as of September 30, 2006. The acquisition of EBRx resulted in goodwill of $25.2 million and intangible assets of $6.0 million. These intangible assets are being amortized over a 15 year life. The allocation of the purchase price to the net assets acquired will be finalized upon receipt of an independent valuation report. Consequently, the allocation of the purchase price to intangible assets is subject to adjustment. The cost of the acquisition will be increased depending on the resolution of the contingent consideration.

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of EBRx had been completed as of the beginning of the period presented, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.

Three months ended March 31, 2005
Revenue	$183,962
Net income	5,568
Net income per share, basic	$0.15
Net income per share, diluted	$0.14
Weighted average per share, basic	37,880
Weighted average per share, diluted	40,794

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 80% of EBRx at January 1, 2005.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue. Revenue from operations for the three months ended March 31, 2006 was $238.7 million compared to $169.0 million during the comparable prior year period. The current period revenue of $238.7 million consisted of $227.5 million generated from the PBM segment and $11.2 million from the supplemental benefits segment. The PBM revenue increased by $69.3 million, including: a) $55.8 million of revenue from increased prescription volume (which includes an increase of $17.5 million associated with a full quarter of EBRx operations), b) $11.9 million of revenue from an increase in unit prices and c) $1.6 million of revenue from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 5.5 million in the current year period from approximately 4.3 million in the prior year period. The supplemental benefits revenue increased by $400,000 due to increased program fees. Revenue for the three months ended March 31, 2005 was $169.0 million, consisting of approximately $158.2 million and $10.8 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended March 31, 2006 were $213.4 million, consisting of $205.7 million in direct expenses from the PBM segment and $7.7 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $63.4 million, while the supplemental benefits segment direct expenses decreased by approximately $38,000, compared to the same period in the prior year. The PBM segment’s $63.4 million increase in direct expenses are a direct function of the $69.3 million increase in PBM revenue. The resulting segment gross margin, calculated as segment revenue less segment direct expenses, is consistent with our anticipated gross margin contribution from increased prescription volume, the acquisition of EBRx, an increase in the proportionate amount of prescription costs paid by the plan sponsor, and all other sources of changes in gross margin. The slight decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended March 31, 2005 were $150.0 million, consisting of $142.2 million and $7.8 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $213.4 million and $150.0 million for the three months ended March 31, 2006 and 2005 represented 92.8% and 93.2% of operating expenses for the respective periods.

Gross margins in the PBM segment for the three months ended March 31, 2006 were 9.6%, or $21.8 million, compared to 10.1%, or $15.9 million, for the three months ended March 31, 2005. Gross margins for the supplemental benefits segment for the three months ended March 31, 2006 were 31.1%, or $3.5 million, compared to 28.2%, or $3.1 million for the three months ended March 31, 2005.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed during the first three months of calendar 2006 in a manner that would meaningfully affect current or anticipated results. In the current period, gross margin rates decreased due to the addition of several large new clients with more competitive pricing and were somewhat offset by improved gross margin rates due to increased level of generic substitution. Excluding these changes, there were no other significant factors that influenced reported gross margins in 2006 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment were generally consistent for the three months ended March 31, 2006 versus the comparable prior year period.

Selling, General and Administrative. For the three months ended March 31, 2006, selling, general and administrative expenses increased by approximately $5.6 million over the comparable prior year period to $16.5 million or 7.2% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses for the three months ended March 31, 2006, of $16.5 million consisted of $8.3 million in compensation and benefits, $2.4 million in commissions, professional fees and technology service costs, $1.0 million in facility costs, $1.1 million in travel expenses, $500,000 in insurance and other corporate expenses, $400,000 in product endorsement and marketing, $1.7 million in other expenses and $1.1 million in depreciation and amortization.

Selling, general and administrative expenses for the three month period ended March 31, 2005, of $10.9 million consisted of $5.4 million in compensation and benefits, $1.3 million in commissions, professional fees and technology service costs, $800,000 in facility costs, $700,000 in travel expenses, $400,000 in insurance and other corporate expenses, $400,000 in product endorsement and marketing, $900,000 in other expenses, and $1.0 million in depreciation and amortization.

Interest Income. Interest income increased to $854,000 for the three month period ended March 31, 2006 from $416,000 in the comparable prior year period. This increase was primarily due to an increase in the rate of return available in the marketplace on our funds available for investment.

Interest Expense. Interest expense of $218,000 for the three month period ended March 31, 2006, decreased from $331,000 during the comparable period in the prior year. This decrease reflects a decrease in the average outstanding amount of debt during the current period. During the three months ended March 31, 2005, there was $8.0 million outstanding on our line of credit. We repaid this amount in April 2005 and have not borrowed against it since. In addition, during both periods, the term loan was outstanding at ever decreasing levels due to routine monthly principal payments. Our line of credit expires in June 2006.

Minority Interest. The minority interest represents 20% of the earnings of EBRx for the current period. EBRx is majority owned by us and 20% owned by former owners and management of EBRx prior to our acquisition in December 2005.

Income Tax Expense. The effective income tax rate of 38.6% during the three months ended March 31, 2006, and 37.0% during the comparable prior year period represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where the Company operates. The tax rate in the current period is higher because in the prior year we earned interest on tax free investments and due to an increase in our effective state income tax rate resulting from our growth and expansion into different geographic markets.

Net Income. Net income for the three months ended March 31, 2006 increased by $617,000 over the comparable period in the prior year. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in interest income, partially offset by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $21.8 million in the current period from $15.9 million in the prior year period, largely attributable to the $69.3 million increase in PBM revenues. Segment operating information for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
March 31, 2006
Segment revenue	$227,439	$11,232	$238,671
Segment direct expenses	205,661	7,743	213,404
Segment gross margin	21,778	3,489	25,267

	PBM	Supplemental Benefits	Total
March 31, 2005
Segment revenue	$158,163	$10,840	$169,003
Segment direct expenses	142,262	7,781	150,043
Segment gross margin	15,901	3,059	18,960

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operations. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2006 and the foreseeable near term future. Cash and cash equivalents and marketable securities at March 31, 2006 were $61.6 million.

Net Cash Provided by Operating Activities. Our operating activities generated $0.3 million of cash from operations in the three month period ended March 31, 2006, a $6.7 million decrease from the $7.0 million generated in the comparable prior year period. This $0.3 million in cash provided by operating activities in 2006 reflects $5.8 million in net income, plus $2.1 million in non-cash changes, both substantially offset by a net $7.6 million decrease in working capital and other assets and liabilities. In particular, accounts receivable increased $22.2 million and accounts payable and accrued liabilities increased $16.4 million, for a net increase in working capital of $5.8 million, due to the growth in our business from new clients that commenced operation in 2006 and due to a momentary aberration in the timing of collections on accounts receivable. The cash provided by operating activities in the three month period ended March 31, 2005 of $7.0 million reflects net income of $5.1 million, plus $1.7 million in non-cash charges, and a $0.2 million decrease in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2006 was $7.8 million compared to $0.6 million in the prior year period. The current period use of cash reflects the net purchase of $7.1 million in marketable securities and $0.7 million in capital expenditures. The $0.6 million use of cash in the three month period ended March 31, 2005 consisted of $0.3 million of capital expenditures and $0.3 million of consideration payments on a previous business acquisition.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2006 was $6.3 million compared to cash provided by financing activities of $0.7 million in the comparable prior year period. In the current period we repaid $1.3 million in notes payable, received proceeds of $3.1 million from the exercise of options, and received $4.4 million in income tax benefit proceeds from the exercise of stock options. In the prior year period we repaid $1.3 million in notes payable and received $1.9 million in proceeds from the exercise of options.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s first quarter ended March 31, 2006, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on the financial condition or results of operations of the Company.

ITEM 1.A. Risk Factors

There have been no material changes with respect to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3.2	Bylaws of HealthExtras, Inc. (2)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (1)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

May 9, 2006	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

May 9, 2006	By:	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)