Form 10-Q
period 2006-06-30
HEALTHEXTRAS INC
filed 2006-08-08
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 27, 2006 there were 40,845,358 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

Second Quarter 2006 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$32,811	$27,900
Marketable securities	37,125	27,725
Accounts receivable, net of allowance for doubtful accounts of $1,151 and $1,016 at June 30, 2006 and December 31, 2005, respectively	117,761	86,229
Income taxes receivable	2,365	1,173
Deferred charges	1,942	1,497
Other current assets	3,702	2,506

Total current assets	195,706	147,030
Property and equipment, net	12,913	9,577
Intangible assets, net of accumulated amortization of $5,830 and $4,645 at June 30, 2006 and December 31, 2005, respectively	25,896	26,442
Goodwill	102,584	101,591
Restricted cash	1,000	1,000
Other assets	3,829	372

Total assets	$341,928	$286,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,144	$69,520
Accrued expenses and other current liabilities	4,053	3,967
Note payable	5,000	5,000
Deferred income taxes	948	948
Deferred revenue	6,172	4,932

Total current liabilities	115,317	84,367
Deferred rent expense	1,483	1,443
Deferred income taxes	7,643	7,410
Note payable	5,000	7,500

Total liabilities	129,443	100,720

Commitments and contingencies

Minority interest	1,068	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 40,822 and 39,830 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	408	398
Additional paid-in capital	160,890	146,313
Accumulated other comprehensive income	140	144
Retained earnings	49,979	38,437

Total stockholders’ equity	211,417	185,292

Total liabilities and stockholders’ equity	$341,928	$286,012

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenue (excludes member co-payments of $96,990, $67,060, $195,624 and $139,495 for the three and six months ended June 30, 2006 and 2005, respectively)	$273,006	$177,258	$511,677	$346,261

Direct expenses	246,491	157,323	459,895	307,366
Selling, general and administrative expenses	18,069	11,133	34,539	22,020

Total operating expenses	264,560	168,456	494,434	329,386

Operating income	8,446	8,802	17,243	16,875
Interest income	1,195	537	2,049	954
Interest expense	(211)	(261)	(429)	(592)
Other income	26	25	44	31

Income before minority interest and income taxes	9,456	9,103	18,907	17,268
Minority interest	28	—	68	—

Income before income taxes	9,428	9,103	18,839	17,268
Income tax expense	3,648	3,368	7,297	6,389

Net income	$5,780	$5,735	$11,542	$10,879

Net income per share, basic	$0.14	$0.15	$0.29	$0.29
Net income per share, diluted	$0.14	$0.14	$0.27	$0.27
Weighted average shares of common stock outstanding, basic	40,119	38,348	39,965	38,115
Weighted average shares of common stock outstanding, diluted	42,269	41,061	42,226	40,930

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$11,542	$10,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,043	1,031
Amortization of intangibles and other assets	1,185	1,461
Provision for bad debts	125	60
Deferred income taxes	230	439
Equity based compensation charges	1,904	88
Minority interest in earnings of a subsidiary	68	—
Provision for inventory obsolescence	—	(25)
Changes in assets and liabilities:
Accounts receivable	(31,658)	(8,542)
Income tax receivable	(1,192)	2,360
Other assets	(4,294)	97
Deferred charges	(445)	(237)
Accounts payable, accrued expenses, and other liabilities	29,751	5,412
Deferred revenue	1,239	615

Net cash provided by operating activities	9,498	13,638

Cash flows from investing activities:
Purchases of property and equipment	(4,379)	(483)
Consideration payments related to previous business acquisitions	—	(326)
Purchase of marketable securities	(40,100)	—
Maturities of marketable securities	30,700	—
Proceeds from sale of property and equipment	—	15

Net cash used in investing activities	(13,779)	(794)

Cash flows from financing activities:
Repayments of notes payable	(2,500)	(10,500)
Proceeds from exercise of stock options and warrants	5,132	3,509
Excess tax benefits due to option exercises	6,294	—
Proceeds from shares issued under employee stock purchase plan	266	158

Net cash provided by (used in) financing activities	9,192	(6,833)

Net increase in cash and cash equivalents	4,911	6,011
Cash and cash equivalents at the beginning of period	27,900	67,068

Cash and cash equivalents at the end of period	$32,811	$73,079

Supplemental disclosure:
Cash paid for interest	$383	$632
Cash paid for taxes	$1,966	$3,590

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Comprehensive income:
Net income	$5,780	$5,735	$11,542	$10,879
Other comprehensive income:
Unrealized gain (loss) on interest rate swap	(8)	(58)	(4)	35

Total comprehensive income	$5,772	$5,677	$11,538	$10,914

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

2.	RECENT ACCOUNTING PRONOUNCEMENT

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’) No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes In Interim Financial Statements – An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe the adoption of this statement will not have a material effect on our financial condition, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertain Tax Positions”. The Interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and introduces a number of new qualitative and quantitative disclosure requirements. The Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact this Interpretation may have on our financial condition, results of operations or cash flows.

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

The acquisition provides for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006, including a provision for earlier payment based on a modified measurement as of September 30, 2006. The acquisition of EBRx resulted in goodwill of $25.2 million and intangible assets of $6.0 million. These intangible assets are being amortized over a 15-year life. The allocation of the purchase price to the net assets acquired will be finalized upon receipt of an independent valuation report. Consequently, the allocation of the purchase price to intangible assets is subject to adjustment. The cost of the acquisition will be increased depending on the resolution of the contingent consideration.

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of EBRx had been completed as of the beginning of the periods presented, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Revenue	$194,421	$378,383
Net income	6,184	11,753
Net income per share, basic	$0.16	$0.31
Net income per share, diluted	$0.15	$0.29
Weighted average per share, basic	38,348	38,115
Weighted average per share, diluted	41,061	40,930

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 80% of EBRx at January 1, 2005.

4.	GOODWILL

The changes in goodwill for the first six months of 2006 are as follows (in thousands):

2006
Balance as of January 1, 2006	$101,591
Contingent consideration incurred	993

Balance as of June 30, 2006	$102,584

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company performed its annual impairment testing at December 31, 2005 and concluded that no impairment of goodwill exists. All goodwill is recorded in the pharmacy benefit management (“PBM”) segment.

In June 2004, the Company acquired 100% of the common stock of MHS. The purchase price included contingent consideration. Subject to the successful achievement of performance based criteria, specifically certain revenue and gross profit targets, warrants to purchase 100,000 shares of the Company’s common stock at a price of $15.45 per share were recognized in June 2006. This additional consideration resulted in additional goodwill of $993,000 based on the value of the warrants at the date of acquisition.

5.	CREDIT FACILITY

In June 2004, the Company entered into a $30.0 million revolving credit facility with its primary commercial bank. The facility, which bore interest at LIBOR plus 2%, payable in arrears on the first day of each month, expired in June 2006. There was no outstanding balance on the credit facility at December 31, 2005 or June 30, 2006. In June 2006, the Company extended the revolving credit facility until August 16, 2006 at a reduced interest rate of LIBOR plus 1.25%. The Company intends to secure a new long-term revolving credit facility in the near future.

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

The following table illustrates the effects on the reported PBM revenue and operating expenses if the Company had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Reported PBM revenue	$261,786	$166,396	$489,225	$324,559
Member co-payments	96,990	67,060	195,624	139,495

Total	$358,776	$233,456	$684,849	$464,054

Reported PBM operating expenses	$238,807	$149,492	$444,468	$291,754
Member co-payments	96,990	67,060	195,624	139,495

Total	$335,797	$216,552	$640,092	$431,249

7.	SEGMENT REPORTING

The Company operates in two business segments, PBM and Supplemental Benefits. The Company measures the performance of its operating segments through segment gross margin, defined as segment revenue less segment direct expenses. Selling, general and administrative expenses are reported as corporate expenses. In addition, other income/(expense), which includes interest income, interest expense and other income, is reported in the corporate category. Corporate assets consist of all cash, marketable securities, income tax receivables and deferred income taxes. Certain assets have been reclassified in prior years to conform to the current presentation.

The presentation of segment reporting presents management’s measure of segment profit or loss as segment gross margin and represents a change from segment operating income as reported in previous years. This change occurred during 2005 as the Company’s PBM business has grown rapidly for several consecutive years and the Supplemental Benefits business has remained largely unchanged.

Segment information for the three months ended June 30, 2006 and 2005 is as follows (in thousands):

Three months ended June 30, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$261,786	$11,220	—	$273,006
Direct expenses	238,807	7,684	—	246,491

Segment gross margin	22,979	3,536	—	26,515
Selling, general and administrative expenses	—	—	$18,069	18,069
Other income/(expense), net	—	—	982	982

Income before income taxes	—	—	—	9,428
Total assets	266,581	3,046	72,301	341,928
Goodwill and intangible assets, net	128,480	—	—	128,480
Accounts receivable	117,564	197	—	117,761
Accounts payable	98,428	716	—	99,144

Three months ended June 30, 2005	PBM	Supplemental Benefits	Corporate	Total
Revenue	$166,396	$10,862	—	$177,258
Direct expenses	149,492	7,831	—	157,323

Segment gross margin	16,904	3,031	—	19,935
Selling, general and administrative expenses	—	—	$11,133	11,133
Other income/(expense), net	—	—	301	301

Income before income taxes	—	—	—	9,103
Total assets	178,639	3,518	73,833	255,990
Goodwill and intangible assets, net	90,646	—	—	90,646
Accounts receivable	76,512	208	—	76,720
Accounts payable	61,909	656	—	62,565

Segment information for the six months ended June 30, 2006 and 2005 is as follows (in thousands):

Six months ended June 30, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$489,225	$22,452	—	$511,677
Direct expenses	444,468	15,427	—	459,895

Segment gross margin	44,757	7,025	—	51,782
Selling, general and administrative expenses	—	—	$34,539	34,539
Other income/(expense), net	—	—	1,596	1,596

Income before income taxes	—	—	—	18,839

Six months ended June 30, 2005	PBM	Supplemental Benefits	Corporate	Total
Revenue	$324,559	$21,702	—	$346,261
Direct expenses	291,754	15,612	—	307,366

Segment gross margin	32,805	6,090	—	38,895
Selling, general and administrative expenses	—	—	$22,020	22,020
Other income/(expense), net	—	—	393	393

Income before income taxes	—	—	—	17,268

8.	NET INCOME PER SHARE

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income available to common stockholders	$5,780	$5,735	$11,542	$10,879

Calculation of shares:
Weighted average common shares outstanding, basic	40,119	38,348	39,965	38,115
Dilutive effect of stock options and warrants	2,150	2,713	2,261	2,815

Weighted average common shares outstanding, diluted	42,269	41,061	42,226	40,930

Net income per common share, basic	$0.14	$0.15	$0.29	$0.29
Net income per common share, diluted	$0.14	$0.14	$0.27	$0.27

During all periods presented, there were no options that were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares.

9.	STOCK-BASED COMPENSATION

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

In 2000, the shareholders approved and the Company adopted the HealthExtras, Inc. Directors’ Stock Option Plan (“Directors’ SOP”). The Directors’ SOP, as subsequently amended, provided for a maximum of 400,000 common shares of the Company to be issued as option grants. The Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the Directors’ SOP. All option grants expire in ten years. All non-employee Directors of the Company are eligible to receive option awards at the discretion of the Board of Directors. The Directors’ SOP provided for an option grant of 15,000 shares to each non-Employee Director upon approval of the plan and subsequent annual grants of 5,000 shares.

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

In 2006, the shareholders approved and the Company adopted the HealthExtras, Inc. 2006 Stock Incentive Plan (“2006 SIP”). The 2006 SIP provides for a maximum of 1,500,000 common shares of the Company to be issued as option grants or restricted shares. A Committee of the Board of Directors determines award amounts, option prices, vesting periods, and restrictions, subject to the provisions of the 2006 SIP. All option grants expire in ten years. All employees, outside directors and independent contractors of the Company are eligible to receive option and restricted stock awards at the discretion of the Committee.

For the three and six months ended June 30, 2006, the Company issued 36,000 and 177,000 restricted shares, respectively, to employees pursuant to the 2003 EIP and the 2006 SIP with vesting periods ranging between 12 and 60 months.

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

Under the modified-prospective-transition method, compensation cost recognized in the three months and six months ended June 30, 2006 included (i) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In December 2005, in anticipation of the requirements of SFAS 123(R), the Company accelerated, effective December 31, 2005, the vesting of 1.1 million outstanding stock options. The acceleration of vesting was undertaken so that compensation expense that otherwise would have been required to be recognized with respect to these unvested stock options would not be reported in future periods. Based on the Company’s historical option forfeiture rate, the Company incurred a charge for the three-month period ended December 31, 2005 of approximately $0.8 million or approximately $0.6 million after taxes.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three and six months ended June 30, 2006 was approximately $134,000 and $278,000, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three and six months ended June 30, 2006 was approximately $82,000 and $171,000, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The impact of adoption of SFAS No. 123(R) on the Company’s basic and diluted earnings per share for the three and six months ended June 30, 2006 is not material.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R). Amounts are in thousands, except per share data.

	Three months ended	Six months ended
	June 30, 2005
Net income, as reported	$5,735	$10,879
Add: Stock option-based compensation expense included in reported net income, net of taxes	6	13
Deduct: Total stock option-based employee and director compensation expense determined under fair value based method for all awards, net of taxes	(788)	(1,567)

Net income, as adjusted	$4,953	$9,325

Earnings per share:
Basic – as reported	$0.15	$0.29
Basic – as adjusted	$0.13	$0.24
Diluted – as reported	$0.14	$0.27
Diluted – as adjusted	$0.12	$0.23

The Company utilizes the modified American Black-Scholes economic option pricing method to establish the fair value of all option grants.

A summary of the Company’s stock option activity for the six months ended June 30, 2006 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	4,433,994	$6.90
Granted	—	—
Exercised	(792,713)	6.50
Forfeited or expired	(46,250)	6.49

Outstanding at June 30, 2006	3,595,031	6.99

Exercisable at June 30, 2006	3,595,031	6.99

The intrinsic value of exercisable stock options at June 30, 2006 was approximately $83.5 million with a weighted average remaining life of 5.9 years. The total intrinsic value of stock options exercised during the three months and six months ended June 30, 2006 was approximately $5.5 million and $19.9 million, respectively. The total fair value of stock options which vested during the three months and six months ended June 30, 2006 was approximately $0.4 and $0.6 million, respectively. As of June 30, 2006, there was no remaining unrecognized compensation cost related to unvested stock options.

A summary of the Company’s restricted share activity for the six months ended June 30, 2006 is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2005	385,000	$22.28
Granted	177,000	31.24
Vested	(2,250)	21.26
Forfeited or expired	(1,000)	19.04

Non-vested shares outstanding at June 30, 2006	558,750	25.13

As of June 30, 2006, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $12.1 million with a weighted average period over which it is expected to be recognized of 3.5 years.

The Company also offers an employee stock purchase plan (ESPP) that allows eligible employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first or last day of the quarter. The ESPP is considered compensatory under the provisions of SFAS No. 123(R). For the three and six months ended June 30, 2006, approximately $53,000 and $91,000, respectively, of the costs related to ESPP offerings is included in the Company’s stock-based compensation expense.

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

10.	COMMITMENTS AND CONTINGENCIES

During the routine course of securing new clients, the Company is sometimes required to provide performance bonds to cover the client transition. The terms of these performance bonds are typically focused on the first several months of operation for the new client when service is being implemented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Factors that we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1. A. Risk Factors.” We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management (“PBM”) services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx”, accounted for approximately 96% and 94% of our revenue in the first six months of 2006 and 2005, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators (“TPAs”), unions, and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. During the twelve-month period ended June 30, 2006, we have initiated services with several large new PBM clients. As a result, total claims processed increased to 11.5 million in the six month period ended June 30, 2006 from 8.7 million during the same period in 2005, and our PBM segment revenue increased by 51% for the six month period ended June 30, 2006 compared to the same period in 2005.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for approximately 4% and 6% of our revenue in the six month periods ended June 30, 2006 and 2005, respectively. Individuals are the major purchasers of these programs.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Catalyst Rx provides its clients access to a contracted, non-exclusive national network of approximately 58,000 pharmacies. Catalyst Rx’s services provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. Catalyst Rx uses an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in reported PBM revenue and direct expenses for the three months ended June 30, 2006 and 2005, of $97.0 million and $67.1 million, respectively. Revenue and direct expenses for the six months ended June 30, 2006 and 2005 would have increased by $195.6 million and $139.5 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on the reported PBM revenue and direct expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Reported PBM revenue	$261,786	$166,396	$489,225	$324,559
Member co-payments	96,990	67,060	195,624	139,495

Total	$358,776	$233,456	$684,849	$464,054

Reported PBM direct expenses	$238,807	$149,492	$444,468	$291,754
Member co-payments	96,990	67,060	195,624	139,495

Total	$335,797	$216,552	$640,092	$431,249

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

The acquisition provides for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006, including a provision for earlier payment based on a modified measurement as of September 30, 2006. The acquisition of EBRx resulted in goodwill of $25.2 million and intangible assets of $6.0 million. These intangible assets are being amortized over a 15-year life. The allocation of the purchase price to the net assets acquired will be finalized upon receipt of an independent valuation report. Consequently, the allocation of the purchase price to intangible assets is subject to adjustment. The cost of the acquisition will be increased depending on the resolution of the contingent consideration.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue. Revenue for the three months ended June 30, 2006 was $273.0 million compared to $177.3 million during the comparable prior year period. The second quarter 2006 revenue of $273.0 million consisted of $261.8 million generated from the PBM segment and $11.2 million from the supplemental benefits segment. The PBM revenue increased by $95.4 million, including: a) $79.1 million of revenue from increased prescription volume (which includes new clients since the prior year quarter and the acquired EBRx business), b) $10.7 million of revenue from an increase in unit prices, and c) $5.6 million of revenue from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to 5.9 million in the second quarter of 2006 from 4.4 million in the comparable prior year period. The supplemental benefits revenue increased by $0.4 million due to increased program fees. Revenue for the three months ended June 30, 2005 was $177.3 million, consisting of $166.4 million and $10.9 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended June 30, 2006 were $246.5 million, consisting of $238.8 million in direct expenses from the PBM segment and $7.7 million in direct expenses from the supplemental benefits segment. During the second quarter 2006, the PBM segment direct expenses increased by $89.3 million, while the supplemental benefits segment direct expenses decreased by approximately $0.1 million, compared to the same period in the prior year. The PBM segment’s $89.3 million increase in direct expenses are a direct function of the $95.4 million increase in PBM revenue. The resulting segment gross margin, defined as segment revenue less segment direct expenses, is consistent with our anticipated gross margin contribution from increased prescription volume, the acquisition of EBRx, an increase in the proportionate amount of prescription costs paid by the plan sponsor, and all other sources of changes in gross margin. The slight decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended June 30, 2005 were $157.3 million, consisting of $149.5 million and $7.8 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $246.5 million and $157.3 million for the three months ended June 30, 2006 and 2005 represented 93.2% and 93.4% of operating expenses for the respective periods.

Gross margins in the PBM segment for the three months ended June 30, 2006 were 8.8%, or $23.0 million, compared to 10.2%, or $16.9 million, for the three months ended June 30, 2005. Gross margins for the supplemental benefits segment for the three months ended June 30, 2006 were 31.5%, or $3.5 million, compared to 27.9%, or $3.0 million for the three months ended June 30, 2005.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts, changes in pricing structure with existing clients and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors have materially changed in the second quarter of 2006 in a manner that would meaningfully affect current or anticipated results. In the current quarter, gross margin rates decreased due to the addition of several large new clients with more competitive pricing. This decrease was somewhat offset by improved gross margin rates due to increased level of generic substitution. Excluding these changes, there were no other significant factors that influenced reported gross margins in 2006 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment for the three months ended June 30, 2006 versus the comparable prior year period increased primarily due to increased program fees as well as lower costs for certain of the benefits in our programs.

Selling, General and Administrative. For the three months ended June 30, 2006, selling, general and administrative expenses increased by $6.9 million over the comparable prior year period to $18.1 million or 6.8% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses for the three months ended June 30, 2006, of $18.1 million consisted of $8.8 million in compensation and benefits (which includes $0.9 million in non-cash compensation), $2.9 million in broker commissions, professional fees and technology service costs, $1.1 million in facility costs, $1.4 million in travel expenses, $0.6 million in insurance and other corporate expenses, $0.2 million in product endorsement and marketing, $2.0 million in other expenses (which includes $0.8 million in recruitment and temporary help) and $1.1 million in depreciation and amortization.

Selling, general and administrative expenses for the three month period ended June 30, 2005, of $11.1 million consisted of $5.6 million in compensation and benefits, $1.4 million in commissions, professional fees and technology service costs, $0.8 million in facility costs, $0.7 million in travel expenses, $0.6 million in insurance and other corporate expenses, $0.4 million in product endorsement and marketing, $0.6 million in other expenses, and $1.0 million in depreciation and amortization.

Interest Income. Interest income increased to $1.2 million for the three month period ended June 30, 2006 from $0.5 million in the comparable prior year period. This increase was primarily due to an increase in the rate of return available in the marketplace on our funds available for investment.

Interest Expense. Interest expense of $0.2 million for the three month period ended June 30, 2006, decreased from $0.3 million during the comparable period in the prior year. This decrease reflects a decrease in the average outstanding amount of debt during the current period. In addition, during both periods, the term loan was outstanding at ever decreasing levels due to routine monthly principal payments.

Minority Interest. EBRx is majority owned by us and 20% owned by former owners and management of EBRx prior to our acquisition in December 2005. The minority interest for the three months ended June 30, 2006 represents 20% of the earnings of EBRx for that period.

Income Tax Expense. The effective income tax rate of 38.6% during the three months ended June 30, 2006, and 37.0% during the comparable prior year period represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where the Company operates. The tax rate in the current period is higher due to interest earned in the prior year on tax free investments, as well as an increase in the current period of our effective state income tax rate resulting from our growth and expansion into different geographic markets.

Net Income. Net income for the three months ended June 30, 2006 increased by $45,000 over the comparable period in the prior year. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in interest income, partially offset by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $23.0 million in the second quarter 2006 from $16.9 million in the comparable prior year period, largely attributable to the $95.4 million increase in PBM revenues. Segment operating information for the three month periods ended June 30, 2006 and 2005 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
June 30, 2006
Segment revenue	$261,786	$11,220	$273,006
Segment direct expenses	238,807	7,684	246,491

Segment gross margin	$22,979	$3,536	$26,515

June 30, 2005
Segment revenue	$166,396	$10,862	$177,258
Segment direct expenses	149,492	7,831	157,323

Segment gross margin	$16,904	$3,031	$19,935

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue. Revenue for the six months ended June 30, 2006 was $511.7 million compared to $346.3 million during the comparable prior year period. The six month period revenue of 2006 of $511.7 million consisted of $489.2 million generated from the PBM segment and $22.5 million from the supplemental benefits segment. The PBM revenue increased by $164.7 million, including: a) $134.3 million of revenue from increased prescription volume (which includes new clients since the prior year period and the acquired EBRx business), b) $18.0 million of revenue from an increase in unit prices, and c) $12.4 million of revenue from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to 11.5 million for the six month of 2006 from 8.7 million in the comparable prior year period. The supplemental benefits revenue increased by $0.8 million due to increased program fees. Revenue for the six months ended June 30, 2005 was $346.3 million, consisting of approximately $324.6 million and $21.7 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the six months ended June 30, 2006 were $459.9 million, consisting of $444.5 million in direct expenses from the PBM segment and $15.4 million in direct expenses from the supplemental benefits segment. During the first six months of 2006, the PBM segment direct expenses increased by $152.7 million, while the supplemental benefits segment direct expenses decreased by approximately $0.2 million, compared to the same period in the prior year. The PBM segment’s $152.7 million increase in direct expenses are a direct function of the $164.7 million increase in PBM revenue. The resulting segment gross margin, defined as segment revenue less segment direct expenses, is consistent with our anticipated gross margin contribution from increased prescription volume, the acquisition of EBRx, an increase in the proportionate amount of prescription costs paid by the plan sponsor, and all other sources of changes in gross margin. The slight decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the six months ended June 30, 2005 were $307.4 million, consisting of $291.8 million and $15.6 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $459.9 million and $307.4 million for the six months ended June 30, 2006 and 2005 represented 93.0% and 93.3% of operating expenses for the respective periods.

Gross margins in the PBM segment for the six months ended June 30, 2006 were 9.1%, or $44.8 million, compared to 10.1%, or $32.8 million, for the six months ended June 30, 2005. Gross margins for the supplemental benefits segment for the six months ended June 30, 2006 were 31.3%, or $7.0 million, compared to 28.1%, or $6.1 million for the six months ended June 30, 2005.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts, changes in pricing structure with existing clients and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors have materially changed in the first six months of 2006 in a manner that would meaningfully affect current or anticipated results. In the first six months of 2006, gross margin rates decreased due to the addition of several large new clients with more competitive pricing and were somewhat offset by improved gross margin rates due to increased level of generic substitution. Excluding these changes, there were no other significant factors that influenced reported gross margins in the first six months of 2006 or indicate likely changes in the near future.

Gross margins in the supplemental benefits segment for the six months ended June 30, 2006 versus the comparable prior year period increased primarily due to increased program fees as well as lower costs for certain of the benefits in our programs.

Selling, General and Administrative. For the six months ended June 30, 2006, selling, general and administrative expenses increased by approximately $12.5 million over the comparable prior year period to $34.5 million or 7.0% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses for the six months ended June 30, 2006, of $34.5 million consisted of $17.1 million in compensation and benefits (which includes $1.7 million in non-cash compensation), $5.3 million in broker commissions, professional fees and technology service costs, $2.1 million in facility costs, $2.5 million in travel expenses, $1.1 million in insurance and other corporate expenses, $0.6 million in product endorsement and marketing, $3.6 million in other expenses (which includes $1.3 million in recruitment and temporary help) and $2.2 million in depreciation and amortization.

Selling, general and administrative expenses for the six month period ended June 30, 2005, of $22.0 million consisted of $11.0 million in compensation and benefits, $2.8 million in commissions, professional fees and technology service costs, $1.5 million in facility costs, $1.3 million in travel expenses, $0.9 million in insurance and other corporate expenses, $0.7 million in product endorsement and marketing, $1.8 million in other expenses, and $2.0 million in depreciation and amortization.

Interest Income. Interest income increased to $2.0 for the six month period ended June 30, 2006 from $1.0 million in the comparable prior year period. This increase was primarily due to an increase in the rate of return available in the marketplace on our funds available for investment.

Interest Expense. Interest expense of $0.4 million for the six month period ended June 30, 2006, decreased from $0.6 million during the comparable period in the prior year. This decrease reflects a decrease in the average outstanding amount of debt during the current period. In April 2005, we repaid $8.0 million outstanding on our line of credit and have not borrowed against it since. In addition, during both periods, the term loan was outstanding at ever decreasing levels due to routine monthly principal payments.

Minority Interest. EBRx is majority owned by us and 20% owned by former owners and management of EBRx prior to our acquisition in December 2005. The minority interest for the six months ended June 30, 2006 represents 20% of the earnings of EBRx for that period.

Income Tax Expense. The effective income tax rate of 38.6% during the six months ended June 30, 2006, and 37.0% during the comparable prior year period represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where the Company operates. The tax rate in the current period is higher due to interest earned in the prior year on tax free investment, as well as an increase in the current period of our effective state income tax rate resulting from our growth and expansion into different geographic markets.

Net Income. Net income for the six months ended June 30, 2006 increased by $0.7 million over the comparable period in the prior year. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in interest income, partially offset by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $44.8 million in first six months of 2006 from $32.8 million in the comparable prior year period, largely attributable to the $164.7 million increase in PBM revenues. Segment operating information for the six month periods ended June 30, 2006 and 2005 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
June 30, 2006
Segment revenue	$489,225	$22,452	$511,677
Segment direct expenses	444,468	15,427	459,895

Segment gross margin	$44,757	$7,025	$51,782

June 30, 2005
Segment revenue	$324,559	$21,702	$346,261
Segment direct expenses	291,754	15,612	307,366

Segment gross margin	$32,805	$6,090	$38,895

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2006 and the foreseeable near-term future. Cash and cash equivalents and marketable securities at June 30, 2006 were $69.9 million. At June 30, 2006, we had $10.0 million outstanding on a term loan and had a $30.0 million revolving credit facility with no outstanding borrowings.

Net Cash Provided by Operating Activities. Our operating activities generated $9.5 million of cash from operations in the six month period ended June 30, 2006, a $4.1 million decrease from the $13.6 million generated in the comparable prior year period. This $9.5 million in cash provided by operating activities in 2006 reflects $11.5 million in net income, plus $4.6 million in non-cash charges, both offset by a net $6.6 million decrease in working capital and other assets and liabilities. In particular, other assets increased due to several long-term technology service and product endorsement agreements as well as corporate liability insurance policies. The cash provided by operating activities in the six month period ended June 30, 2005 of $13.6 million reflects net income of $10.9 million, plus $3.0 million in non-cash charges, and a $0.3 million decrease in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2006 was $13.8 million compared to $0.8 million in the prior year period. The current period use of cash reflects the net purchase of $9.4 million in marketable securities and $4.4 million in capital expenditures. The $0.8 million use of cash in the six month period ended June 30, 2005 consisted of $0.5 million of capital expenditures and $0.3 million of consideration payments on a previous business acquisition.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2006 was $9.2 million compared to cash used in financing activities of $6.8 million in the comparable prior year period. In the current period we repaid $2.5 million in notes payable, received proceeds of $5.1 million from the exercise of options, received $6.3 million in income tax benefit proceeds from the exercise of stock options, and $0.3 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan. In the prior year period we repaid $10.5 million in notes payable and received $3.5 million in proceeds from the exercise of options and $0.2 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan.

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

PURCHASES AND SALES OF COMPANY SECURITIES BY EXECUTIVE OFFICERS

In May 2004, the Company established a stock trading program under which its executives and directors could implement plans for sales or purchases of Company common stock in accordance with the guidelines specified in Rule 10b5-1 of the Securities Exchange Act of 1934. 10b5-1 plans are designed to enable executives of the Company to avoid any real or perceived conflict of interest in connection with the trading of the Company’s securities. The Company is continuing its program. The executives currently participating in the program, including our chief executive officer, have established 10b5-1 plans which could involve the sale of up to approximately 484,000 shares over a one-year period ending May 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s second quarter ended June 30, 2006, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEM 1.A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1.A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 6, 2006. The following matters were submitted to a vote of the Stockholders:

1.	The following individuals were elected to the Board of Directors with the indicated votes:

Nominee	Total Votes For	Total Votes Withheld
Steven B. Epstein	20,958,986	13,234,458
Michael R. McDonnell	34,020,403	173,041
Dale B. Wolf	34,020,503	172,941
Daniel J. Houston	33,800,471	392,973

Messers. Epstein, McDonnell and Wolf have terms that expire in 2009, and Mr. Houston has a term that expires in 2008. David T. Blair, Thomas L. Blair, William E. Brock, Edward S. Civera, and Kenneth A. Samet continued their terms in office after the meeting.

2.	The 2006 Stock Incentive Plan (the “Plan”) to provide for a maximum of 1,500,000 shares that the Company may issue pursuant to the Plan, subject to reduction depending on the type of award, was approved by the following vote:

Total Votes For	24,378,161
Total Votes Against	4,476,178
Broker Non-Votes	14,557
Abstentions	5,324,548

3.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the fiscal year ending December 31, 2006, by the following vote:

Total Votes For	34,131,045
Total Votes Against	57,968
Abstentions	4,431

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3.2	Bylaws of HealthExtras, Inc. (2)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (3)

10.1	Form of Employment Agreement between HealthExtras, Inc. and Richard W. Hunt (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as Added By Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(4)	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

August 7, 2006	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

August 7, 2006	By:	/s/ Richard W. Hunt
Richard W. Hunt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)