Form 10-Q
period 2006-09-30
HEALTHEXTRAS INC
filed 2006-11-09
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 31, 2006 there were 41,221,763 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

Third Quarter 2006 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$41,815	$27,900
Marketable securities	42,325	27,725
Accounts receivable, net of allowance for doubtful accounts of $846 and $1,016 at September 30, 2006 and December 31, 2005, respectively	149,393	86,229
Income taxes receivable	1,370	1,173
Deferred charges	1,791	1,497
Other current assets	3,493	2,506

Total current assets	240,187	147,030
Property and equipment, net	13,804	9,577
Intangible assets, net of accumulated amortization of $6,616 and $4,645 at September 30, 2006 and December 31, 2005, respectively	29,746	26,442
Goodwill	102,166	101,591
Restricted cash	1,000	1,000
Other assets	3,537	372

Total assets	$390,440	$286,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,970	$69,520
Accrued expenses and other current liabilities	5,782	3,967
Note payable	—	5,000
Deferred income taxes	948	948
Deferred revenue	5,828	4,932

Total current liabilities	153,528	84,367
Deferred rent expense	1,494	1,443
Deferred income taxes	8,366	7,410
Note payable	—	7,500

Total liabilities	163,388	100,720

Commitments and contingencies

Minority interest	1,119	—

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 41,170 and 39,830 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	412	398
Additional paid-in capital	167,161	146,313
Less treasury stock at cost, 13 shares at September 30, 2006	(382)	—
Accumulated other comprehensive income	—	144
Retained earnings	58,742	38,437

Total stockholders’ equity	225,933	185,292

Total liabilities and stockholders’ equity	$390,440	$286,012

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenue (excludes member co-payments of $138,550, $69,475, $334,174 and $208,970 for the three and nine months ended September 30, 2006 and 2005, respectively)	$363,121	$166,784	$874,798	$513,044

Direct expenses	332,164	145,856	792,059	453,222
Selling, general and administrative expenses	17,864	11,244	52,403	33,262

Total operating expenses	350,028	157,100	844,462	486,484

Operating income	13,093	9,684	30,336	26,560
Interest income	1,596	518	3,645	1,471
Interest expense	(298)	(231)	(727)	(823)
Other income	46	26	90	57

Income before minority interest and income taxes	14,437	9,997	33,344	27,265
Minority interest	51	—	119	—

Income before income taxes	14,386	9,997	33,225	27,265
Income tax expense	5,622	3,699	12,919	10,088

Net income	$8,764	$6,298	$20,306	$17,177

Net income per share, basic	$0.22	$0.16	$0.51	$0.45
Net income per share, diluted	$0.21	$0.15	$0.48	$0.42
Weighted average shares of common stock outstanding, basic	40,397	38,810	40,111	38,349
Weighted average shares of common stock outstanding, diluted	42,426	41,581	42,277	41,174

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$20,306	$17,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,798	1,521
Amortization of intangibles and other assets	1,973	1,932
Provision for bad debts	200	—
Deferred income taxes	336	215
Equity based compensation charges	2,931	340
Minority interest in earnings of a subsidiary	119	—
Provision for inventory obsolescence	—	(25)
Changes in assets and liabilities:
Accounts receivable	(63,364)	(3,293)
Income tax receivable	(197)	3,808
Other assets	(3,925)	24
Deferred charges	(294)	28
Accounts payable, accrued expenses, and other liabilities	70,316	1,326
Deferred revenue	896	(294)

Net cash provided by operating activities	31,095	22,759

Cash flows from investing activities:
Purchases of property and equipment	(6,025)	(1,042)
Consideration payments related to previous business acquisitions	(450)	(6,482)
Purchases of marketable securities	(70,750)	(1,995)
Maturities of marketable securities	56,150	—
Proceeds from sale of property and equipment	—	15

Net cash used in investing activities	(21,075)	(9,504)

Cash flows from financing activities:
Repayments of notes payable	(12,500)	(11,750)
Deferred financing costs	(162)	—
Proceeds from exercise of stock options and warrants	7,214	7,693
Excess tax benefits due to option exercises	9,303	—
Proceeds from shares issued under employee stock purchase plan	422	244
Purchases of treasury stock	(382)	—

Net cash provided by (used in) financing activities	3,895	(3,813)

Net increase in cash and cash equivalents	13,915	9,442
Cash and cash equivalents at the beginning of period	27,900	67,068

Cash and cash equivalents at the end of period	$41,815	$76,510

Supplemental disclosure:
Cash paid for interest	$672	$830
Cash paid for taxes	$4,046	$6,065

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Comprehensive income:
Net income	$8,764	$6,298	$20,306	$17,177
Other comprehensive income:
Unrealized gains on interest rate swap	—	42	—	77
Less: reclassification adjustment for gains on interest rate swap realized in net income	(140)	—	(144)	—

Total comprehensive income	$8,624	$6,340	$20,162	$17,254

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 applies to financial statements that are issued for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently evaluating the impact this Interpretation may have on our financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently evaluating the impact that SAB 108 may have on our financial condition, results of operations or cash flows.

3.	BUSINESS COMBINATIONS

On December 16, 2005, the Company acquired the common stock of EBRx, Inc. (“EBRx”). The acquisition was structured as a merger between a wholly-owned subsidiary of the Company, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $0.9 million in related transaction costs. HCEM was funded by the Company with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, purchased a 20% ownership interest in the new parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and is recorded in the non-current “other assets” category in our consolidated balance sheet. The note receivable is collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bears interest of 4.38% per annum and has an indefinite due date. In addition, the transaction provides that the Company may purchase the remaining 20% interest beginning after twelve months and ending after fifteen months from closing at specified amounts based on the financial performance of EBRx. Moreover, EBRx has the right to require the Company to purchase the 20% interest beginning after fifteen months and ending after eighteen months from closing at specified amounts based on the financial performance of EBRx.

The acquisition provides for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006. In addition, there was a provision for earlier payment, based on a modified measurement at September 30, 2006, which was not met. Based on an independent valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $24.8 million, customer relationship intangibles of $7.4 million and non-competition agreements of $0.2 million. The customer relationship intangibles are amortized over an 11-year life and the non-competition agreements are amortized over a 3-year life. The cost of the acquisition may be increased depending on the resolution of the contingent consideration.

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of EBRx had been completed as of the beginning of the periods presented, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Revenue	$183,466	$561,849
Net income	6,676	18,344
Net income per share, basic	$0.17	$0.48
Net income per share, diluted	$0.16	$0.45
Weighted average per share, basic	38,810	38,349
Weighted average per share, diluted	41,581	41,174

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 80% of EBRx at January 1, 2005.

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the first nine months of 2006 are as follows (in thousands):

2006
Balance as of January 1, 2006	$101,591
Contingent consideration incurred	993
Additional transaction costs related to previous acquisition	450
Adjustment to purchase price allocation	(868)

Balance as of September 30, 2006	$102,166

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company performed its annual impairment testing at December 31, 2005 and concluded that no impairment of goodwill exists. All goodwill is recorded in the pharmacy benefit management (“PBM”) segment.

In June 2004, the Company acquired 100% of the common stock of Managed Healthcare Systems, Inc. (“MHS”). The purchase price included contingent consideration. Subject to the successful achievement of performance based specific revenue and gross profit targets, warrants to purchase 100,000 shares of the Company’s common stock at a price of $15.45 per share were recognized as additional purchase price consideration in June 2006. This additional consideration resulted in additional goodwill of $993,000 based on the fair value of the warrants at the date of acquisition.

In September 2006, the Company received an independent valuation report of the allocation of the purchase price to the net assets acquired of EBRx. This resulted in a decrease to goodwill of approximately $868,000 and an increase in intangible assets of approximately $1,573,000. Additionally, in the third quarter of 2006, the Company paid $450,000 of additional transaction costs related to the EBRx acquisition.

The following table sets forth the components of intangible assets (in thousands):

	Sept. 30, 2006	Dec. 31, 2005	Amortization period
Catalyst customer contracts	$5,700	$5,700	20 years
PNNC customer contracts	8,000	8,000	20 years
MHS customer contracts	8,289	8,289	15 years
EBRx customer contracts	7,393	6,000	11 years
Non-compete agreements	298	118	2 – 3 years
Other PBM contracts	6,682	2,980	5 months – 20 years

Total intangible assets	36,362	31,087
Accumulated amortization	(6,616)	(4,645)

	$29,746	$26,442

Catalyst Rx (“Catalyst”), Pharmacy Network National Corporation (“PNNC”), MHS and EBRx customer contracts represent the estimated fair value of customer contracts held by Catalyst, PNNC, MHS and EBRx at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income–method valuation calculations. Other PBM contracts allow the Company to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate.

The estimated aggregate amortization expense of intangible assets for the years ending December 31, 2006, 2007, 2008, 2009 and 2010, is $2.9 million, $3.2 million, $3.1 million, $2.8 million and $2.4 million, respectively.

5.	CREDIT FACILITY AND NOTES PAYABLE

In September 2006, the Company entered into a new $50.0 million revolving credit facility with its primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. There was no outstanding balance at September 30, 2006 on the credit facility or at December 31, 2005 on the previous credit facility.

The new credit facility is collateralized by all of the Company’s assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA.

Concurrent with entering into this new revolving credit facility, the Company repaid the then outstanding balance of $8.8 million on the term loan facility with its primary commercial bank and terminated the related interest rate swap. Termination of the interest rate swap resulted in a nominal gain recorded in interest income.

6.	STOCKHOLDERS’ EQUITY

The Company records treasury stock purchases under the cost method. For the three months and nine months ended September 30, 2006, 12,745 shares were purchased at a cost of approximately $0.4 million.

7.	CO-PAYMENTS

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

The following table illustrates the effects on the reported PBM revenue and operating expenses if the Company had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Reported PBM revenue	$351,728	$155,932	$840,953	$480,490
Member co-payments	138,550	69,475	334,174	208,970

Total	$490,278	$225,407	$1,175,127	$689,460

Reported PBM operating expenses	$324,339	$138,119	$768,807	$429,873
Member co-payments	138,550	69,475	334,174	208,970

Total	$462,889	$207,594	$1,102,981	$638,843

8.	SEGMENT REPORTING

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

Segment information for the three months ended September 30, 2006 and 2005 is as follows (in thousands):

Three months ended September 30, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$351,728	$11,393	—	$363,121
Direct expenses	324,339	7,825	—	332,164

Segment gross margin	27,389	3,568	—	30,957
Selling, general and administrative expenses	—	—	$17,864	17,864
Other income/(expense), net	—	—	1,293	1,293

Income before income taxes	—	—	—	14,386
Total assets	302,032	2,898	85,510	390,440
Goodwill and intangible assets, net	131,912	—	—	131,912
Accounts receivable	149,201	192	—	149,393
Accounts payable	140,864	106	—	140,970

Three months ended September 30, 2005	PBM	Supplemental Benefits	Corporate	Total
Revenue	$155,932	$10,852	—	$166,784
Direct expenses	138,119	7,737	—	145,856

Segment gross margin	17,813	3,115	—	20,928
Selling, general and administrative expenses	—	—	$11,244	11,244
Other income/(expense), net	—	—	313	313

Income before income taxes	—	—	—	9,997
Total assets	179,601	2,999	78,619	261,219
Goodwill and intangible assets, net	96,346	—	—	96,346
Accounts receivable	71,318	213	—	71,531
Accounts payable	57,293	675	—	57,968

Segment information for the nine months ended September 30, 2006 and 2005 is as follows (in thousands):

Nine months ended September 30, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$840,953	$33,845	—	$874,798
Direct expenses	768,807	23,252	—	792,059

Segment gross margin	72,146	10,593	—	82,739
Selling, general and administrative expenses	—	—	$52,403	52,403
Other income/(expense), net	—	—	2,889	2,889

Income before income taxes	—	—	—	33,225

Nine months ended September 30, 2005	PBM	Supplemental Benefits	Corporate	Total
Revenue	$480,490	$32,554	—	$513,044
Direct expenses	429,873	23,349	—	453,222

Segment gross margin	50,617	9,205	—	59,822
Selling, general and administrative expenses	—	—	$33,262	33,262
Other income/(expense), net	—	—	705	705

Income before income taxes	—	—	—	27,265

9.	NET INCOME PER SHARE

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income available to common stockholders	$8,764	$6,298	$20,306	$17,177

Calculation of shares:
Weighted average common shares outstanding, basic	40,397	38,810	40,111	38,349
Dilutive effect of stock options and warrants	2,029	2,771	2,166	2,825

Weighted average common shares outstanding, diluted	42,426	41,581	42,277	41,174

Net income per common share, basic	$0.22	$0.16	$0.51	$0.45
Net income per common share, diluted	$0.21	$0.15	$0.48	$0.42

During all periods presented, there were no options that were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares.

10.	STOCK-BASED COMPENSATION

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

For the three and nine months ended September 30, 2006, the Company granted 1,800 and 178,800 restricted shares, respectively, to employees pursuant to the 2003 EIP and the 2006 SIP with vesting periods ranging between 12 and 60 months.

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

Under the modified-prospective-transition method, compensation cost recognized in the three months and nine months ended September 30, 2006 included (i) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the three and nine months ended September 30, 2006 was approximately $52,000 and $330,000, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the three and nine months ended September 30, 2006 was approximately $32,000 and $203,000, respectively, lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The impact of adoption of SFAS No. 123(R) on the Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2006 is not material.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R). Amounts are in thousands, except per share data.

	Three months ended	Nine months ended
	September 30, 2005
Net income, as reported	$6,298	$17,177
Add: Stock option-based compensation expense included in reported net income, net of taxes	6	19
Deduct: Total stock option-based employee and director compensation expense determined under fair value based method for all awards, net of taxes	(707)	(2,274)

Net income, pro forma	$5,597	$14,922

Earnings per share:
Basic – as reported	$0.16	$0.45
Basic – pro forma	$0.14	$0.39

Diluted – as reported	$0.15	$0.42
Diluted – pro forma	$0.13	$0.36

The Company utilizes the modified American Black-Scholes economic option pricing method to establish the fair value of all option grants.

A summary of the Company’s stock option activity for the nine months ended September 30, 2006 is as follows:

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2005	4,433,994	$6.90
Granted	—	—
Exercised	(1,121,723)	6.45
Forfeited or expired	(46,250)	6.49

Outstanding at September 30, 2006	3,266,021	7.05
Exercisable at September 30, 2006	3,266,021	7.05

The aggregate intrinsic value of exercisable stock options at September 30, 2006 was approximately $69.4 million with a weighted average remaining life of 5.7 years. The total intrinsic value of stock options exercised during the three months and nine months ended September 30, 2006 was approximately $7.9 million and $27.7 million, respectively. No options vested during the three months ended September 30, 2006. The total fair value of stock options which vested during the nine months ended September 30, 2006 was approximately $0.6 million. As of September 30, 2006, there was no remaining unrecognized compensation cost related to unvested stock options.

A summary of the Company’s restricted share activity for the nine months ended September 30, 2006 is as follows:

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2005	385,000	$22.28
Granted	178,800	31.31
Vested	(42,250)	19.94
Forfeited or expired	(3,000)	27.59

Non-vested shares outstanding at September 30, 2006	518,550	25.57

As of September 30, 2006, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $11.1 million with a weighted average period over which it is expected to be recognized of 3.3 years.

The Company also offers an employee stock purchase plan (“ESPP”) that allows eligible employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first or last day of the quarter. The ESPP is considered compensatory under the provisions of SFAS No. 123(R). For the three months and nine months ended September 30, 2006, approximately $52,000 and $142,000, respectively, of the costs related to ESPP offerings is included in the Company’s stock-based compensation expense.

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

11.	COMMITMENTS AND CONTINGENCIES

During the routine course of securing new clients, the Company is sometimes required to provide performance bonds to cover the client transition. The terms of these performance bonds are typically focused on the first several months of operation for the new client when service is being implemented.

The Company has recently entered into formal arbitration proceedings to recover funds owed to the Company by a former service provider. The Company is confident that the amount it has recognized in the financial statements represents the true and valid amount due from this service provider. Nonetheless, the counter party is contesting the amount due and there is risk that a determination resulting from the arbitration process could differ from the amounts recognized in the financial statements. Management does not expect the ultimate outcome of this proceeding to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

12.	SUBSEQUENT EVENTS

On November 3, 2006, the Company entered into a Stock Purchase Agreement between the Company and HMA, INC., an Arizona corporation, to acquire all of the equity securities of R/xx Pharmacy Solutions, Inc. (“R/xx”) for $16 million and an additional $2 million subject to certain business retention criteria of R/xx. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. The Company has also established a business development marketing relationship with an affiliate, Pharmacy Benefit Consultants, Inc. (“PBC”), and has agreed to purchase PBC if requested by its shareholder on terms determined by the success of PBC in generating new business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Factors that we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 under “Item 1 A. Risk Factors.” We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management (“PBM”) services and supplemental benefit programs. Our PBM segment, which operates under the brand name “Catalyst Rx”, accounted for approximately 96% and 94% of our revenue in the first nine months of 2006 and 2005, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, managed care organizations, third-party administrators (“TPAs”), and unions, who contract with us to administer the prescription drug component of their overall health benefit programs. During the nine-month period ended September 30, 2006, we have initiated services with several large new PBM clients. As a result, total claims processed increased to 20.0 million in the nine-month period ended September 30, 2006 from 12.8 million during the same period in 2005, and our PBM segment revenue increased by 75% for the nine-month period ended September 30, 2006 compared to the same period in 2005. In particular, beginning July 1, 2006, we commenced providing PBM services to over 1.0 million members of Wellmark Blue Cross and Blue Shield of Iowa. For the three months and nine months ended September 30, 2006, this new client was responsible for over 2.4 million claims and accounted for 22.6% and 9.4% of PBM revenue and 21.9% and 9.1% of total revenue, respectively.

We also offer supplemental benefit programs developed by us under the brand name “HealthExtras”, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for approximately 4% and 6% of our revenue in the nine-month periods ended September 30, 2006 and 2005, respectively. Individuals are the major purchasers of these programs.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Catalyst Rx provides its clients access to a contracted, non-exclusive national network of approximately 58,000 pharmacies. Catalyst Rx’s services provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. Catalyst Rx uses an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription identification card or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members.

If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in reported PBM revenue and direct expenses for the three months ended September 30, 2006 and 2005, of $138.6 million and $69.5 million, respectively. Revenue and direct expenses for the nine months ended September 30, 2006 and 2005 would have increased by $334.2 million and $209.0 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on the reported PBM revenue and direct expenses if Catalyst Rx had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Reported PBM revenue	$351,728	$155,932	$840,953	$480,490
Member co-payments	138,550	69,475	334,174	208,970

Total	$490,278	$225,407	$1,175,127	$689,460

Reported PBM operating expenses	$324,339	$138,119	$768,807	$429,873
Member co-payments	138,550	69,475	334,174	208,970

Total	$462,889	$207,594	$1,102,981	$638,843

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions. On November 3, 2006, the Company entered into a Stock Purchase Agreement between the Company and HMA, INC., an Arizona corporation, to acquire all of the equity securities of R/xx Pharmacy Solutions, Inc. (“R/xx”) for $16 million and an additional $2 million subject to certain business retention criteria of R/xx. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. The Company has also established a business development marketing relationship with an affiliate, Pharmacy Benefit Consultants, Inc. (“PBC”), and has agreed to purchase PBC if requested by its shareholder on terms determined by the success of PBC in generating new business.

On December 16, 2005, the Company acquired 100% of the common stock of EBRx, Inc. (“EBRx”). The acquisition was structured as a merger between a wholly-owned subsidiary of the Company, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $0.9 million in related transaction costs. HCEM was funded by the Company with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, purchased a 20% ownership interest in the new parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and is recorded in the non-current “other assets” category in our consolidated balance sheet. The note receivable is collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bears interest of 4.38% per annum and has an indefinite due date. In addition, the transaction provides that the Company may purchase the remaining 20% interest beginning after twelve months and ending after fifteen months from closing at specified amounts based on the financial performance of EBRx. Moreover, EBRx has the right to require the Company to purchase the 20% interest beginning after fifteen months and ending after eighteen months from closing at specified amounts based on the financial performance of EBRx.

The acquisition provides for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006. In addition, there was a provision for earlier payment, based on a modified measurement at September 30, 2006, which was not met. Based on an independent valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $24.8 million, customer relationship intangibles of $7.4 million and non-competition agreements of $0.2 million. The customer relationship intangibles are amortized over an 11-year life and the non-competition agreements are amortized over a 3-year life. The cost of the acquisition may be increased depending on the resolution of the contingent consideration.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue. Revenue for the three months ended September 30, 2006 was $363.1 million compared to $166.8 million during the comparable prior year period. This third quarter 2006 revenue of $363.1 million consisted of $351.7 million generated from the PBM segment and $11.4 million from the supplemental benefits segment. The PBM revenue increased by $195.8 million, including: a) $179.4 million of revenue from increased prescription volume (which includes new clients since the prior year quarter including Wellmark of Iowa and the acquired EBRx business), b) $10.8 million of revenue from an increase in unit prices, and c) $5.6 million of revenue from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to 8.6 million in the third quarter of 2006 from 4.1 million in the comparable prior year period. The supplemental benefits revenue increased by $0.5 million due to increased program fees. The revenue for the three months ended September 30, 2005 of $166.8 million consisted of $155.9 million and $10.9 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended September 30, 2006 were $332.2 million, consisting of $324.4 million in direct expenses from the PBM segment and $7.8 million in direct expenses from the supplemental benefits segment. During the third quarter of 2006, the PBM segment direct expenses increased by

$186.3 million, while the supplemental benefits segment direct expenses increased by $0.1 million, compared to the same period in the prior year. The PBM segment’s $186.3 million increase in direct expenses is a direct function of the $195.8 million increase in PBM revenue. The resulting segment gross margin, defined as segment revenue less segment direct expenses, is consistent with our anticipated gross margin contribution from increased prescription volume, the acquisition of EBRx, an increase in the proportionate amount of prescription costs paid by the plan sponsor, and all other sources of changes in gross margin. The slight increase in direct expenses in the supplemental benefits segment was largely a result of a modest increase in membership.

Direct expenses for the three months ended September 30, 2005 were $145.9 million, consisting of $138.1 million and $7.8 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $332.2 million and $145.9 million for the three months ended September 30, 2006 and 2005 represented 94.9% and 92.8% of operating expenses for the respective periods.

Gross margin percentages in the PBM segment for the three months ended September 30, 2006 were 7.8%, or $27.4 million, compared to 11.4%, or $17.8 million, for the three months ended September 30, 2005. Gross margin percentages for the supplemental benefits segment for the three months ended September 30, 2006 were 31.3%, or $3.6 million, compared to 28.7%, or $3.1 million for the three months ended September 30, 2005.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts, changes in pricing structure with existing clients and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors have materially changed in the third quarter of 2006 in a manner that would meaningfully affect current or anticipated results. In the current quarter, gross margin rates decreased due to the addition of several large new clients with more competitive pricing. This decrease was somewhat offset by improved gross margin rates due to increased level of generic substitution. There were no other significant factors that influenced reported gross margins in 2006.

Gross margins in the supplemental benefits segment for the three months ended September 30, 2006 versus the comparable prior year period increased primarily due to increased program fees as well as lower costs for certain of the benefits in our programs.

Selling, General and Administrative. For the three months ended September 30, 2006, selling, general and administrative expenses increased by $6.6 million over the comparable prior year period to $17.9 million or 5.1% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses for the three-months ended September 30, 2006, of $17.9 million consisted of $9.7 million in compensation and benefits (which includes $1.0 million in non-cash compensation), $3.0 million in broker commissions, professional fees and technology service costs, $1.2 million in facility costs, $0.8 million in travel expenses, $0.4 million in insurance and other corporate expenses, $0.3 million in product endorsement and marketing, $1.3 million in other expenses (which includes $0.6 million in recruitment and temporary help) and $1.2 million in depreciation and amortization.

Selling, general and administrative expenses for the three-month period ended September 30, 2005, of $11.2 million consisted of $6.1 million in compensation and benefits, $1.6 million in commissions, professional fees and technology service costs, $0.8 million in facility costs, $0.6 million in travel expenses, $0.4 million in insurance and other corporate expenses, $0.1 million in product endorsement and marketing, $0.7 million in other expenses, and $0.9 million in depreciation and amortization.

Interest Income. Interest income increased to $1.6 million for the three-month period ended September 30, 2006 from $0.5 million in the comparable prior year period. This increase was primarily due to an increase in the rate of return available in the marketplace on our funds available for investment, including a switch from tax free to taxable investments.

Interest Expense. Interest expense of $0.3 million for the three month period ended September 30, 2006, was largely unchanged from the $0.2 million in interest expense during the comparable period in the prior year.

Minority Interest. EBRx is majority owned by us and 20% owned by former owners and management of EBRx. The minority interest for the three months ended September 30, 2006 represents 20% of the earnings of EBRx for that period.

Income Tax Expense. The effective income tax rate of 38.9% during the three months ended September 30, 2006, and 37.0% during the comparable prior year period represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where the Company operates. The tax rate in the current period is higher due to interest earned in the prior year on tax free investments, as well as an increase in the current period of our effective state income tax rate resulting from our growth and expansion into different geographic markets.

Net Income. Net income for the three months ended September 30, 2006 increased by $2.5 million over the comparable period in the prior year. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in interest income, partially offset by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $27.4 million in the third quarter 2006 from $17.8 million in the comparable prior year period. Segment operating information for the three-month periods ended September 30, 2006 and 2005 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
September 30, 2006
Segment revenue	$351,728	$11,393	$363,121
Segment direct expenses	324,339	7,825	332,164

Segment gross margin	$27,389	$3,568	$30,957

September 30, 2005
Segment revenue	$155,932	$10,852	$166,784
Segment direct expenses	138,119	7,737	145,856

Segment gross margin	$17,813	$3,115	$20,928

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue. Revenue for the nine months ended September 30, 2006 was $874.8 million compared to $513.0 million during the comparable prior year period. The 2006 nine-month period revenue of $874.8 million consisted of $841.0 million generated from the PBM segment and $33.8 million from the supplemental benefits segment. The PBM revenue increased by $360.5 million, including: a) $313.6 million of revenue from increased prescription volume (which includes new clients since the prior year period and includes Wellmark of Iowa and the acquired EBRx business), b) $28.9 million of revenue from an increase in unit prices, and c) $18.0 million of revenue from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to 20.0 million for the nine month of 2006 from 12.8 million in the comparable prior year period. The supplemental benefits revenue increased by $1.3 million due to increased program fees. Revenue for the nine months ended September 30, 2005 of $513.0 million consisted of $480.5 million and $32.5 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the nine months ended September 30, 2006 were $792.1 million, consisting of $768.8 million in direct expenses from the PBM segment and $23.3 million in direct expenses from the supplemental benefits segment. During the first nine months of 2006, the PBM segment direct expenses increased by $338.9 million, while the supplemental benefits segment direct expenses remained unchanged, compared to the same period in the prior year. The PBM segment’s $338.9 million increase in direct expenses are a direct function of the $360.5 million increase in PBM revenue. The resulting segment gross margin, defined as segment revenue less segment direct expenses, is consistent with our anticipated gross margin contribution from increased prescription volume, the acquisition of EBRx, an increase in the proportionate amount of prescription costs paid by the plan sponsor, and all other sources of changes in gross margin. The net no change in direct expenses in the supplemental benefits segment was largely a result of an increase in fees with marketing partners due to higher program fees offset by the negotiation of lower costs for certain of the benefits in our program.

Direct expenses for the nine months ended September 30, 2005 were $453.2 million, consisting of $429.9 million and $23.3 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $792.1 million and $453.2 million for the nine months ended September 30, 2006 and 2005 represented 93.8% and 93.2% of operating expenses for the respective periods.

Gross margin percentages in the PBM segment for the nine months ended September 30, 2006 were 8.6%, or $72.1 million, compared to 10.5%, or $50.6 million, for the nine months ended September 30, 2005. Gross margin percentages for the supplemental benefits segment for the nine months ended September 30, 2006 were 31.3%, or $10.6 million, compared to 28.3%, or $9.2 million for the nine months ended September 30, 2005.

Gross margins in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts, changes in pricing structure with existing clients and changes in the volume of prescription dispensing at lower cost network pharmacies. None of these factors have materially changed in the first nine months of 2006 in a manner that would meaningfully affect current or anticipated results. In the first nine months of 2006, gross margin rates decreased due to the addition of several large new clients with more competitive pricing and were somewhat offset by improved gross margin rates due to increased level of generic substitution. There were no other significant factors that influenced reported gross margins in the first nine months of 2006.

Gross margins in the supplemental benefits segment for the nine months ended September 30, 2006 versus the comparable prior year period increased primarily due to increased program fees as well as lower costs for certain of the benefits in our programs.

Selling, General and Administrative. For the nine months ended September 30, 2006, selling, general and administrative expenses increased by approximately $19.1 million over the comparable prior year period to $52.4 million or 6.2% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses for the nine months ended September 30, 2006, of $52.4 million consisted of $26.8 million in compensation and benefits (which includes $2.6 million in non-cash compensation), $8.3 million in broker commissions, professional fees and technology service costs, $3.2 million in facility costs, $3.4 million in travel expenses, $1.5 million in insurance and other corporate expenses, $0.8 million in product endorsement and marketing, $5.0 million in other expenses (which includes $1.8 million in recruitment and temporary help) and $3.4 million in depreciation and amortization.

Selling, general and administrative expenses for the nine-month period ended September 30, 2005, of $33.3 million consisted of $17.2 million in compensation and benefits, $4.4 million in commissions, professional fees and technology service costs, $2.4 million in facility costs, $2.0 million in travel expenses, $1.4 million in insurance and other corporate expenses, $0.8 million in product endorsement and marketing, $2.2 million in other expenses, and $2.9 million in depreciation and amortization.

Interest Income. Interest income increased to $3.6 million for the nine-month period ended September 30, 2006 from $1.5 million in the comparable prior year period. This increase was primarily due to an increase in the rate of return available in the marketplace on our funds available for investment.

Interest Expense. Interest expense of $0.7 million for the nine-month period ended September 30, 2006, decreased from $0.8 million during the comparable period in the prior year. This decrease reflects a decrease in the average outstanding amount of debt during the current period. In April 2005, we repaid $8.0 million outstanding on our line of credit and have not borrowed against it since. In addition, during both periods, the term loan was outstanding at decreasing levels due to routine monthly principal payments. In September 2006, we fully repaid the balance outstanding on the term loan.

Minority Interest. EBRx is majority owned by us and 20% owned by former owners and management of EBRx. The minority interest for the nine months ended September 30, 2006 represents 20% of the earnings of EBRx for that period.

Income Tax Expense. The effective income tax rate of 38.7% during the nine months ended September 30, 2006, and 37.0% during the comparable prior year period represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where the Company operates. The tax rate in the current period is higher due to interest income earned in the prior year on tax free investments, as well as an increase in the current period of our effective state income tax rate resulting from our growth and expansion into different geographic markets.

Net Income. Net income for the nine months ended September 30, 2006 increased by $3.1 million over the comparable period in the prior year. The increase in net income was primarily a function of an increase in gross margin in the PBM segment and an increase in interest income, partially offset by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $72.1 million in first nine months of 2006 from $50.6 million in the comparable prior year period. Segment operating information for the nine-month periods ended September 30, 2006 and 2005 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
September 30, 2006
Segment revenue	$840,953	$33,845	$874,798
Segment direct expenses	768,807	23,252	792,059

Segment gross margin	$72,146	$10,593	$82,739

September 30, 2005
Segment revenue	$480,490	$32,554	$513,044
Segment direct expenses	429,873	23,349	453,222

Segment gross margin	$50,617	$9,205	$59,822

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2006 and the foreseeable near-term future. Cash and cash equivalents and marketable securities at September 30, 2006 were $84.1 million. At September 30, 2006, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

Net Cash Provided by Operating Activities. Our operating activities generated $31.1 million of cash from operations in the nine-month period ended September 30, 2006, an $8.3 million increase from the $22.8 million generated in the comparable prior year period. This $31.1 million in cash provided by operating activities in 2006 reflects $20.3 million in net income, plus $7.4 million in non-cash charges, and a $3.4 million net decrease in working capital and other assets and liabilities. In particular, regarding the $3.4 million decrease, other assets increased $3.9 million due to several long-term technology service and product endorsement agreements as well as corporate liability insurance policies and the company experienced a temporary net benefit in the timing of payments and cash receipts for trade payables and receivables of $7.0 million. The cash provided by operating activities in the nine-month period ended September 30, 2005 of $22.8 million reflects net income of $17.2 million, plus $4.0 million in non-cash charges, and a $1.6 million net decrease in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2006 was $21.1 million compared to $9.5 million in the prior year period. The current period use of cash reflects the net purchase of $14.6 million in marketable securities, $6.0 million in capital expenditures and $0.5 million of consideration payments related to a previous business acquisition. The $9.5 million use of cash in the nine-month period ended September 30, 2005 consisted of $2.0 million for the purchase of marketable securities, $1.0 million in capital expenditures and $6.5 million of contingent consideration payments on a previous business acquisition.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2006 was $3.9 million compared to cash used in financing activities of $3.8 million in the comparable prior year period. In the current period we repaid $12.5 million in notes payable, incurred $0.2 million of deferred financing costs, purchased $0.4 million of treasury stock, received proceeds of $7.2 million from the exercise of options and $0.4 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan. In addition, the company received an income tax payable benefit of $9.3 million from the exercise of stock options. In the prior year period we repaid $11.8 million in notes payable and received $7.7 million in proceeds from the exercise of options and $0.3 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their most recent review, which was made as of the end of the Company’s third quarter ended September 30, 2006, the Company’s chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting for the Company’s quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, the Company may become subject to legal proceedings and claims. The Company is not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on the financial condition, results of operations or cash flows of the Company.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of HealthExtras, Inc.. (1)

3.2	Bylaws of HealthExtras, Inc.. (2)

4.1	Specimen Stock Certificate of HealthExtras, Inc.. (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(2)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

November 8, 2006	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

November 8, 2006	By:	/s/ Richard W. Hunt
Richard W. Hunt
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)