Form 10-K
period 2006-12-31
HEALTHEXTRAS INC
filed 2007-02-28
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

HEALTHEXTRAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	0-31014	52-2181356
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

800 King Farm Boulevard, Rockville, Maryland 20850

(Address of principal executive offices, zip code)

Registrant’s phone number, including area code (301) 548-2900

Title of each class	Name of each exchange on which registered
Common Stock	NASDAQ Global Select Market

Securities registered pursuant to 12(b) of the Act: Common Stock, $0.01 par value

Securities registered pursuant to 12(g) of the Act: None

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006 was $877,996,256 based on the closing price of $30.22 as reported on the then NASDAQ National Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of February 16, 2007, there were 41,466,002 shares outstanding of the Registrant’s $0.01 par value common stock.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of stockholders to be held in June 2007, a definitive copy of which will be filed within 120 days of December 31, 2006, is incorporated by reference in Part III of this Report on Form 10-K.

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

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2006. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to HealthExtras, Inc.

OVERVIEW

HealthExtras, Inc. provides pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. Our PBM segment, which operates primarily under the brand name Catalyst Rx, accounted for 97%, 94% and 91% of our revenue in 2006, 2005 and 2004, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators, referred to as TPAs, and managed care organizations, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 29.3 million in 2006 from 17.1 million in 2005. Our PBM segment revenue increased by 89% to $1.2 billion in 2006 from $650.9 million in 2005.

We also offer supplemental benefit programs developed by us, under the brand name HealthExtras, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 3%, 6% and 9% of our revenue in 2006, 2005 and 2004, respectively. Individuals are the major purchasers of these programs.

We were incorporated in Delaware in 1999. Our principal executive offices are located at 800 King Farm Boulevard, 4th Floor, Rockville, Maryland 20850. Our telephone number is 301-548-2900.

Our Internet website is www.healthextras.com. We make available free of charge on or through the website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This reference to our website is for the convenience of shareholders as required by the SEC and shall not be deemed to incorporate any information on the website into this Form 10-K or our other filings with the SEC.

PHARMACY BENEFIT MANAGEMENT

Our PBM segment provides our clients access to a contracted, non-exclusive national network of more than 58,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs and member education. We maintain an electronic point-of-sale system of eligibility verification and plan design information, and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, our system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

The Industry

The PBM industry has developed and grown in response to the increased utilization of pharmaceuticals, increased unit costs and broader application of prescription drugs to various conditions. These factors have combined to create a significant and recurring escalation in the cost of drug coverage offered by managed-care organizations, self-insured employers and TPAs. In order to understand, manage and mitigate these trends, many of these payor organizations have contracted for the specialized services offered by PBMs. According to the journal of Health Affairs, overall pharmacy expenditures in the United States are expected to be approximately $237.0 billion in 2007, an 8.1% increase over 2006. While pharmacy expenditure increases have moderated since a peak period from the late 1990’s through 2002, average annual increases of more than 8.0% are expected through 2015. Utilization and intensity are expected to contribute about half of the total of those expected spending increases, with the remainder resulting from price increases.

Factors contributing to the increase in pharmacy spending include:

•	greater reliance on drug therapy by the physician community,

•	increased “preventative prescribing” to manage high cholesterol levels and digestive disorders,

•	efforts by drug manufacturers to increase market share and extend single-source brand use,

•	the introduction of improvements over existing therapies, which normally carry higher unit prices than existing formulations,

•	increased patient demand and education as a result of direct-to-consumer advertising and other pharmaceutical marketing or promotional efforts,

•	an aging workforce,

•	increased obesity among all age groups, and

•	improved techniques and technology to detect and diagnose diseases.

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

Over the past several years, plan design has increasingly focused on the use of three-tier co-payment structures. Co-payments represent that portion of the cost of a prescription paid for by the member at the time the drug is dispensed. The purpose of these designs and the use of drug specific formulary lists is to create financial incentives for members to utilize generic drugs where available and to select the most cost-effective brand drugs indicated for a specific diagnosis or condition. In general, these plans incorporate the lowest member co-payments for generic drugs, with increases for preferred brand drugs and reaching their highest level for non-preferred brands. Typically these categories might require member co-payments of $10, $20 and $35 respectively. The use of these tiered plans has increased significantly over the past several years and now applies to approximately 70% of employer-sponsored members. In recent years, both the levels of member co-payment and the differential between tiers have continued to increase.

Competition

We believe the primary competitive factors in our PBM business are price, quality of service and scope of available services. Market share for PBM services in the United States is highly concentrated, with a few firms controlling over 70% of prescription volume. These larger national and regional PBMs, such as Medco Health Solutions, Express Scripts and Caremark, have significantly greater financial, marketing and technological resources at their disposal, to expand client base and grow their business. There are also large health insurers and certain HMOs which have their own PBM capabilities. Our competitors also include drug retailers and physician practice management companies.

Scale is a particularly important factor in negotiating prices with pharmacies and drug manufacturers. Though we have other advantages to offset our comparatively small scale, we could face more pricing competition in the future.

Some of our PBM services, such as disease management services, informed decision counseling services and medical information management services, also compete with those being offered by pharmaceutical manufacturers, specialized disease management companies and information service providers.

We have demonstrated our ability to serve a broad range of clients from large managed care organizations to employer groups with fewer than a thousand members. We believe the following are our principal competitive strengths:

Flexible and Customized Services. Because we are not affiliated with any pharmaceutical manufacturer, and because we do not own a full-service mail-order pharmaceutical facility, the formulary and plan designs we suggest to clients are highly flexible and not influenced by manufacturer relationships. Our larger competitors that have manufacturer affiliations or mail order assets are often in a position where they may benefit from increasing the volume of drug utilization generally or that of certain specific drugs. These conflicts arise where revenues from pharmaceutical manufacturers may support the inclusion of certain drugs on formulary which would not otherwise be included or may result from mail order utilization serving as an important source of profit for the PBM.

Local Market Presence. Our local market presence in Florida, Georgia, Iowa, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and the Carolinas allows us to offer attractive benefit pricing based on local pharmacy network rates and formulary design. We support our local markets from our primary operating facilities in Ft. Lauderdale, Florida, Des Moines, Iowa, Rockville, Maryland, Las Vegas, Nevada and Raleigh, North Carolina. These offices provide account management, customer service and clinical support programs including dedicated clinical pharmacists with expertise in plan design, treatment protocols and various cost management initiatives.

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

•

State and Local Governments: State and local governments are also employers who provide health benefits to their employees and retirees. Some state governments have a workforce and retiree population of comparable size to that of a Fortune 1000 employer. These clients are seeking the same customer service, attention to detail, and bottom line results as private sector employers. Because the vast majority of members in this market segment are geographically concentrated, we can analyze the prescribing and utilization trends associated with a state and local government entity and actively influence physicians’ prescribing practices in a particular region. These physician interactions draw on peer-reviewed clinical studies, generic drug utilization patterns, and the insights offered by the physicians themselves to deliver better care at lower costs.

•

Third-Party Administrators (TPAs): There are hundreds of TPAs in the U.S. that focus primarily on administering the health benefits of their clients. TPAs provide services to over 17 million employees, dependents, and retirees, paying over $17 billion annually in total health claims. As the TPA market continues to consolidate, and TPA clients increasingly seek out complete health benefits solutions from their TPA, we believe an increasing number of TPAs will be seeking a PBM partner to administer the prescription benefits of their clients. We acquired EBRx, Inc. in December 2005, in part due to its focus on serving the TPA market.

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

•

Customized Pharmacy Networks: In order to obtain greater pharmacy discounts for our clients, we work with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality, based on the concentration of client members in that area, and the resulting store traffic those members represent to a drug, grocery, or retail chain’s non-pharmacy business. We have established customized pharmacy networks in Florida, Iowa, Georgia, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, and the Carolinas and intend to develop similar networks in other parts of the country.

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

We have successfully integrated five strategic acquisitions over the last five years. Our acquisitions have provided us with a more diverse and complete set of products and services to sell to a larger customer base. For example, Catalyst’s previously developed demand management, generic substitution and other clinical programs have significantly enhanced our ability to serve larger and more sophisticated customers. The acquisitions have also allowed us to better capture efficiencies in corporate overhead and information technology investments. In each of these acquisitions, we achieved our objectives by integrating operations, realizing operating efficiencies, improving profitability and growing the revenue base of the acquired businesses. Most recently, we acquired EBRx, Inc. in December 2005 and R/xx Pharmacy Solutions, Inc. in November 2006. We integrated the EBRx operations in 2006. We will continue to look for acquisition opportunities that complement our existing operations and have characteristics similar to the companies previously acquired. These characteristics include geographic membership concentrations, opportunities to improve profitability and a base from which to generate revenue growth.

Customers.

One of our customers, Wellmark Blue Cross Blue Shield of Iowa, accounted for 13.9% of our PBM segment revenue and 13.5% of our consolidated revenue in 2006. Another of our customers, the State of Louisiana, accounted for 12.1% of our PBM segment revenue and 11.7% of our consolidated revenue in 2006. We commenced providing services to Wellmark Blue Cross Blue Shield of Iowa on July 1, 2006. Also, our ten largest customers, including the State of Louisiana and Wellmark Blue Cross Blue Shield of Iowa, accounted for 54.5% of our PBM segment revenue and 52.7% of our consolidated revenue in 2006.

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

•

Retail pharmacy network contracting and administration: We contract with more than 58,000 retail pharmacies nationwide at competitive discount rates which allow our members to access their benefits at a broad array of locations. We may offer clients access to sub-networks where higher discounts are available when offering a limited network of retail pharmacies to their members. We work with our retail pharmacy network providers to achieve the goals of our clients: quality, responsible and cost-effective prescription drug coverage for their members.

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

SUPPLEMENTAL BENEFITS

Supplemental Benefit Programs

We currently offer, under the brand name “HealthExtras,” supplemental benefit programs developed by us, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. Our supplemental benefits segment accounted for approximately 3%, 6% and 9% of our revenue in 2006, 2005 and 2004, respectively.

Our supplemental benefit programs are marketed and sold to individuals primarily by American Express, Citibank and Stonebridge, who incur the marketing expenses. Accordingly, the generation of supplemental benefit program revenue from new members is primarily dependent on the extent and timing of marketing campaigns funded by these three companies and the success they achieve.

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

Federal Laws and Regulations Affecting the PBM Segment

The following descriptions identify various federal laws and regulations that affect or may affect aspects of our PBM business:

Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The Medicare voluntary outpatient prescription drug benefit, “Part D,” established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or “MMA,” became effective on January 1, 2006. The MMA also created new guidelines for Medicare HMOs, termed Medicare Advantage Plans, which offer both an outpatient prescription drug benefit and health care coverage.

Medicare beneficiaries who elect Part D coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. The new outpatient prescription drug benefit is offered on an insured basis by prescription drug plans, “PDPs,” in 34 regions across the United States and by Medicare Advantage Plans, along with health care coverage, in 26 regions across the United States.

We are neither a PDP nor a Medicare Advantage Plan; however, we contract with PDPs and Medicare Advantage Plans, collectively “Part D Plans,” to provide various PBM services. In our capacity as a subcontractor with certain Part D Plan clients, we are indirectly subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If the federal Centers for Medicare & Medicaid Services referred to as “CMS,” determines that we have not performed satisfactorily as a subcontractor, CMS may request our PDP or Medicare Advantage Plan client to revoke our Part D activities or responsibilities under the subcontract. While we believe that we provide satisfactory level of service, under our respective subcontracts, we can give no assurances that CMS or a Part D Plan will not terminate our business relationships insofar as they pertain to Medicare Part D.

Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its contracted Medicare Drug Integrity Contractors, “MEDICs,” to ensure that Part D program funds are not spent inappropriately. In April 2006, CMS issued a final chapter 9 to the Medicare Prescription Drug Benefit Manual interpreting the fraud, waste and abuse provisions of Part D, referred to as the “FWA Guidance.” Among other things, the FWA Guidance cites the following examples of potential PBM fraud, waste and abuse risks in connection with Part D: prescription drug switching, unlawful remuneration, inappropriate formulary decisions, prescription drug splitting or shorting, and failure to offer negotiated prices. CMS has offered additional sub-regulatory guidance regarding some of these risk areas, particularly with respect to the Part D formulary decision making process which is highly regulated by CMS. We believe that we are in substantial compliance with the applicable laws pertaining to these risk areas. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of the underlying laws by the government enforcers or private litigants.

Also in 2006, CMS issued guidance to PDPs and Medicare Advantage Plans requiring that such plans report 100% of all price concessions received for PBM services. This CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor’s plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. We do not anticipate that such disclosures, to the extent required by Medicare plan partners, will have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

Federal Anti-Remuneration/Fraud and Abuse Laws.

The federal healthcare Anti-Kickback Statute prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and safe harbors, any remuneration, directly or indirectly, to induce the referral of individuals covered by federally funded health care programs, including Medicare, Medicaid and the Civilian Health and Medical Program of the Uniformed Services, “CHAMPUS,” or the purchase, or the arranging for or recommending of the purchase, of items or services for which payment may be made in whole or in part under Medicare, Medicaid, CHAMPUS or other federally funded health care programs. Sanctions for violating the Anti-Kickback Statute may include imprisonment, criminal and civil fines, and exclusion from participation in the federally funded health care programs.

The federal healthcare Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General, referred to as the “OIG” within the U.S. Department of Health & Human Services, the “DHHS” and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain safe harbors from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The Anti-Kickback Statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies as well as to PBMs in connection with such programs.

Additionally, it is a crime under the Public Contractor Anti-Kickback Statute, for any person to knowingly and willfully offer or provide any remuneration to a prime contractor to the United States, including a contractor servicing federally funded health programs, in order to obtain favorable treatment in a subcontract. Violators of this law also may be subject to civil monetary penalties.

In April 2003, the OIG published “Final OIG Compliance Program Guidance for Pharmaceutical Manufacturers,” referred to as “Compliance Guidance.” The Compliance Guidance is voluntary and is directly aimed at the compliance efforts of pharmaceutical manufacturers. This Compliance Guidance highlights several transactions as potential risks, including the provision of grants, “prebates” and “upfront payments” to PBMs to support disease management programs and therapeutic interchanges. The Compliance Guidance also indicates that the provision of rebates or other payments to PBMs by pharmaceutical manufacturers may potentially trigger liability under the Anti-Kickback Statute, if not properly structured and disclosed.

In October 2006, Medco Health Solutions, a PBM, entered into a $155 million civil settlement of claims that Medco destroyed and canceled valid patient prescriptions, solicited kickbacks from pharmaceutical manufacturers to favor their drugs, and paid kickbacks to health plans to obtain business. The case was settled under the False Claims Act, discussed below, but many allegations were based on the federal healthcare Anti-Kickback Statute. Similarly, in September 2005, Caremark, Inc., a PBM, entered into a $137 million civil settlement of claims that its subsidiary, AdvancePCS, allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper flat fee rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with AdvancePCS. The case was settled under the False Claims Act, discussed below, but the crux of the allegations pertained to anti-kickback violations.

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

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the Federal False Claims Act. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent to any federal agency.

There have been several qui tam actions filed under the Federal False Claims Act, the Public Contractor Anti-Kickback Statute and similar state laws, in various federal courts against several PBMs. The complaints allege, among other things, that such PBMs improperly favored the products of certain pharmaceutical manufacturers over less expensive products and engaged in improper mail order pharmacy practices. For example, in October 2006, Medco Health Solutions entered into a $155 million civil settlement of claims under both state and federal false claims statutes that it destroyed and canceled valid patient prescriptions, solicited kickbacks from pharmaceutical manufacturers to favor their drugs, and paid kickbacks to health plans to obtain business. Also, in September 2005, Caremark Inc. entered into a $137 million civil settlement of claims under both state and federal false claims statutes that its subsidiary, AdvancePCS, allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper flat fee rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with AdvancePCS. Both Medco and Caremark agreed to enter into 5-year corporate integrity agreements with the federal government in connection with their respective settlements.

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

ERISA Regulation.

ERISA regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans. We have agreements with self-funded corporate health plans to provide PBM services, and therefore, we are a service provider to ERISA plans. ERISA imposes duties on any person or entity that is a fiduciary with respect to the ERISA plan. We administer pharmacy benefits for ERISA plans in accordance with plan design choices made by the ERISA plan sponsors. We do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except when we have specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility and be named as a fiduciary for certain functions. In those cases where we have not accepted fiduciary status, there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations.

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

ERISA also imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are made or received. These provisions of ERISA are similar, but not identical, to the federal healthcare Anti-Kickback Statute discussed above. In particular, ERISA does not provide the statutory and regulatory safe harbor exceptions incorporated into the federal healthcare Anti-Kickback Statute. Like the health care anti-kickback laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. We have implemented policies regarding, among other things, disclosure to health plan sponsors with respect to any commissions paid by or to us that might fall within the scope of such provisions and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of ERISA.

FDA Regulation.

The U.S. Food and Drug Administration, the “FDA,” generally has authority to regulate drug promotional materials that are disseminated by or on behalf of a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBMs that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA has taken no further action on the Notice and Draft Guidance. However, there can be no assurance that the FDA will not attempt again to assert jurisdiction over aspects of our PBM business in the future and, although we are not controlled directly or indirectly by any drug manufacturer, the impact future FDA regulation could materially adversely affect our business, results of operations, financial condition or cash flows.

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

Numerous lawsuits are pending against several PBMs and pharmaceutical manufacturers under various state and federal antitrust laws by retail pharmacies throughout the United States challenging certain branded drug pricing practices. The complaints allege, in part, that the defendant PBMs accepted rebates and discounts from pharmaceutical manufacturers on purchases of brand-name prescription drugs and conspired with other PBMs to fix prices in violation of the Robinson Patman Act and the Sherman Antitrust Act. The suits seek unspecified monetary damages, including treble damages, and injunctive relief. Motions to dismiss are pending in all cases.

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

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal healthcare Anti-Kickback Statute and Federal False Claims Act described above. Such state laws are not necessarily limited to services or items for which federally funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Both the 2006 Medco Health Solutions and 2005 Caremark Inc. settlements, discussed above under “Federal Statutes Prohibiting False Claims,” included settlement of civil claims under several state false claims laws. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the Federal False Claims Act and there has been activity in several states during 2006 to do so.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations, financial condition or cash flows.

State Consumer Protection Laws.

Most states have enacted consumer protection and deceptive trade laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for investigations, prosecutions, and settlements of PBMs, initiated by state prosecutors as well as by private litigants.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

State Comprehensive PBM Regulation.

States continue to introduce legislation to regulate PBM activities in a comprehensive manner. Legislation seeking to impose fiduciary duties or disclosure obligations on PBMs has been proposed on some states. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on PBMs. The U.S. District Court for the District of Columbia has enjoined enforcement of the District of Columbia statute on the grounds that the statute may cause PBMs to disclose proprietary trade secrets and may be preempted by ERISA. However, in November 2005, the First Circuit Court of Appeals upheld the Maine disclosure law, but clarified that the law applies only to contracts entered into in Maine with respect to PBM customers, or covered entities in Maine. Further, the court held that PBMs are not ERISA fiduciaries, but rather that their relationship with their customers is contractual. The U.S. Supreme Court denied review of this case in June 2006. Among other things, the Maine law also requires the benefits of certain pharmaceutical manufacturer price concessions to be passed through to PBM clients. Similarly, both North Dakota and South Dakota have relatively comprehensive PBM laws that, among other things, increase required financial transparency, and regulate therapeutic interchange programs. It is too early to speculate what affect, if any, such state laws will have on PBM business operations or our ability to negotiate and/or retain rebates and administrative fees from pharmaceutical manufacturers with respect to our customers in those states. Additionally, we can give no assurance that other states will not enact similar legislation and the impact of such legislation on our business operations is uncertain.

In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy, an organization of state boards of pharmacy, the National Association of Insurance Commissioners, the “NAIC,” an organization of state insurance regulators, URAC and the National Committee on Quality Assurance, “NCQA,” both accreditation organizations, have considered or have recently passed proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. On June 7, 2006, URAC announced the formation of a Pharmacy Benefit Management Standards Committee to advise the organization on the creation of requirements for an accreditation program addressing pharmacy benefits management in the Medicare, commercial insurance, and health plan arenas. On October 17, 2006, URAC released draft accreditation standards for PBMs’ commercial business and it is expected to release draft standards for PBMs’ Medicare business in early 2007. In the summer of 2003, the NAIC adopted the “Health Carrier Prescription Drug Benefit Management Model Act” which sets forth model provisions for states to regulate formularies and create an exceptions process to provide access to non-formulary medicines and avoid drug management requirements such as step therapy. While the actions of the NAIC do not have the force of law, they may influence states to adopt requirements similar to the Model Act.

Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, TPAs, companies that provide utilization review services and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear.

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

Network Access Legislation.

A majority of states now have some form of legislation affecting our ability to limit access to a pharmacy provider network, referred to as any willing provider legislation, or removal of a network provider, referred to as due process legislation. Such legislation may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. Similarly, there are any willing pharmacy provisions applicable to Medicare Part D plans with which we contract. These statutes have not materially affected our business.

State Legislation Affecting Plan or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention, to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

State Discount Drug Card Regulation.

Numerous states have laws and/or regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. Such laws and regulations provide, generally, that any person may bring an action for damages or seek an injunction for violations. We administer a limited commercial discount drug card program that we do not consider material to our business. We believe our administration of the commercial discount drug card program is in compliance with various state laws. However, there can be no assurance that the existence of such laws will not materially impact our ability to offer certain new commercial products and/or services in the future.

Combined Federal and State Laws, Regulations and Other Standards Affecting the PBM Segment

Certain aspects of our PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Deficit Reduction Act of 2005.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005, the “DRA,” into law, enacting significant changes to the Medicaid system, a state and federally funded program, with respect to prescription drugs. Among other things, the DRA revises the methodology used to determine federal upper payment limits, the maximum amount a state can reimburse, for generic drugs under Medicaid, permits stronger cost-sharing requirements applicable to Medicaid prescription drugs, and contains provisions intended to reduce fraud, waste and abuse in the Medicaid program. The DRA’s fraud, waste and abuse provisions, among other things, incentivize states to enact their own false claims acts, mirrored on the Federal False Claims Act, described above, and appropriate federal funding to increase scrutiny of the Medicaid program. The fraud, waste and abuse provisions also include a provision intended to strengthen Medicaid’s status as payer of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. Although we do not contract directly with any state Medicaid programs, the provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny of the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandates the public availability of pharmaceutical manufacturer average manufacturer prices, or “AMPs,” and creates incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from average wholesale price-based methodologies to AMP-based methodologies, discussed in more detail, below, under “Legislation and Litigation Affecting Drug Prices.” Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk. DRA provisions regarding pharmacy restocking and double billing are discussed below in the section titled “Regulations Affecting Mail-Order Pharmacies.”

Privacy and Confidentiality Legislation.

Our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and anonymized data for research and analysis purposes. Many state laws restrict the use and disclosure of confidential medical information, and similar new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The final privacy regulations, the “Privacy Rule,” issued by the DHHS pursuant to the Health Information Portability and Accountability Act, “HIPAA” imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities known under the Privacy Rule as covered entities. PBMs, in general, are not considered covered entities. However, our clients are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

The final transactions and code sets regulation, the “Transaction Rule,” promulgated under HIPAA requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. DHHS promulgated a National Provider Identifiers, “NPI,” Final Rule which requires large health plans to utilize NPIs in all Standard Transactions after May 23, 2007 and requires small health plans to utilize NPIs in all Standard Transactions after May 23, 2008. NPIs will replace National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers.

We are undertaking the necessary arrangements to ensure that our standard transactions remain compliant with the Transaction Rule subsequent to the implementation of NPI Final Rule. The final security regulations, the “Security Rule,” issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic health care information. Similarly to the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities. We have made the necessary arrangements to ensure compliance with the Security Rule, as we are subject to many of its requirements as a result of our contracts with covered entities.

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

Legislation and Litigation Affecting Drug Prices.

Various federal and state Medicaid agencies, as well as legislators and private litigants have raised the issue of how average wholesale price, “AWP,” is determined. AWP is a standard pricing unit published by third party data sources and currently used throughout the PBM industry as the basis for determining drug pricing under contracts with clients, pharmacies and pharmaceutical manufacturers. Under MMA, AWP no longer serves as the basis for Medicare Part B Drug reimbursement, with certain limited exceptions. Rather, Part B drugs generally are reimbursed on an average sales price, “ASP,” methodology. The ASP calculation methodology, which takes into account various discounts offered by drug manufacturers, may cause some drug manufacturers to reduce the levels of discounts or rebates available to PBMs or their clients with respect to Medicare Part B drugs. Drugs that are reimbursed on an ASP reimbursement system by Medicare do not represent a significant portion of our business and we therefore do not believe that ASP reimbursement for such drugs will have a material adverse effect on our business, results of operations, financial condition or cash flows. The extent to which ASP will be used in pricing outside the Medicare Part B context or changes to AWP state and federal programs could alter the calculation of drug prices for federal and/or state programs. We are aware that at least one state, California, passed legislation in 2004 to implement a system to reimburse for Medicaid drugs using an ASP-based methodology, but such system has not yet been implemented. We are unable to predict whether any such changes will be adopted on a larger scale, and whether such changes would have a material adverse effect on our business, results of operations, financial condition or cash flows.

As part of a proposed class action settlement in the case of New England Carpenters Health Benefits Fund v. First DataBank, in a federal court in Massachusetts, First DataBank, “FDB,” has agreed to reduce the reported AWP of thousands of specific pharmaceutical products by five percent. Additionally, FDB has agreed to cease reporting AWPs for all pharmaceutical products within two years of the final settlement, with limited ability to resume publication of AWPs. At this time, the proposed settlement has received only preliminary court approval, and has not been finalized. We cannot predict the outcome of this case, or, if the settlement is approved, the precise timing of any of the proposed AWP changes. Except when our health plan clients mandate the use of AWP as reported by FDB, our contracts with pharmacies in our retail network and our health plan clients generally cite AWP as reported by Medispan, National Drug Data file, as a pricing source for brand name and certain generic drugs. If Medispan followed FDB in lowering the AWP reported for specific pharmaceutical products, the reductions could create disruption in our retail pharmacy network due to the adverse impact on AWP-based retail pharmacy pricing and pharmacy efforts to negotiate another drug pricing measure, such as AMP or Wholesale Acquisition Cost. Most of our contracts with our clients and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of any proposed reduction in reported AWP. If the proposed settlement should become final we would exercise our contractual rights as to mitigate as far as practicable the adverse impact to us. Whatever the outcome of this case, we believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. We believe our business model can utilize one or more other consistently calculated benchmarks but we cannot evaluate the overall financial impact that the transition to any such alternative benchmark might have. Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations, financial condition or cash flows in future periods.

The federal Medicaid rebate statute provides that pharmaceutical manufacturers must provide rebates on all drugs purchased by the Medicaid program. Manufacturers of brand-name pharmaceuticals must provide the Medicaid program a rebate equivalent to the greater of (1) 15.1% of AMP the average price for products sold to wholesalers, or (2) the difference between AMP and the best price given to customers other than the Medicaid program, with certain exceptions. We negotiate rebates with and services payments from drug manufacturers. Investigations have been commenced by certain government agencies which question whether AMPs and best prices, and thus Medicaid rebates, were properly calculated, reported and paid by the manufacturers to the Medicaid programs. We are not responsible for such calculations, reports or payments. Some pharmaceutical manufacturers may view the Medicaid rebate statute and/or the associated investigations as a disincentive to offer rebates and discounts to private parties, including PBMs and this may adversely affect our ability to negotiate manufacturer rebates in the future.

Additionally, the DRA, discussed above, directs the Secretary of DHHS to draft regulations further clarifying the calculation of AMP by pharmaceutical manufacturers and to make AMPs public beginning in 2007. In December 2006, CMS published draft regulations intended to clarify the calculation of AMP. It is our understanding that manufacturers have taken varying interpretations of the current law with respect to the treatment of rebates and administrative fees paid to PBMs in the AMP calculation. The draft AMP regulations and the final AMP regulations, anticipated in 2007, as well as the publication of manufacturer AMPs have the potential to affect our ability to negotiate manufacturer administrative fees and rebates in the future, and may affect the rates at which our pharmacies are reimbursed, but we cannot predict at this time whether the affect of such possible changes will be positive or negative.

Additionally, some states have adopted so-called most favored nation legislation providing that a pharmacy participating in the state Medicaid program must give the state the lowest price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.

Voluntary Industry Ethical Guidelines.

The Pharmaceutical Research and Manufacturers of America encourages its members to comply with a voluntary ethical code titled “PhRMA Code On Interactions with Healthcare Professionals.” This code, which is generally voluntary, but has the force of law in California, provides guidance relating to several facets of pharmaceutical manufacturers’ marketing practices, particularly with respect to payments to providers. We believe that these ethical guidelines do not have a material adverse effect on our business, results of operations, financial operations or cash flows.

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

Regulation of Controlled Substances.

Our mail order facility must register with the United States Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires us to comply with the DEA’s security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

State Licensure Laws.

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

Other Regulations.

The federal Deficit Reduction Act of 2005, recently signed into law, will explicitly prohibit the restocking and double billing of prescription drugs in connection with the Medicaid Program. Additionally, the Federal Trade Commission, referred to as “FTC,” regulates advertising by mail order pharmacies and requires such facilities to stock a reasonable supply of a product sold, to fill mail orders within 30 days and to provide customer refunds where appropriate. In addition, the FDA sets standards for the packaging of prescription drugs. Federal and state anti-remuneration laws also apply to our mail order pharmacy. We believe we are in substantial compliance with state and federal requirements pertaining to our mail order pharmacy operations.

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

In 2003, the FTC established the national Do-Not-Call Registry. Both the FTC and the Federal Communications Commission have adopted rules to enforce restrictions on companies marketing their goods and services to consumers by telephone. Subject to certain exemptions (such as an existing business relationship with the called party), telemarketers may not initiate telephone solicitations to individuals that have registered their numbers on the national Do-Not-Call Registry. Those who disregard the national Do-Not-Call Registry can be fined up to $11,000 per call. Companies are also required to maintain their own lists of consumers that have stated that they do not wish to receive future marketing calls, and must not solicit such consumers by telephone, even if the call falls within the scope of one of the exemptions to the national do-not-call rules.

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

EMPLOYEES

As of December 31, 2006, we had 410 employees whose services are devoted full time to HealthExtras and its subsidiaries. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 1A.	RISK FACTORS

Risks Related To Our Pharmacy Benefits Management Segment

Competition in our industry is intense and could reduce or eliminate our profitability.

The PBM industry is very competitive. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large companies with significant resources, purchasing power and other competitive advantages, which we do not have. A limited number of firms, including national PBM companies such as Medco, Express Scripts, Inc., and Caremark Rx, Inc., have an aggregate market share of approximately 70% of prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. In most cases, our competitors are large, profitable and well-established companies with substantially greater financial and marketing resources than our resources.

If we lose key clients as a result of competitive bidding for contracts, consolidation of clients or otherwise, our business, profitability and growth prospects could suffer.

We depend on a limited number of clients for a significant portion of our revenue. Our top ten clients generated approximately 54.5% of our PBM revenue in 2006, including approximately 13.9% from Wellmark Blue

Cross Blue Shield of Iowa and approximately 12.1% from the State of Louisiana. Our business, results of operations, financial condition or cash flows could suffer if we were to lose one or more of our significant clients.

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

Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and our business, results of operations, financial condition or cash flows could suffer. In addition, some large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations, financial condition or cash flows.

If we lose relationships with one or more key pharmaceutical manufacturers or if rebate payments we receive from pharmaceutical manufacturers decline, our business, results of operations, financial condition or cash flows could suffer.

We receive rebates from numerous pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition or cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufacturers for 2007, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services;

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

•	rebates decline due to contract branded products loosing their patents.

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

Changes in Industry Pricing Benchmarks Could Adversely Affect Our Financial Performance.

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include AWP, AMP and wholesale acquisition cost, referred to as “WAC”. Most of our contracts utilize the AWP standard. Recent events, including legislation applicable to Medicare, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry. These matters are discussed in detail in under “Business—Government Regulation/Legislation and Litigation Affecting Drug Price,” above. We believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future.

Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations, financial condition or cash flows in future periods.

If our business continues to grow rapidly and we are unable to manage this growth, our business, results of operations, financial condition or cash flows could suffer.

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $1.2 billion in 2006. Our business strategy is to continue to seek to expand our PBM operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations, financial condition or cash flows could be adversely affected. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management, and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

If we are unable to manage potential problems and risks related to future acquisitions, our business, results of operations, financial condition or cash flows could suffer.

Part of our growth strategy includes making acquisitions involving new markets and complementary products, services, technologies and businesses. If we are unable to overcome the potential problems and inherent risks related to such future acquisitions, our business, results of operations, financial condition or cash flows could suffer. Our ability to continue to expand successfully through acquisitions depends on many factors, including our ability to identify acquisition prospects and negotiate and close transactions. Even if we complete future acquisitions:

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

•

we would be required to amortize the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and we also would be required to reduce our net income in future years if we were to experience an impairment of goodwill or other intangible assets attributable to an acquisition;

•	we could be exposed to unanticipated liabilities of acquired businesses;

•	our management’s attention could be diverted from other business concerns; and

•	we could lose key employees or customers of the acquired business.

In November 2006, we acquired R/xx. We expect to integrate the operations of R/xx during 2007. There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that we will successfully operate this new business in the future.

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

Various aspects of our business may subject us to litigation and liability for damages, for example, the performance of PBM services and the operation of our call centers and Web site. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations, financial condition or cash flows, our business reputation and our ability to attract and retain clients, network pharmacies, and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

Disruption of our point of sale information system and transaction processing system, which relies on third parties, could have a material adverse effect on our business, results of operation, financial condition or cash flows.

Our operations utilize an electronic network connecting approximately 58,000 retail pharmacies to process third-party claims. This system is provided by a third-party adjudication vendor. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers’ service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to perform automated transaction processing. There can be no assurance that our business will not be harmed by service interruptions or software performance problems.

The failure by our health plan clients to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our business, results of operation, financial condition or cash flows.

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

Among the legislation and government regulations that could affect us as a provider of PBM services are the regulatory matters discussed in detail in under “Business—Government Regulation,” above.

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

There are many uncertainties presented by the MMA, which is one of the reasons we opted not to participate under the interim endorsed drug discount card program or to directly sponsor a PDP. However, we do contract with Medicare Part D Plans, as described under “Business—Government Regulation,” above. In the limited capacity of a subcontractor we will be subject, indirectly, to certain regulatory requirements, as more fully described in the detailed discussion of the MMA and its potential implications under “Business—Government Regulation,” above.

Risks Related To Our Supplemental Benefits Segment

The National Do Not Call Registry under FTC rules may have a material adverse effect on the marketing of our supplemental benefit programs.

Over 50 million consumers have registered on the Do-Not-Call Registry established by the FTC, which became effective on October 1, 2003. This Registry limits the ability to telemarket our supplemental benefit programs. Although we do not believe the Registry has had a material adverse effect on sales of our supplemental benefit programs to date, it could have such an effect in the future.

If we lose one or more or substantially change any of our marketing relationships, our access to potential customers would decline, and our business, results of operation, financial condition or cash flows could suffer.

A significant majority of all of our supplemental benefit program sales is attributable to our marketing relationships with Stonebridge Life Insurance Company, a member of the AEGON Group of Companies, and American Express Travel Related Services Company, Inc. If we lose one or more or substantially change any of these relationships and are unable to replace them with other marketing outlets, our access to potential customers would decline and our business, results of operations, financial condition or cash flows could suffer.

If we lose our relationships with the providers of the benefits under our programs, we could have difficulty meeting demand for our programs.

We are dependent on third party providers for the benefits included in our supplemental benefit programs. Those benefits are provided pursuant to arrangements with National Union Fire Insurance Company of Pittsburgh, a subsidiary of American International Group Inc., Unum Life Insurance Company of America, and others, which may be terminated on relatively short notice. If we were to lose these relationships and were unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

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

Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate consumer protection. The FTC has adopted regulations which prohibit most telemarketers from calling a number listed on a National Do Not Call Registry. Violators are subject to a fine of up to $11,000 per violation. Under those FTC regulations, telemarketers can continue to call consumers with whom a company has an existing business relationship and consumers who request information about a company’s products can be called for three months. In addition, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations. While compliance with these regulations is generally the responsibility of the marketers and subcontractors, there can be no assurance that we would have no exposure to liability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

In June 2004, we entered into a ten-year lease for approximately 37,000 square feet of office space in a new office building located in Rockville, Maryland and moved our headquarters to the new location in the third quarter of 2004. In June 2006, this lease was amended to add an additional 7,000 square feet of office space in the same building which we occupied in February 2007. We also have satellite offices in Florida, Georgia, Iowa, Louisiana, Mississippi, Nevada, New Mexico, North Carolina and Texas.

Ten of our eleven satellite offices, with a total of 55,000 square feet, are under leases that expire over terms through August 2013 and the other office is under a month-to-month lease. We believe that suitable space on commercially reasonable terms will be available as required.

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

We entered into formal arbitration proceedings to recover funds owed to us by a former service provider. We are confident that the amount we recognized in our financial statements represents the true and valid amount due from this service provider. Nonetheless, the counter party is contesting the amount due and there is risk that a determination resulting from the arbitration process could differ from the amounts recognized in the financial statements. We do not expect the ultimate outcome of this proceeding to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HLEX.” The following table sets forth for each period indicated the high and low sales closing prices for our common stock on the NASDAQ Global Select Market since July 3, 2006 and prior to that date on the predecessor NASDAQ National Market:

	High	Low
2005
First quarter	$17.87	$14.48
Second quarter	$20.29	$15.82
Third quarter	$22.24	$18.99
Fourth quarter	$25.35	$18.28
2006
First quarter	$36.89	$27.23
Second quarter	$34.90	$27.05
Third quarter	$31.05	$25.69
Fourth quarter	$27.85	$20.26

On February 16, 2007, the closing sale price of the common stock, as reported by the NASDAQ Global Select Market was $24.89 per share. As of February 16, 2007, there were approximately 14,000 holders of our common stock either of record or in street name.

Dividend Policy

We have never paid a dividend on our common stock and have no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on the Company’s financial and other relevant circumstances at that time, to pay dividends.

Recent Sales of Unregistered Securities

The Company issued 25,000 shares of its common stock in 2006 and 2005, respectively, to a non-employee pursuant to a previously executed consulting services agreement. This issuance was made in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share data)
Statement of Operations Data:
Revenue	$1,271,006	$694,519	$521,325	$384,094	$248,407

Direct expenses (1)	1,176,877	627,194	471,948	348,666	214,872
Selling, general and administrative (1)	46,414	32,501	24,418	18,400	30,135

Total operating expenses	1,223,291	659,695	496,366	367,066	245,007

Operating income	47,715	34,824	24,959	17,028	3,400
Interest income (expense), net	4,374	1,231	(762)	(443)	(82)
Other income	141	87	2,100	—	—

Income before income taxes and minority interest	52,230	36,142	26,297	16,585	3,318
Minority interest	248	—	—	—	45

Income before income taxes	51,982	36,142	26,297	16,585	3,273
Income tax (benefit) expense	20,408	13,162	9,914	6,268	(10,205)

Net income	$31,574	$22,980	$16,383	$10,317	$13,478

Net income per share, basic	$0.78	$0.59	$0.49	$0.32	$0.42
Net income per share, diluted	$0.75	$0.56	$0.45	$0.30	$0.42
Weighted average shares of common stock outstanding, basic	40,270	38,648	33,642	32,447	32,234
Weighted average shares of common stock outstanding, diluted	42,319	41,353	36,407	34,454	32,420

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$91,701	$55,625	$67,068	$28,877	$17,531
Total assets	436,024	286,012	244,252	141,768	120,002
Long term debt	—	7,500	20,500	10,000	18,000
Total liabilities	194,729	100,720	96,602	70,790	60,477
Total stockholders’ equity	240,047	185,292	147,650	70,978	59,525

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to direct expenses. Amounts reclassified from selling, general and administrative expense to direct expense were $13.9 million, $11.2 million, $7.5 million and $5.3 million for the years ended December 31, 2005, 2004, 2003 and 2002, respectively. We believe this presentation better reflects the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve a number of risks and uncertainties including, without limitation, those identified under Item 1A. “Risk Factors” and elsewhere in this Form 10-K. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. Our PBM segment, which operates primarily under the brand name Catalyst Rx, accounted for approximately 97%, 94% and 91% of our revenue in the years ended 2006, 2005 and 2004, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, managed care organizations, third-party administrators, referred to as TPAs, and unions, who contract with us to administer the prescription drug component of their overall health benefit programs. Our PBM segment revenue increased by 89% to $1.2 billion in 2006 from $650.9 million in 2005. During 2006, we initiated services with several large new PBM clients. As a result, total claims processed increased to 29.3 million in 2006 from 17.1 million in 2005. In particular, beginning July 1, 2006, we commenced providing PBM services to over 1.0 million members of Wellmark Blue Cross Blue Shield of Iowa. For the year ended December 31, 2006, this new client was responsible for 5.1 million claims and accounted for 13.9% of our PBM revenue and 13.5% of our total revenue for the year.

We also offer supplemental benefit programs developed by us under the brand name HealthExtras, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for approximately 3%, 6% and 9% of our revenue in the years ended 2006, 2005 and 2004, respectively. Individuals are the major purchasers of these programs.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Our PBM segment provides our clients access to a contracted, non-exclusive national network of more than 58,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees, for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

Member co-payments are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members.

If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported PBM revenue and direct expenses of $477.0 million, $279.2 million and $213.0 million, for the years ended December 31, 2006, 2005 and 2004, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following table illustrates the effects on the reported PBM revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in thousands):

	December 31,2006	December 31,2005	December 31,2004
Reported PBM revenue	$1,229,144	$650,911	$475,229
Member co-payments	476,983	279,238	213,014

Total	$1,706,127	$930,149	$688,243

Reported PBM direct expenses	$1,149,233	$594,251	$436,305
Member co-payments	476,983	279,238	213,014

Total	$1,626,216	$873,489	$649,319

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions.

On November 3, 2006, we purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. referred to as “R/xx”, an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. The acquisition provides for an additional cash consideration payment of $2.0 million subject to certain client retention criteria. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. We have also established a business development marketing relationship with an affiliate, Pharmacy Benefit Consultants, Inc., referred to as “PBC”, and have agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business. The acquisition of R/xx resulted in goodwill of $13.4 million and intangible assets of $5.6 million. The allocation of the purchase price to the net assets acquired is preliminary and may be adjusted upon completion of a valuation study which is currently in progress. Consequently, the allocation of purchase price to intangible assets is subject to adjustment. Additionally, the cost of the acquisition may be increased depending on the resolution of the contingent consideration

On December 16, 2005, we acquired the common stock of EBRx, Inc. The acquisition was structured as a merger between a wholly-owned subsidiary of the Company, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $0.8 million in related transaction costs. HCEM was funded by us with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, purchased a 20% ownership interest in the parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and is recorded in the current other assets category in our consolidated balance sheet. The note receivable was collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bore interest of 4.38% per annum and had an indefinite due date. In addition, the terms of the transaction provided that we may purchase the remaining 20% minority ownership interest beginning after twelve months and ending after fifteen months from closing at specified amounts based on the financial performance of EBRx. On February 6, 2007, we acquired the minority ownership interest in the parent of EBRx through the acquisition of a separate entity and transferred the shares in the operating subsidiary to HCEM. The transaction resulted in a cash payment of $30.3 million prior to the repayment of related transaction debt and accrued interest.

The acquisition of EBRx also provided for an additional contingent payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006. The contingent consideration earned in 2006 was $2.4 million.

Based on a valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $27.3 million, inclusive of the $2.4 million contingent consideration payment, and customer relationship intangibles of $7.4 million and non-competition agreements of $0.2 million. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

On June 18, 2004, we acquired 100% of the common stock of MHS for a cash payment of $37.3 million and 100,739 shares of our common stock valued at $1.5 million. In addition, we agreed to issue $4.0 million principal amount of non-negotiable promissory notes, warrants to purchase up to 300,000 shares of our common stock at an exercise price of $15.45 per share, and to pay $2.0 million in cash, all subject to performance-based standards and certain revenue and gross profit criteria attributable to MHS. The acquisition of MHS was accounted for using the purchase method of accounting, and we recorded goodwill of approximately $30.4 million and intangible assets of $8.4 million. In July 2005, subject to the various revenue and gross profit performance requirements, we paid the additional contingent cash consideration in a total amount of $6.2 million and issued 100,000 common stock warrants at an exercise price of $15.45 per share. Also, in July 2006, subject to the various revenue and gross profit performance requirements, we issued an additional 100,000 common stock warrants at an exercise price of $15.45 per share. Each of these warrant issuances were valued at $1.0 million and were recognized as additional goodwill as a component of the acquisition accounting. The remaining 100,000 warrants remain potentially issuable subject to future revenue and gross profit performance based requirements.

We have successfully integrated MHS and EBRx into our financial, organizational, management and technology structure. As a result, we achieved cost savings from the consolidation of certain corporate activities and the elimination of certain duplicate components of our corporate operations. We expect to integrate the operations of R/xx in 2007.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue. Revenue from operations for the year ended December 31, 2006 was $1.3 billion, consisting of $1.2 billion generated from the PBM segment and $41.9 million from the supplemental benefits segment. The PBM revenue increased by $578.2 million, including $510.2 million from increased prescription volume, which includes increases associated with the Wellmark Blue Cross Blue Shield of Iowa contract, a full year of EBRx operations and two months of R/xx operations; $43.4 million from an increase in unit prices; and $24.6 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 29.3 million in 2006 from approximately 17.1 million in 2005. A significant contributor to the increase in revenue and prescription volume was a new contract with Wellmark Blue Cross Blue Shield of Iowa covering over 1.0 million members, which commenced on July 1, 2006. This contract generated 13.9% and 13.5% of our PBM and total revenue, respectively. The supplemental benefits revenue for 2006 remained largely unchanged from 2005. Revenue for year the ended December 31, 2005 was $694.5 million, consisting of approximately $650.9 million and $43.6 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the year ended December 31, 2006 were $1.2 billion, consisting of $1.1 billion in direct expenses from the PBM segment and $27.6 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $555.0 million, while the supplemental benefits segment direct expenses decreased by approximately $5.3 million. The PBM segment’s increase in direct expenses is related to the $578.2 million increase in PBM revenue. The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for year ended December 31, 2005 were $627.2 million, consisting of approximately $594.3 million and $32.9 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $1.2 billion and $627.2 million for the years ended December 31, 2006 and 2005 represented 96.2% and 95.1% of operating expenses for the respective periods.

Gross margins, calculated as segment revenue less segment direct expense, in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed in 2006 in a manner that would meaningfully affect current or anticipated results. In 2006, composite gross margin percentages were reduced by the addition of several new large contracts including Wellmark Blue Cross Blue Shield of Iowa, which are more competitively priced due to their size. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. During 2006, we enhanced one of our telemarketing programs and modified one of our contracts with a partner. Both of these changes had a positive impact on our 2006 gross margin when compared to our 2005 gross margin.

Selling, General and Administrative. For the year ended December 31, 2006, selling, general and administrative expenses increased by approximately $13.9 million over the prior year to $46.4 million or 3.8% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses of $46.4 million for the year ended December 31, 2006, included $25.1 million in compensation and benefits, which includes $3.6 million in non-cash compensation, $4.1 million in professional fees and technology services, $4.2 million in facility costs, $2.2 million in travel expenses, $2.0 in insurance and other corporate expenses, $0.3 million in product endorsement and marketing, $3.7 million in other, which includes $2.2 million in recruitment and temporary help, and $4.8 million in depreciation and amortization.

Selling, general and administrative expenses for the year ended December 31, 2005, of $32.5 million consisted of $17.1 million in compensation and benefits, which includes $1.2 million in non-cash compensation, $2.8 million in professional fees and technology service costs, $3.3 million in facility costs, $2.2 million in travel expenses, $1.7 million in insurance and other corporate expenses, $0.2 million for product endorsement and marketing, $1.3 million in other expenses, which includes $0.7 million in recruitment and temporary help, and $3.9 million in depreciation and amortization.

Interest Income. Interest income increased to $5.1 million for the year ended December 31, 2006 from $2.3 million in the prior year. The increase was primarily due to an increase in the rate of return available in the marketplace and increase in average funds available for investment.

Interest Expense. Interest expense decreased to $0.8 million in the year ended December 31, 2006 from $1.1 million in the year ended December 31, 2005. This decrease reflects a decrease in the average outstanding amount of debt during the current year. In particular, in April 2005, we repaid $8.0 million outstanding on our line of credit and have not borrowed against it since, and in September 2006 we fully repaid the balance outstanding on our term loan facility.

Minority Interest. EBRx is majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. The minority interest for 2006 represents 20% of the earnings of EBRx for the year.

Income Tax Expense. The effective income tax rates of 39.1% in 2006 and 36.4% in 2005 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The tax rate in 2005 was lower than in 2006, in particular due to interest income earned on federally tax exempt investments and an increase in 2006 in our effective state income tax rate reflective of our expansion into additional state jurisdictions.

Net Income. Net income for year ended December 31, 2006 increased by approximately $8.6 million over the same period in 2005 to $31.6 million. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in interest income, reduced by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $79.9 million in 2006 from $56.7 million in 2005, largely attributable to the onset of new clients. Segment operating information for 2006 and 2005 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
December 31, 2006
Revenue	$1,229,144	$41,862	$1,271,006
Segment direct expenses	1,149,233	27,644	1,176,877
Segment gross margin	79,911	14,218	94,129

December 31, 2005
Revenue	$650,911	$43,608	$694,519
Segment direct expenses	594,251	32,943	627,194
Segment gross margin	56,660	10,665	67,325

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue. Revenue from operations for year ended December 31, 2005 was $694.5 million, consisting of $650.9 million generated from the PBM segment and $43.6 million from the supplemental benefits segment. The PBM revenue increased by $175.7 million, including: $165.1 million of revenue from increased prescription volume, which includes increases associated with a full year of activity on the State of Louisiana contract, a full year of MHS operations, and less than a month of EBRx operations; $8.7 million from an increase in the proportionate amount of prescription costs paid by the plan sponsor; and $1.9 million of all other revenue increases. Total claims processed increased to approximately 17.1 million in 2005 from approximately 12.8 million in 2004. A significant contributor to the increase in revenue and prescription volume was a contract with the State of Louisiana, currently covering about 145,000 members, which commenced on July 1, 2004. This contract generated 20.0% and 11.8% of our total revenue and 21.3% and 13.0% of our PBM revenue, in 2005 and 2004, respectively. Supplemental benefits revenue decreased by $2.5 million, due to decreased membership. Revenue for the year ended December 31, 2004 was $521.3 million, consisting of approximately $475.2 million and $46.1 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for year ended December 31, 2005 were $627.2 million, consisting of $594.3 million in direct expenses from the PBM segment and $32.9 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased by $158.0 million, while the supplemental benefits segment direct expenses decreased by approximately $2.7 million. The PBM segment’s increase in direct expenses is related to the $175.7 million increase in PBM revenue. The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for year ended December 31, 2004 were $471.9 million, consisting of $436.3 million and $35.6 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $627.2 million and $471.9 million for years ended December 31, 2005 and 2004 represented 95.1% of operating expenses for each of the respective periods.

Gross margins, calculated as segment revenue less segment direct expense, in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. In 2005, gross margins were improved by an increased level of generic substitution and an increased volume of higher margin workers compensation business resulting from the acquisition of the MHS business. These increases were largely offset in percentage terms by the addition of the State of Louisiana contract that has lower percentage margin contributions than our historical averages.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. Gross margin dollars remained relatively unchanged in 2005 from 2004.

Selling, General and Administrative. For the year ended December 31, 2005, selling, general and administrative expenses increased by approximately $8.1 million over the prior year to $32.5 million or 4.9% of operating expenses. This increase was primarily associated with PBM segment growth and the related sales and marketing initiatives, and new client implementations.

Selling, general and administrative expenses for the year ended December 31, 2005, of $32.5 million consisted of $17.1 million in compensation and benefits, which includes $1.2 million in non-cash compensation, $2.8 million in professional fees and technology service costs, $3.3 million in facility costs, $2.2 million in travel expenses, $1.7 million in insurance and other corporate expenses, $0.2 million for product endorsement and marketing, $1.3 million in other expenses, which includes $0.7 million in recruitment and temporary help, and $3.9 million in depreciation and amortization.

Selling, general and administrative expenses for the year ended December 31, 2004, of $24.4 million consisted of $9.4 million in compensation and benefits, $2.6 million in professional fees and technology service costs, $2.6 million in facility costs, $2.0 million in travel expenses, $1.7 million in insurance and other corporate expenses, $0.7 million for product endorsement and market research, $2.4 million in other expenses, which includes $0.6 million in recruitment and temporary help,, and $3.0 million in depreciation and amortization.

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

Interest Expense. Interest expense of $1.1 million for the year ended December 31, 2005 was consistent with the prior year expense. During 2004, we maintained higher average outstanding debt levels, particularly after the MHS acquisition in June, compared to 2005, but the 2004 interest rates were also lower on average than 2005, resulting in similar interest expense during both years. At the time of the MHS acquisition in June 2004 we entered into a $20.0 million term loan and increased our line of credit. In the fourth quarter of 2004 we raised capital through the sale of common stock and repaid the line of credit. The line of credit expired in June 2006. During 2005, we continued to service the term loan.

Income Tax Expense. The effective income tax rate of 36.4% in 2005 and 37.7% in 2004 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The tax rate in 2005 was lower than 2004, in particular, due to interest income earned on federally tax exempt investments.

Net Income. Net income for year ended December 31, 2005 increased by $6.6 million over the same period in 2004 to $23.0 million. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in interest income. PBM segment gross margins increased to $56.7 million in 2005 from $38.9 million in 2004, largely attributable to the $175.7 million increase in PBM revenues from the year ended December 31, 2004 to the year ended December 31, 2005. Segment operating information for 2005 and 2004 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
December 31, 2005
Revenue	$650,911	$43,608	$694,519
Segment direct expenses	594,251	32,943	627,194
Segment gross margin	56,660	10,665	67,325

December 31, 2004
Revenue	$475,229	$46,096	$521,325
Segment direct expenses	436,305	35,643	471,948
Segment gross margin	38,924	10,453	49,377

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operations. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years we generated positive cash flow from operations and anticipate similar results in 2007 and the foreseeable near-term future. Cash and cash equivalents and marketable securities at December 31, 2006 were $91.7 million. At December 31, 2006, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

Net Cash Provided by Operating Activities. Our operating activities generated $52.4 million of cash from operations in 2006, a $24.1 million increase from the $28.3 million generated in 2005. This $52.4 million in cash provided by operating activities in 2006 reflects $31.6 million in net income, plus $11.4 million in non-cash charges and a net $9.4 million decrease in working capital and other assets and liabilities. The cash provided by operating activities of $28.3 million in 2005 reflects net income of $23.0 million, plus $5.7 million in non-cash charges, reduced by a $0.4 million increase in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2006 was $36.5 million compared to $62.7 million in 2005. During 2006, we had $5.7 million in capital expenditures (net of proceeds from sales of property and equipment of $1.0 million), purchased $14.5 million in marketable securities net of maturities and paid $16.3 million, net of cash acquired, for business acquisitions, of which $15.9 million was used to acquire R/xx. Cash used for investing activities in 2005 primarily consisted of $27.7 million in purchases of marketable securities net of maturities and $33.2 million paid for business acquisitions.

Net Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities for the year ended December 31, 2006 was $5.7 million compared to cash used in financing activities of $4.8 million in 2005. In 2006, we repaid $12.5 million in notes payable and received proceeds of $8.8 million from the exercise of options and Employee Stock Purchase Plan purchases. In addition, we received an income tax payable benefit of $10.5 million from the exercise of stock options and restricted stock awards and incurred $1.1 million from all other financing activities. In 2005, we repaid $14.0 million in notes payable and received proceeds of $9.2 million from the exercise of options, warrants and ESPP purchases.

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses for the next year. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

OBLIGATIONS AND CONTRACTUAL COMMITMENTS

The Company has no off-balance-sheet transactions. The following table reflects our current contractual commitments as of December 31, 2006 (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Operating leases	$17,050	$2,614	$5,032	$4,500	$4,904

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

Revenue and direct expense recognition

We recognize revenues from PBM services, which include sales of prescription drugs by pharmacies in our nationwide network and related claims processing fees, provided to our clients. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When we have a contractual obligation to pay a network pharmacy provider for benefits provided to our clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require us to assume the credit risk of our clients’ abilities to pay. In addition, under the vast majority of our client contracts, we are at risk for the difference between the payments we receive from our clients and the negotiated reimbursements we pay to the pharmacies. When we administer pharmacy reimbursement contracts and do not assume credit risk, we record only the net revenue and the administrative or processing fees. Rebates earned under arrangements with manufacturers are recorded as a reduction to direct expenses. The portion of such rebates due to our clients is recorded as a reduction of revenue. Manufacturers’ rebates are based on estimates, which are subject to final settlement with the contracted party.

Member co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, we do not assume liability for member co-

payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or direct expenses.

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

Revenue from supplemental benefit programs and related direct expenses, principally marketing and processing fees and the cost of the benefits provided to program members, are initially deferred during the period in which a program member is entitled to obtain a refund, generally 90 days. If a member requests a refund, we retain any interest earned on funds held during the refunded membership period. Total revenue and direct expenses attributable to the initial deferral are recognized subsequent to the end of the initial deferral period. After the initial deferral period, revenue is recognized as earned and direct expenses as incurred.

Pharmacy Benefit Management Rebates

Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of such rebates due to clients is recorded as a reduction of revenue. Manufacturer rebates are based on estimates, which are subject to final settlement with the contracted party on an annual basis. A contractual allowance for manufacturer rebates is established and adjusted quarterly, if applicable, based on contractual terms with each manufacturer. The contractual allowance is included in our allowance for accounts receivable.

Allowance for Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for accounts receivable is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for accounts receivable monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

Assets Acquired and Liabilities Assumed in Business Combinations

In our acquisitions, we are required to make judgments regarding the fair values of the assets acquired and the liabilities assumed. For significant acquisitions, management has engaged independent consultants to assist it in estimating the fair values of acquired intangible assets.

Intangible Assets

We account for our intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, we do not have any intangible assets with indefinite lives. We do have other intangible assets subject to amortization and these assets are amortized over 5 months to 20 years, depending on each intangible asset’s estimated useful life.

The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations. The remaining useful life of intangible assets is evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits. We concluded that no impairment of intangible assets existed at December 31, 2006 and 2005.

Goodwill

We account for our goodwill under SFAS No. 142. Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year, we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. For the purposes of performing this impairment test, our business segments are our reporting units. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

We account for contingent consideration according to EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, to determine whether contingent consideration should be accounted for as an adjustment to the purchase accounting.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions (“FIN 48”). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and introduces a number of new qualitative and quantitative disclosure requirements. The interpretation is effective for fiscal years beginning after December 15, 2006. We will be required to adopt this interpretation as of January 1, 2007. The cumulative affect of adopting FIN 48 will be recorded in retained earnings. We are evaluating the requirements of FIN 48 and expect adoption will not have a material impact on our financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 applies to financial statements that are issued for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are currently evaluating the impact SFAS 157 may have on our financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial condition, results of operations or cash flows.

INTEREST RATE AND EQUITY PRICE SENSITIVITY

We are subject to interest rate risk on our short-term investments. We have determined that a 10% move in the current weighted average interest rate of our marketable securities would not have a material effect in our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate and Equity Price Sensitivity.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-23 and Financial Statement Schedule on page S-1 attached hereto.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this annual report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements present fairly, in all material respects, our financial position, results of operations and cash flows.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on its assessment, management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on those criteria.

Our management has excluded our wholly owned subsidiary, R/xx Pharmacy Solutions, Inc., from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by us in a purchase business combination on November 2, 2006. R/xx’s total assets and total revenues were 5.1% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

Our management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders under Proposal 1 – Election of Directors, Directors and Executive Officers, Corporate Governance, Committees and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders under Executive Compensation, including Compensation Discussion and Analysis, Director Compensation, Compensation Committee Report and Compensation Committee and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders under Stock Ownership and is incorporated herein by reference. Equity Compensation Plan Information (share data in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,091	$7.14	2,082
Equity compensation plans not approved by security holders	—	—	—

Total	3,091	$7.14	2,082

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders under Transactions with Related Persons and Corporate Governance and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for our 2007 Annual Meeting of Stockholders under Services Provided by the Independent Auditors and Policy Regarding Pre-Approval of Services Provided by the Independent Auditors and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

(b)	Exhibits

The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description
2.1	Catalyst Rx, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller (1)

2.2	Catalyst Consultants, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)

2.3	Stock Purchase Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and The Sack Family Trust (3)

2.4	Agreement and Plan of Merger dated as of December 6, 2005 by and among HealthExtras, Inc., HCEM Corp. and Managed Care of America, Inc. (4)

3.1	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (5)

3.2	Bylaws of HealthExtras, Inc. (6)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (7)

4.2	Amended and Restated Financing and Security Agreement dated September 15, 2006 by and between HealthExtras, Inc. and Wachovia Bank, National Association *

4.3	Registration Rights Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and the Sack Family Trust (8)

10.1	Agreement dated July 8, 1997 by and among Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (9)

10.2	Form of HealthExtras, Inc. 1999 Stock Option Plan (10)

10.3	HealthExtras, Inc. 2000 Stock Option Plan (11)

10.4	HealthExtras, Inc. 2000 Directors’ Stock Option Plan (12)

10.5	Form of 2003 HealthExtras, Inc. Equity Incentive Plan (13)

10.6	Amended Agreement dated March 2, 2000 by and among Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (14)

10.7	Form of 2003 HealthExtras, Inc. Equity Incentive Plan Restricted Stock Award Agreement. (15)

10.8	Form of Employment Agreements by and among HealthExtras, Inc. and David T. Blair and HealthExtras, Inc. and Michael P. Donovan (16)

10.19	Form of Employment Agreement by and among HealthExtras, Inc. and Nick J. Grujich (17)

10.10	HealthExtras, Inc. 2006 Stock Incentive Plan (18)

10.11	Form of HealthExtras, Inc. 2006 Stock Incentive Plan Award Agreement (19)

10.12	Form of Employment Agreement by and among HealthExtras, Inc. and Richard W. Hunt (20)

10.13	Stock Purchase and Stockholder Agreement dated as of December 6, 2005, by and among HealthExtras, Inc., HCEM Corp., APS Benefits Corporation and the Shareholders identified therein (21)

11.1	Statement re: Computation of Per Share Earnings (see Note 2 of the Notes to Consolidated Financial Statements)

21.1	Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(2)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(4)	Incorporated by reference to Exhibit 2.4 to the Registrant’s Form 10-K Annual Report filed on March 16, 2006.
(5)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(6)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(8)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(9)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(10)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-83761) filed on October 20, 1999.
(11)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(12)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(13)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2003.
(14)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2006.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2005.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2005.
(18)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on May 1, 2006.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on June 22, 2006.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2006.
(21)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2005 filed on March 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEXTRAS, INC.

February 28, 2007	By:	/s/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 28, 2007	By:	/s/ EDWARD S. CIVERA
Edward S. Civera
Chairman of The Board

February 28, 2007	By:	/s/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

February 28, 2007	By:	/s/ RICHARD W. HUNT
Richard W. Hunt
Chief Financial Officer and Chief Accounting Officer

February 28, 2007	By:	/s/ THOMAS L. BLAIR
Thomas L. Blair
Director

February 28, 2007	By:	/s/ WILLIAM E. BROCK
William E. Brock
Director

February 28, 2007	By:	/s/ STEVEN B. EPSTEIN
Steven B. Epstein
Director

February 28, 2007	By:	/s/ DANIEL J. HOUSTON
Daniel J. Houston
Director

February 28, 2007	By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Director

February 28, 2007	By:	/s/ KENNETH A. SAMET
Kenneth A. Samet
Director

February 28, 2007	By:	/s/ DALE B. WOLF
Dale B. Wolf
Director

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of HealthExtras, Inc.:

We have completed integrated audits of HealthExtras, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HealthExtras, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, as of January 1, 2006, using the modified prospective method.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting under Item 9A, management has excluded its wholly owned subsidiary, R/Xx Pharmacy Solutions, Inc. (“R/Xx”) from its assessment of internal control over financial reporting as of December 31, 2006 because it was acquired by the Company in a purchase business combination during 2006. We have also excluded R/Xx from our audit of internal control over financial reporting. R/Xx’s total assets and total revenues represent 5.1% and 0.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
McLean, VA
February 26, 2007

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$49,501	$27,900
Marketable securities	42,200	27,725
Accounts receivable, net of allowances of $2,122 and $1,016 in 2006 and 2005, respectively	169,432	86,229
Income taxes receivable	—	1,173
Deferred charges	1,506	1,497
Deferred income taxes	60	—
Other current assets	4,875	2,506

Total current assets	267,574	147,030
Property and equipment, net	12,859	9,577
Intangible assets, net	34,362	26,442
Goodwill	118,055	101,591
Restricted cash	1,000	1,000
Other assets	2,174	372

Total assets	$436,024	$286,012

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,066	$69,520
Accrued expenses and other current liabilities	8,721	3,967
Note payable	—	5,000
Income taxes payable	2,208	—
Deferred income taxes	—	948
Deferred revenue	3,802	4,932

Total current liabilities	181,797	84,367
Deferred rent expense	1,478	1,443
Deferred income taxes	11,454	7,410
Notes payable	—	7,500

Total liabilities	194,729	100,720

Commitments and contingencies (Notes 11 and 12)
Minority interest	1,248	—
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 41,379 and 39,830 shares issued at December 31, 2006 and December 31, 2005, respectively	414	398
Additional paid-in capital	170,552	146,313
Treasury stock, at cost, 36 shares at December 31, 2006	(930)	—
Accumulated other comprehensive income	—	144
Retained earnings	70,011	38,437

Total stockholders’ equity	240,047	185,292

Total liabilities and stockholders’ equity	$436,024	$286,012

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2006	2005	2004
Revenue (excludes member co-payments of $476,983, $279,238 and $213,014 in 2006, 2005 and 2004, respectively)	$1,271,006	$694,519	$521,325

Direct expenses	1,176,877	627,194	471,948
Selling, general and administrative expenses	46,414	32,501	24,418

Total operating expenses	1,223,291	659,695	496,366

Operating income	47,715	34,824	24,959
Interest income	5,143	2,281	383
Interest expense	(769)	(1,050)	(1,145)
Other income	141	87	2,100

Income before minority interest and income taxes	52,230	36,142	26,297
Minority interest	248	—	—

Income before income taxes	51,982	36,142	26,297
Income tax expense	20,408	13,162	9,914

Net income	$31,574	$22,980	$16,383

Net income per share, basic	$0.78	$0.59	$0.49
Net income per share, diluted	$0.75	$0.56	$0.45
Weighted average shares of common stock outstanding, basic	40,270	38,648	33,642
Weighted average shares of common stock outstanding, diluted	42,319	41,353	36,407

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2003	32,603	$326	$71,578	$—	$—	$(926)	$70,978

Shares issued in public offering	4,025	40	54,742	—	—	—	54,782
Exercise of stock options, including tax benefits	300	3	1,832	—	—	—	1,835
Exercise of stock warrants	584	6	1,009	—	—	—	1,015
Shares issued pursuant to acquisition	175	2	2,248	—	—	—	2,250
Expense related to stock options granted to employee	—	—	41	—	—	—	41
Expense related to stock and stock options granted in exchange for services	15	—	158	—	—	—	158
Shares issued pursuant to employee stock purchase plan	12	—	148	—	—	—	148
Valuation of interest rate swap, net of tax	—	—	—	—	60	—	60
Net income for the year	—	—	—	—	—	16,383	16,383

Balance at December 31, 2004	37,714	$377	$131,756	$—	$60	$15,457	$147,650

Exercise of stock options, including tax benefits	794	8	7,173	—	—	—	7,181
Exercise of stock warrants	875	9	4,654	—	—	—	4,663
Warrants issued pursuant to acquisition	—	—	993	—	—	—	993
Expense related to acceleration of option vesting	—	—	751	—	—	—	751
Expense related to restricted stock granted to employees	385	4	472	—	—	—	476
Expense related to stock options granted to employee	—	—	41	—	—	—	41
Expense related to stock and stock options granted in exchange for services	40	—	131	—	—	—	131
Shares issued pursuant to employee stock purchase plan	22	—	342	—	—	—	342
Valuation of interest rate swap, net of tax	—	—	—	—	84	—	84
Net income for the year	—	—	—	—	—	22,980	22,980

Balance at December 31, 2005	39,830	$398	$146,313	$—	$144	$38,437	$185,292

Exercise of stock options, including tax benefits	1,297	13	18,533	—	—	—	18,546
Warrants issued pursuant to acquisition	—	—	993	—	—	—	993
Expense related to restricted stock granted to employees	203	2	3,412	—	—	—	3,414
Expense related to stock options granted to employees	—	—	424	—	—	—	424
Expense related to stock and stock options granted in exchange for services	25	1	134	—	—	—	135
Tax benefits of restricted stock vesting	—	—	174	—	—	—	174
Shares issued pursuant to employee stock purchase plan	24	—	569	—	—	—	569
Purchases of treasury stock	—	—	—	(930)	—	—	(930)
Valuation of interest rate swap, net of tax	—	—	—	—	(144)	—	(144)
Net income for the year	—	—	—	—	—	31,574	31,574

Balance at December 31, 2006	41,379	$414	$170,552	$(930)	$—	$70,011	$240,047

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$31,574	$22,980	$16,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,626	2,005	1,538
Amortization of intangible and other assets	3,045	1,921	1,550
(Gain) loss on disposal of property and equipment	(150)	14	38
Allowances on accounts receivable	1,504	(62)	210
Deferred income taxes	177	402	4,521
Equity based compensation charges	3,973	1,398	199
Minority interest in earnings of a subsidiary	248	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(81,853)	(10,696)	(15,847)
Income tax receivable	3,380	3,862	(1,671)
Other assets	(7,025)	109	(240)
Deferred charges	(9)	374	(36)
Accounts payable, accrued expenses, and other liabilities	96,076	5,613	5,502
Deferred revenue	(1,130)	352	(137)

Net cash provided by operating activities	52,436	28,272	12,010

Cash flows from investing activities:
Purchases of property and equipment	(6,784)	(1,715)	(9,655)
Business acquisitions and related payments, net of cash acquired	(16,325)	(33,224)	(37,650)
Purchases of marketable securities	(81,850)	(45,586)	—
Maturities of marketable securities	67,375	17,861	—
Proceeds from sale of property and equipment	1,046	—	1,045

Net cash used in investing activities	(36,538)	(62,664)	(46,260)

Cash flows from financing activities:
Proceeds from borrowings	—	—	37,338
Repayments of notes payable	(12,500)	(13,954)	(21,838)
Deferred financing costs	(157)	—	—
Proceeds from exercise of stock options and warrants	8,179	8,836	2,011
Excess tax benefits due to option exercises and restricted stock vesting	10,542	—	—
Proceeds from shares issued under employee stock purchase plan	569	342	148
Purchases of treasury stock	(930)	—	—
Net proceeds from sale of common stock	—	—	54,782

Net cash provided by (used in) financing activities	5,703	(4,776)	72,441

Net increase (decrease) in cash and cash equivalents	21,601	(39,168)	38,191
Cash and cash equivalents at the beginning of year	27,900	67,068	28,877

Cash and cash equivalents at the end of year	$49,501	$27,900	$67,068

Supplemental disclosure:
Cash paid for interest	$683	$1,056	$968
Cash paid for taxes	$6,309	$8,900	$7,063

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2006	2005	2004
Comprehensive income:
Net income	$31,574	$22,980	$16,383
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	(39)	84	60
Less: reclassification adjustment for gains on interest rate swap realized in net income	(105)	—	—

Total comprehensive income	$31,430	$23,064	$16,443

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

HealthExtras, Inc. and subsidiaries (the “Company”) is a provider of pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. The Company’s PBM segment, which operates primarily under the brand name “Catalyst Rx,” accounted for approximately 97%, 94% and 91% of the Company’s revenue in 2006, 2005 and 2004, respectively. The Company’s PBM clients include more than 1,000 self-insured employers, including state and local governments, third-party administrators, and managed care organizations, who contract with the Company to administer the prescription drug component of their overall health benefit programs. The PBM segment provides its clients access to a contracted, non-exclusive national network of more than 58,000 pharmacies. The PBM segment’s services provide its clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs and member education. The Company maintains an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals.

The Company also offers supplemental benefit programs developed by it under the brand name “HealthExtras,” which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. HealthExtras generally contracts with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of its programs is borne by the third-party insurers. The supplemental benefits segment accounted for approximately 3%, 6% and 9% of the Company’s revenue in 2006, 2005 and 2004, respectively. Individuals are the major purchasers of these programs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and all of our subsidiaries. All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to direct expenses. Amounts reclassified from selling, general and administrative expense to direct expense were $13.9 million and $11.2 million for the years ended December 31, 2005 and 2004, respectively. This reclassification was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on the previously reported revenue, total operating expenses or operating income of the Company.

Use of estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in these financial statements include accounting for: rebates due from pharmaceutical manufacturing companies, the value of intangible assets acquired in business combinations and related amortization periods, impairment assessments of goodwill and allowance for accounts receivable.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, marketable securities and accounts receivable.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company maintains its cash and cash equivalents and marketable securities in financial institutions with high credit ratings; however, at times the balances may exceed federally insured amounts. The Company has not experienced any losses related to its cash or cash equivalents and marketable securities and believes it is not exposed to any significant credit risk on its cash or cash equivalents and marketable securities.

Accounts receivable consists principally of amounts due from the Company’s PBM customers. The Company’s top ten clients generated approximately 54.5% of PBM revenue in 2006, including approximately 13.9% of PBM revenue from Wellmark Blue Cross Blue Shield of Iowa and 12.1% of PBM revenue from the State of Louisiana. The Company holds no collateral for accounts receivable. Concentration of risks with respect to receivables is mitigated based on the geographical dispersion of clients, the Company’s communications with clients, and the Company’s continuous review of outstanding receivables. Management also performs ongoing credit evaluations of its clients and provides allowances as deemed necessary. The Company has not experienced significant losses related to receivables in the past. The Company’s collection experience indicates limited loss exposure due to the nature of the benefits involved and the necessity of benefit continuity for plan sponsor employees.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity date of three months or less when purchased are classified as cash and cash equivalents. At December 31, 2006 and 2005, the Company had $1.0 million on deposit in a restricted account with the State of Nevada as security for performance of its pharmacy benefit management obligations and this amount is excluded from cash and cash equivalents.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value with unrealized gains and losses, net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and declines in market value judged to be other than temporary, of which there were none in 2006 and 2005, are included in other income. Marketable securities consist primarily of short-term auction rate notes. At December 31, 2006 and 2005, the accumulated unrealized gains (losses) on marketable securities, net of tax, included in accumulated other comprehensive income (loss), was zero.

Accounts Receivable

Based on the Company’s direct expense recognition policies discussed below, certain rebates are estimated and unbilled at the end of the period. Receivables for rebates are calculated monthly based on an estimate of rebatable prescriptions and the rebate per prescription. These estimates are adjusted to actual on a quarterly basis when the number of rebatable prescriptions and the rebate per prescription have been determined and the manufacturers are billed for the rebates.

The allowance for accounts receivable is determined based on historical write-off experience. Account balances are charged off against the allowance when the Company determines it is more than likely that the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to our clients.

Property and Equipment

Property and equipment is stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives range from 3-5 years for the Company’s equipment and computer software while leasehold improvements are amortized over the shorter of the estimated lives of the assets or the lease term.

Internally developed software

The Company capitalizes costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal use software development costs include only (1) external direct costs of materials and services consumed in developing and obtaining software,

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases when the project is substantially complete and ready for its intended purpose. Internally developed software is reported in the “property and equipment” line on the balance sheet.

Impairment of long-lived assets

The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. Long-lived assets are measured for impairment when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. No such impairment existed as of December 31, 2006 and 2005.

Intangible Assets

The Company accounts for its intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company’s other intangible assets with indefinite lives are not amortized, but are tested for impairment annually. Currently, the Company does not have any intangible assets with indefinite lives.

The Company does have other intangible assets subject to amortization and these assets are amortized over 5 months to 20 years, depending on each intangible asset’s estimated useful life. The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations. The remaining useful life of intangible assets is evaluated periodically by the Company and adjusted as necessary to match the period that the assets are expected to provide economic benefits. The Company concluded that no impairment of intangible assets existed at December 31, 2006 and 2005.

Goodwill

The Company accounts for its goodwill under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually as of December 31st. Each year, the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. For the purposes of performing this impairment test, the Company’s business segments are its reporting units. If the carrying amount exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company accounts for contingent consideration according to EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, to determine whether contingent consideration should be accounted for as an adjustment to the purchase accounting or expensed as incurred.

Revenue and direct expense recognition

The Company recognizes revenue from PBM services provided to its clients for sales of prescription drugs by pharmacies in the Company’s nationwide network and related claims processing fees. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When the Company has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require the Company to assume the credit risk of its clients’ abilities to pay. In addition, under a vast

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

majority of its client contracts, the Company is at risk for the difference between the payments the Company receives from its clients and the negotiated reimbursements the Company pays to its pharmacies. When the Company administers pharmacy reimbursement contracts and does not assume credit risk, the Company records only the net revenue and the administrative or processing fees.

Rebates earned under arrangements with drug manufacturers are a reduction of direct expenses. The portion of such rebates due to clients is a reduction of revenue. Manufacturers’ rebates are based on estimates, which are subject to final settlement with the contracted party. A contractual allowance for manufacturer rebates is established and adjusted quarterly, if applicable, based on contractual terms with each manufacturer.

Member co-payments are not recorded as revenue. Under the Company’s pharmacy network contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, the Company does not assume liability for member co-payments in pharmacy transactions. As such, the Company does not include member co-payments to pharmacies in revenue or direct expenses.

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

Income taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes reflect the net effects of timing differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands except per share data):

	2006	2005	2004
Net income available to common stockholders	$31,574	$22,980	$16,383

Calculation of shares:
Weighted average common shares outstanding, basic	40,270	38,648	33,642
Dilutive effect of stock options and warrants	2,049	2,705	2,765

Weighted average common shares outstanding, diluted	42,319	41,353	36,407

Net income per common share, basic	$0.78	$0.59	$0.49
Net income per common share, diluted	$0.75	$0.56	$0.45

In 2004, 412,000 options and warrants were not included in the computation of diluted net income per share because the exercise prices were greater than the average market price of the common shares:

Comprehensive income

The Company recorded comprehensive income for its interest rate swap arrangement. The interest rate swap was terminated in 2006. See Footnote 7.

Stock-based compensation

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

Under the modified-prospective-transition method, compensation cost recognized in the year ended December 31, 2006 included (i) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

In December 2005, in anticipation of the requirements of SFAS 123(R), the Company accelerated, effective December 31, 2005, the vesting of 1.1 million outstanding stock options. The acceleration of vesting was undertaken so that compensation expense that otherwise would have been required to be recognized with respect to these unvested stock options would not be reported in future periods. Based on the Company’s historical option forfeiture rate, the Company incurred a charge of approximately $0.8 million or approximately $0.6 million after taxes.

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006 was approximately $0.4 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the year ended December 31, 2006 was approximately $0.3 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The impact of adoption of SFAS No. 123(R) on the Company’s basic and diluted earnings per share for the year ended December 31, 2006 is not material.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods prior to adoption of SFAS No. 123(R). Amounts are in thousands, except per share data.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2005	2004
Net income, as reported	$22,980	$16,383
Add: Stock option-based compensation expense included in reported net income, net of taxes	580	26
Deduct: Total stock option-based employee and director compensation expense determined under fair value based method for all awards, net of taxes	(3,373)	(2,673)

Net income, pro forma	$20,187	$13,736

Earnings per share:
Basic – as reported	$0.59	$0.49
Basic – pro forma	$0.52	$0.41
Diluted – as reported	$0.56	$0.45
Diluted – pro forma	$0.49	$0.38

The fair value for these options was estimated at the date of grant using the modified American Black-Scholes economic option pricing method with the following assumptions for the years ended 2005 and 2004. There were no options granted in 2006.

	2005	2004
Expected term	5 years	5 years
Volatility factor	71.81 –74.65%	74.65 –70.87%
Risk free interest rate	3.57 – 4.09%	2.76 – 4.04%
Dividend yield	—	—
Weighted average fair value	$10.31	$8.20

3. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertain Tax Positions (“FIN 48”). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation addresses the recognition and measurement of uncertain income tax positions using a “more-likely-than-not” threshold and introduces a number of new qualitative and quantitative disclosure requirements. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is required to adopt this interpretation as of January 1, 2007. The cumulative affect of adopting FIN 48 will be recorded in retained earnings. The Company is evaluating the requirements of FIN 48 and expects adoption will not have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS 157 applies to financial statements that are issued for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is currently evaluating the impact SFAS 157 may have on its financial condition, results of operations or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2006	2005
Computer hardware	$2,984	$3,975
Computer software	3,627	1,334
Furniture, fixtures and office equipment	4,183	3,499
Leasehold improvements	3,774	3,560
Transportation equipment	2,916	2,256
Assets not yet placed in service	1,324	664

Total property and equipment	18,808	15,288
Accumulated depreciation	(5,949)	(5,711)

Total property and equipment, net	$12,859	$9,577

Depreciation expense for the years ended December 31, 2006, 2005, and 2004 was $2.6 million, $2.0 million and $1.5 million, respectively.

5. INTANGIBLE ASSETS

The following table sets forth the components of intangible assets at December 31, 2006 and 2005 (in thousands):

	2006	2005	Amortization period
Catalyst customer contracts	$5,700	$5,700	20 years
PNNC customer contracts	8,000	8,000	20 years
MHS customer contracts	8,289	8,289	15 years
EBRx customer contracts	7,393	6,000	11 years
R/xx customer contracts	5,600	—	12 years
Non-compete agreements	298	118	2 – 3 years
Other PBM contracts	6,755	2,980	5 months – 20 years

Total intangible assets	42,035	31,087
Accumulated amortization	(7,673)	(4,645)

	$34,362	$26,442

Catalyst Rx (“Catalyst”), Pharmacy Network National Corporation (“PNNC”), Managed Healthcare Systems, Inc. (“MHS”), EBRx, Inc. (“EBRx”) and R/xx Pharmacy Solutions, Inc. (“R/xx”) customer contracts represent the estimated fair value of customer contracts held by Catalyst, PNNC, MHS, EBRx and R/xx at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income–method valuation calculations. Other PBM contracts allow the Company to provide PBM services, which are amortized over the future cash flow, based on the Company’s best estimate.

Amortization expense of intangible assets for the years ended December 31, 2006, 2005 and 2004 was $3.0 million, $1.9 million and $1.5 million, respectively. The estimated aggregate amortization expense of intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, is $3.3 million, $3.0 million, $2.8 million, $2.4 million and $2.0 million, respectively.

6. GOODWILL

The changes in goodwill for the years ended December 31, 2006 and 2005 are as follows (in thousands):

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	2006	2005
Balance as of January 1	$101,591	$68,947
Goodwill acquired in acquisitions	13,366	25,169
Adjustments to a previous acquisition purchase price	(295)	326
Contingent consideration incurred related to a previous acquisition	3,393	7,149

Balance as of December 31	$118,055	$101,591

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company performed its annual impairment testing at December 31, 2006 and 2005 and concluded that no impairment of goodwill exists. For the purposes of impairment testing, the Company considers its two business segments to be its reporting units. All goodwill is recorded in the PBM segment.

7. NOTES PAYABLE

In September 2006, the Company entered into a new $50.0 million revolving credit facility with its primary commercial bank. The new facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. There was no outstanding balance at December 31, 2006 on the new credit facility. The new credit facility is collateralized by substantially all of the Company’s assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA.

This new credit facility replaced an expiring $30.0 million revolving credit facility that originated in June 2004. The prior facility bore interest at LIBOR plus 1.25%, as reduced from LIBOR plus 2.0% when the facility was extended in June 2006, and provided for interest to be payable in arrears on the first day of each month. The prior facility was collateralized by substantially all of the Company’s assets and contained affirmative and negative covenants related to indebtedness and EBITDA. There was no outstanding balance on the prior revolving credit facility at December 31, 2005.

In June 2004, the Company also entered into a $20.0 million, forty-eight month term loan facility with its primary commercial bank. Commencing July 1, 2004, principal was payable monthly in equal installments, together with accrued interest on the outstanding balance. The term loan bore interest at LIBOR plus 2.00% and the effective interest rate at December 31, 2005 was 6.29%. The outstanding balance on the term loan facility at December 31, 2005 was $12.5 million, of which $5.0 million was current. In September 2006, concurrent with entering into the new revolving credit facility, the Company repaid the then outstanding balance of $8.8 million on the term loan facility with its primary commercial bank and terminated a related interest rate swap. Termination of the interest rate swap resulted in a nominal gain recorded in interest income.

Interest expense for notes payable for the years ended December 31, 2006, 2005and 2004 was $0.8 million, $1.1 million and $1.1 million, respectively.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

8. INCOME TAXES

The components of income tax (benefit) expense at December 31, 2006, 2005 and 2004 are as follows (in thousands):

	2006	2005	2004
Current: Federal	$17,378	$11,723	$4,457
State	2,672	1,033	936

Total	20,050	12,756	5,393

Deferred: Federal	(3)	225	3,867
State	361	181	654

Total	358	406	4,521

Total: Federal	17,375	11,948	8,324
State	3,033	1,214	1,590

Total	$20,408	$13,162	$9,914

A summary of the components of deferred income taxes at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$355	$83
Deferred charges	(595)	(592)
Deferred rent	620	609
Rebates receivable, net	(185)	(354)
Property and equipment	(1,157)	(1,208)
Customer-based and other intangibles	(9,401)	(6,730)
Goodwill	(2,310)	(1,305)
Equity based compensation	794	439
Federal and state net operating loss carryforwards	485	785
Other	—	(85)

Net deferred tax liability	$(11,394)	$(8,358)

At December 31, 2006 the Company had net operating loss carryforwards of $0.5 million and $7.3 million, which are available to offset future federal and state taxable income, respectively. The federal carryforwards are subject to an annual limitation of $467,000 under Internal Revenue Code Section 382. The carryforwards expire at various times between 2010 and 2021.

The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2006	2005	2004
U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	3.6	2.8	3.2
Non-deductible expenses	0.2	0.4	0.1
Non-taxable income	—	(1.1)	—
Other	0.3	(0.7)	(0.6)

Effective tax rate	39.1%	36.4%	37.7%

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

For the years ended December 31, 2006 and 2005, the Company granted 209,800 and 385,000 restricted shares, respectively, pursuant to the 2003 EIP and the 2006 SIP with vesting periods ranging between 12 and 60 months.

A summary of the Company’s stock option activity for the three years ended December 31, 2006 is as follows (in thousands, except price per share and weighted-average exercise price):

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Number of Options	Price Per Share	Weighted - Average Exercise Price
Balance, December 31, 2003	4,658	$2.42-9.65	$5.19

Granted	981	9.15-16.36	12.57
Exercised	(308)	2.42-9.65	3.87
Forfeited	(67)	3.57-13.55	7.96

Balance, December 31, 2004	5,264	$2.42-16.36	$6.65
Granted	155	15.96-17.64	16.44
Exercised	(794)	2.42-16.36	5.27
Forfeited	(191)	3.60-16.36	14.46

Balance, December 31, 2005	4,434	$2.42-17.64	$6.89
Granted	—	—	—
Exercised	(1,297)	2.42-17.61	6.32
Forfeited	(46)	3.93-11.81	6.49

Balance, December 31, 2006	3,091	$2.42-17.64	$7.14

Exercisable, December 31, 2004	2,763	$2.42-16.36	$5.29
Exercisable, December 31, 2005	4,348	$2.42-16.51	$6.80
Exercisable, December 31, 2006	3,091	$2.42-17.64	$7.14

The following table summarizes information about the outstanding options at December 31, 2006 (in thousands, except for weighted-average exercise price):

	Options Outstanding
Range of Exercise Prices	Number of Option	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.42 - 3.50	118	5.24	$2.49
$3.56 - 5.00	787	4.04	$4.56
$6.10 - 6.62	1,551	5.48	$6.61
$7.15 - 7.78	6	6.18	$7.68
$9.65 - 10.34	276	7.13	$10.10
$11.03 - 11.81	79	7.37	$11.40
$12.40 - 13.90	80	7.80	$13.43
$14.21 - 15.57	33	7.49	$15.20
$15.96 - 17.64	161	8.16	$16.36

$2.42 - 17.64	3,091	5.52	$7.14

The aggregate intrinsic value of exercisable stock options at December 31, 2006 was approximately $52.4 million with a weighted average remaining life of 5.5 years. The total intrinsic value of stock options exercised during the year ended December 31, 2006 was approximately $30.9 million. The total fair value of stock options which vested during year ended December 31, 2006 was approximately $0.3 million. As of December 31, 2006, there was no remaining unrecognized compensation cost related to stock options.

A summary of the Company’s restricted share activity for the three years ended December 31, 2006 is as follows (in thousands, except for fair market value per share):

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Shares	Fair Market Value Per Share
Non-vested shares outstanding at December 31, 2004	—	—
Granted	385	$22.28
Vested	—	—
Forfeited or expired	—	—

Non-vested shares outstanding at December 31, 2005	385	22.28
Granted	210	30.06
Vested	(106)	22.06
Forfeited or expired	(7)	30.04

Non-vested shares outstanding at December 31, 2006	482	25.61

As of December 31, 2006, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $10.7 million with a weighted average period over which it is expected to be recognized of 3.1 years.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options and vested restricted stock awards as operating cash flows in the consolidated statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits generated from tax deductions in excess of the compensation costs recognized for those options or awards (excess tax benefits) to be classified as financing cash flows.

The Company has elected to adopt the alternative transition method provided in FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123(R)-3”) for calculating the tax effects of equity-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the Additional Paid-In Capital Pool (“APIC Pool”) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of employee equity-based compensation awards that were outstanding upon the implementation of SFAS 123(R).

Employee Stock Purchase Plan

The Company offers an employee stock purchase plan (“ESPP”) that allowed eligible employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first or last day of the quarter. The ESPP was considered compensatory under the provisions of SFAS No. 123(R) and for the year ended December 31, 2006, the Company incurred $0.2 million in related stock-based compensation expense.

Effective January 1, 2007, the ESPP was modified, allowing eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP as modified will not be considered compensatory under the provisions of SFAS No. 123(R) and therefore, subsequent to December 31, 2006 no portion of the costs related to ESPP purchases will be included in the Company’s stock-based compensation expense.

Common Stock Warrants

In January 2004, pursuant to an exchange agreement entered into between a distributor and the Company, the distributor surrendered the 750,000 warrants in exchange for 394,773 shares of common stock to be issued by the Company. The Company agreed to accept such surrender and exchange and issued the 394,773 shares of common stock to be registered in the name of the distributor. In 2004, the distributor sold the 394,773 shares through a broker transaction.

In September 2001, the Company issued warrants to third parties to acquire 845,816 shares of the Company’s common stock in a private placement with an exercise price of $5.37, which were vested immediately

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

and expired on September 26, 2005. In 2004, 188,916 of these warrants were exercised, in 2005, 625,414 were exercised and the remaining 31,486 expired.

During 2002, the Company issued common stock warrants to a customer granting the right to purchase 250,000 shares of the Company’s common stock for $5.22 per share. The warrants were exercisable at any time after the grant date, with a condition that the Company must be the exclusive provider of PBM services to the customer on the date of exercise. The term of the PBM contract was from July 1, 2002, to September 30, 2009. Using an equity-pricing model, the 250,000 warrants were valued at $400,000, a charge that was being recognized on a straight-line basis over the life of the seven-year contract beginning July 2002. The Company recorded $57,000 of contra-revenue related to amortization of the cost of the warrants in each of 2006, 2005 and 2004, respectively. All 250,000 of these warrants were exercised in 2005.

Effective July 15, 2005 and 2006, the Company issued 100,000 common stock warrants at an exercise price of $15.45 per share pursuant to the MHS acquisition. These warrants were issued subject to the successful satisfaction of certain performance based revenue and gross profit targets. Each of these warrant issuances were valued at $1.0 million and were recognized as additional goodwill as a component of the acquisition accounting. These 200,000 common stock warrants remain issued and outstanding at December 31, 2006.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. The Company accounts for these share purchases as treasury stock transactions using the cost method. For the year ended December 31, 2006, approximately 36,000 shares were used for this purpose at a value of approximately $0.9 million.

10. BUSINESS COMBINATIONS

Acquisition of R/xx

On November 3, 2006, the Company purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. (“R/xx”), an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. The acquisition provides for an additional cash consideration payment of $2.0 million subject to certain client retention criteria. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. The Company has also established a business development marketing relationship with an R/xx affiliate, Pharmacy Benefit Consultants, Inc. (“PBC”), and has agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business.

The acquisition of R/xx resulted in goodwill of $13.4 million and intangible assets of $5.6 million. The allocation of the purchase price to the net assets acquired is preliminary and may be adjusted upon completion of a valuation study which is currently in progress. Consequently, the allocation of purchase price to intangible assets is subject to adjustment. Additionally, the cost of the acquisition may be increased depending on the resolution of the contingent consideration.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase. Amounts are in thousands.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Description	At November 3, 2006
Current assets, including cash of $802	$3,871
Intangible assets	5,600
Goodwill	13,366

Total assets acquired	22,837

Liabilities assumed	(6,161)

Net assets acquired	$16,676

Acquisition of EBRx

On December 16, 2005, the Company acquired the common stock of EBRx, Inc. (“EBRx”). The acquisition was structured as a merger between a wholly-owned subsidiary of the Company, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $0.8 million in related transaction costs. HCEM was funded by the Company with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, purchased a 20% ownership interest in the parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and is recorded in the current “other assets” category in the Company’s consolidated balance sheet. The note receivable was collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bore interest of 4.38% per annum and had an indefinite due date. In addition, the transaction provided that the Company may purchase the remaining 20% interest beginning after twelve months and ending after fifteen months from closing at specified amounts based on the financial performance of EBRx. Moreover, EBRx had the right to require the Company to purchase the 20% interest beginning after fifteen months and ending after eighteen months from closing at specified amounts based on the financial performance of EBRx. See Note 17—Subsequent Events.

The acquisition also provided for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006. The contingent consideration earned in 2006 was approximately $2.4 million. Based on a valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $27.3 million, inclusive of the $2.4 million additional contingent consideration payment, and customer relationship intangibles of $7.4 million and non-competition agreements of $0.2 million. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase. Amounts are in thousands.

Description	At December 15, 2005
Current assets, including cash of $1,270	$8,297
Other assets	20
Intangible assets	7,573
Goodwill	24,874

Total assets acquired	40,764

Liabilities assumed	(12,054)

Net assets acquired	$28,710

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of EBRx had been completed as of the beginning of the period presented, after giving effect to purchase accounting adjustments. Amounts are in thousands, except for per share data.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31, 2005	Year ended December 31, 2004
Revenue	$757,526	$567,279
Net income	24,260	16,925
Net income per share, basic	$0.63	$0.50
Net income per share, diluted	$0.59	$0.46
Weighted average per share, basic	38,648	33,642
Weighted average per share, diluted	41,353	36,407

The pro forma results of operations are not necessarily indicative of the results that would have occurred had the Company owned 80% of EBRx at January 1, 2005 and 2004.

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

In July 2005, subject to the various revenue and gross profit performance requirements, the Company paid the additional contingent cash consideration in a total amount of $6.2 million and issued 100,000 common stock warrants at an exercise price of $15.45 per share. Also, in July 2006, subject to the various revenue and gross profit performance requirements, the Company issued an additional 100,000 common stock warrants at an exercise price of $15.45 per share. Each of these warrant issuances were valued at $1.0 million and were recognized as additional goodwill as a component of the acquisition accounting.

The remaining 100,000 warrants remain potentially issuable subject to future revenue and gross profit performance based requirements.

In addition, to support its geographic expansion and growth, the Company has periodically completed various insignificant business acquisitions to secure local operating assets, new pharmacy network contracts and local market executive offices. None of these transactions has had any significant impact on the Company’s reported revenues, assets or results of operations.

11. LEASE COMMITMENTS

The Company maintains non-cancelable lease agreements for office space in its 11 main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The future minimum payments due under non-cancelable leases are as follows (in thousands):

2007	$2,614
2008	2,571
2009	2,461
2010	2,403
2011	2,097
Thereafter	4,904

$17,050

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $2.4 million, $1.8 million and $1.5 million, respectively.

12. COMMITMENTS AND CONTINGENCIES

During the routine course of securing new clients, the Company is sometimes required to provide performance bonds to cover the client transition. The terms of these performance bonds are typically focused on the first several months of operation for the new client when service is being implemented.

The Company has entered into formal arbitration proceedings to recover funds owed to the Company by a former service provider. The Company is confident that the amount it has recognized in the financial statements represents the true and valid amount due from this service provider. Nonetheless, the counter party is contesting the amount due and there is risk that a determination resulting from the arbitration process could differ from the amounts recognized in the financial statements. Management does not expect the ultimate outcome of this proceeding to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

13. SEGMENT REPORTING

The Company operates in two business segments, PBM and Supplemental Benefits. The Company measures the performance of its operating segments through segment gross margin, defined as segment revenue less segment direct expenses. Selling, general and administrative expenses are reported as corporate expenses. In addition, interest and other income (expense), which includes interest income, interest expense and other income, is reported in the corporate category. Corporate assets consist of all cash, marketable securities, income tax receivable and deferred income taxes.

Segment information for 2006, 2005 and 2004 is as follows (in thousands):

	PBM	Supplemental Benefits	Corporate	Total
December 31, 2006
Revenue	$1,229,144	$41,862	$—	$1,271,006
Direct expenses	1,149,233	27,644	—	1,176,877

Segment gross margin	79,911	14,218	—	94,129
Selling, general and administrative expenses			46,414	46,414
Interest and other income (expense), net			4,267	4,267

Income before income taxes				51,982
Total assets	341,400	2,923	91,701	436,024
Goodwill and intangible assets	152,417	—	—	152,417
Accounts receivable	168,785	647	—	169,432
Accounts payable	166,873	193	—	167,066

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	PBM	Supplemental Benefits	Corporate	Total
December 31, 2005
Revenue	$650,911	$43,608	$—	$694,519
Direct expenses	594,251	32,943	—	627,194

Segment gross margin	56,660	10,665	—	67,325
Selling, general and administrative expenses	—	—	32,501	32,501
Interest and other income (expense), net	—	—	1,318	1,318

Income before income taxes				36,142
Total assets	226,233	2,981	56,798	286,012
Goodwill and intangible assets	128,033	—	—	128,033
Accounts receivable	86,023	206	—	86,229
Accounts payable	68,752	768	—	69,520

December 31, 2004
Revenue	$475,229	$46,096	$—	$521,325
Direct expenses	436,305	35,643	—	471,948

Segment gross margin	38,924	10,453	—	49,377
Selling, general and administrative expenses	—	—	24,418	24,418
Interest and other income (expense), net	—	—	1,338	1,338

Income before income taxes				26,297
Total assets	171,309	3,850	69,093	244,252
Goodwill and intangible assets	91,254	—	—	91,254
Accounts receivable	68,082	156	—	68,238
Accounts payable	54,292	1,399	—	55,691

14. 401(k) SAVINGS PLAN

In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the “Plan”). The Plan benefit is available to all Company employees, subject to certain service requirements. Since the Plan’s inception, the Company has matched the first $1,000 of the employee’s contribution and 50% thereafter on the first ten percent of the employee’s pre-tax deferral subject to statutory limits. The Company’s matching contribution vests ratably over 5 years for each employee. For the years ended December 31, 2006, 2005 and 2004, the Company incurred expense of $731,000, $554,000 and $377,000 respectively, under the Plan.

15. RELATED PARTY TRANSACTIONS

During 2006, 2005 and 2004, the Company paid legal fees of $439,000, $331,000 and $157,000, respectively, to a law firm in which a member of the Company’s Board of Directors is a shareholder and member of the law firm’s executive committee.

In February 2006, the Company entered into a sublease with United Medical Bank, FSB (“UMB”) for 4,364 square feet of finished office space on the third floor of 800 King Farm Boulevard. A member of the Company’s Board of Directors and parent of its chief executive officer control the holding company of UMB. Pursuant to the sublease, UMB passes through the actual lease rental costs to the Company at approximately $10,400 per month with annual escalator of approximately 3% per year thereafter through May 14, 2015. Either the holding company of UMB or the Company can terminate the lease with a 90 day written notice at anytime. The Company paid $115,000 to UMB in 2006.

In March of 2004, the Company entered into an agreement to purchase all of the assets of Diabetic Sense, a company specializing in diabetes management programs, from an executive vice president of the Company in exchange for 74,250 shares of the Company’s common stock. The 74,250 shares of stock were valued at $749,925

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

16. SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006 Quarterly Operating Results
Revenue (excludes member co-payments of $98,634, $96,990, $138,550, and $142,809 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2006)	$238,671	$273,006	$363,121	$396,208
Operating income	8,797	8,445	13,093	17,380
Income before income taxes	9,411	9,428	14,386	18,757
Net income	$5,762	$5,780	$8,764	$11,268
Net income per common share, basic	$0.14	$0.14	$0.22	$0.28
Net income per common share, diluted	$0.14	$0.14	$0.21	$0.27

2005 Quarterly Operating Results
Revenue (excludes member co-payments of $72,435, $67,060, $69,475, and $70,268 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2005)	$169,003	$177,258	$166,783	$181,475
Operating income	8,075	8,801	9,684	8,264
Income before income taxes	8,166	9,102	9,997	8,877
Net income	$5,145	$5,734	$6,298	$5,803
Net income per common share, basic	$0.14	$0.15	$0.16	$0.15
Net income per common share, diluted	$0.13	$0.14	$0.15	$0.14

17. SUBSEQUENT EVENTS

On February 6, 2007, the Company acquired the remaining 20% minority ownership interest in the parent of EBRx through the acquisition of a separate entity and transferred the shares in the operating subsidiary to HCEM Corp., a wholly owned subsidiary of the Company. The transaction resulted in a cash payment of $30.3 million prior to the repayment of related transaction debt and accrued interest.

HEALTHEXTRAS, INC.

and Subsidiaries

HEALTHEXTRAS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance Beginning of Period	Additions/ (Reductions) Charged to Costs and Expense	Additions/ (Reductions) Due to Acquisitions	Deductions	Balance End of Period
Deduction from asset account:
Allowance for accounts receivable:
Year ended December 31, 2006	$1,016	$1,504	$(60)	$(338)	$2,122
Year ended December 31, 2005	917	(62)	300	(139)	1,016
Year ended December 31, 2004	889	210	199	(381)	917

S- 1