Form 10-Q
period 2007-03-31
HEALTHEXTRAS INC
filed 2007-05-08
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of April 30, 2007 there were 41,951,648 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

First Quarter 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$19,626	$49,501
Marketable securities	44,050	42,200
Accounts receivable, net of allowances of $2,837 and $2,122 at March 31, 2007 and December 31, 2006, respectively	182,509	169,432
Deferred charges	800	1,506
Deferred income taxes	—	60
Other current assets	5,109	4,875

Total current assets	252,094	267,574
Property and equipment, net of accumulated depreciation of $6,778 and $5,949 at March 31, 2007 and December 31, 2006, respectively	13,320	12,859
Intangible assets, net	34,577	34,362
Goodwill	148,448	118,055
Restricted cash	1,000	1,000
Other assets	1,849	2,174

Total assets	$451,288	$436,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$167,864	$167,066
Accrued expenses and other current liabilities	9,955	8,721
Income taxes payable	5,177	2,208
Deferred income taxes	15	—
Deferred revenue	2,336	3,802

Total current liabilities	185,347	181,797
Deferred rent expense	1,731	1,478
Deferred income taxes	11,926	11,454

Total liabilities	199,004	194,729

Commitments and contingencies

Minority interest	—	1,248

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 41,551 and 41,379 shares issued at March 31, 2007 and December 31, 2006, respectively	416	414
Additional paid-in capital	173,374	170,552
Treasury stock, at cost, 48 shares and 36 shares at March 31, 2007 and December 31, 2006, respectively	(1,226)	(930)
Retained earnings	79,720	70,011

Total stockholders’ equity	252,284	240,047

Total liabilities and stockholders’ equity	$451,288	$436,024

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2007	2006
Revenue (excludes member co-payments of $156,069 and $98,634 for the three months ended March 31, 2007 and 2006, respectively)	$406,372	$238,671

Direct expenses	378,814	218,929
Selling, general and administrative expenses	12,812	10,945

Total operating expenses	391,626	229,874

Operating income	14,746	8,797
Interest income	1,331	854
Interest expense	(36)	(218)
Other income	1	18

Income before minority interest and income taxes	16,042	9,451
Minority interest	31	40

Income before income taxes	16,011	9,411
Income tax expense	6,302	3,649

Net income	$9,709	$5,762

Net income per share, basic	$0.24	$0.14
Net income per share, diluted	$0.23	$0.14
Weighted average shares of common stock outstanding, basic	40,952	39,810
Weighted average shares of common stock outstanding, diluted	42,765	42,053

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$9,709	$5,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	832	500
Amortization of intangibles and other assets	988	558
Allowances on accounts receivable	720	50
Deferred income taxes	79	140
Equity based compensation charges	1,209	881
Minority interest in earnings of a subsidiary	31	40
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(13,797)	(22,207)
Income taxes payable	2,969	(1,092)
Other assets	78	(1,040)
Deferred charges	705	(216)
Accounts payable, accrued expenses, and other liabilities	236	16,418
Deferred revenue	(1,467)	487

Net cash provided by operating activities	2,292	281

Cash flows from investing activities:
Purchases of property and equipment	(1,292)	(659)
Business acquisitions and related payments, net of cash acquired	(29,065)	—
Acquisition of remaining minority interest	(1,279)	—
Purchases of marketable securities	(31,350)	(14,125)
Maturities of marketable securities	29,500	7,000

Net cash used in investing activities	(33,486)	(7,784)

Cash flows from financing activities:
Repayments of notes payable	—	(1,250)
Proceeds from exercise of stock options and warrants	657	3,066
Excess tax benefits due to option exercises and restricted stock vesting	839	4,376
Proceeds from shares issued under employee stock purchase plan	119	121
Purchases of treasury stock	(296)	—

Net cash provided by financing activities	1,319	6,313

Net decrease in cash and cash equivalents	(29,875)	(1,190)
Cash and cash equivalents at the beginning of period	49,501	27,900

Cash and cash equivalents at the end of period	$19,626	$26,710

Supplemental disclosure:
Cash paid for interest	$23	$194
Cash paid for taxes	$2,416	$225

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2007	2006
Comprehensive income:
Net income	$9,709	$5,762
Other comprehensive income:
Unrealized gain on interest rate swap	—	4

Total comprehensive income	$9,709	$5,766

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 28, 2007.

Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three months ended March 31, 2006, $5.5 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs, have been reclassified to direct expenses. This reclassification, which is comprised of $5.1 million and $0.4 million to our pharmacy benefit management (“PBM”) segment and Supplemental Benefits segment, respectively, was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. FAS 157 applies to financial statements that are issued for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are required to adopt FAS 157 on January 1, 2008. We are currently evaluating the impact the adoption of FAS 157 may have on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), which permits reporting entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. FAS 159 will be effective in the first quarter of fiscal 2008. We are currently evaluating the impact the adoption of FAS 159 may have on our financial condition, results of operations or cash flows.

3.	BUSINESS COMBINATIONS

Acquisition of R/xx

On November 3, 2006, we purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. (“R/xx”), an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. As provided for in the acquisition agreement, an additional cash consideration of $2.1 million was earned, but not yet paid, based on successful achievement of certain client retention criteria during the period ended March 31, 2007. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and

Hawaii markets. We have also established a business development marketing relationship with an R/xx affiliate, Pharmacy Benefit Consultants, Inc. (“PBC”), and have agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business, primarily during 2007.

The acquisition of R/xx resulted in goodwill of $15.5 million and intangible assets of $5.6 million. The allocation of the purchase price to the net assets acquired is preliminary and may be adjusted upon completion of a valuation study which is currently in progress. Consequently, the allocation of purchase price to intangible assets is subject to adjustment. Additionally, the cost of the acquisition may be increased depending on the resolution of the contingent consideration.

Acquisition of EBRx

On December 16, 2005, we acquired the common stock of EBRx, Inc. (“EBRx”). The acquisition was structured as a merger between our wholly-owned subsidiary, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $0.8 million in related transaction costs. HCEM was funded by us with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, purchased a 20% ownership interest in the parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and is recorded in the current “other assets” category in our consolidated balance sheet. The note receivable is collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bears interest of 4.38% per annum.

In addition, the transaction provided that we may purchase the remaining 20% interest beginning after twelve months and ending after fifteen months from closing at specified amounts based on the financial performance of EBRx. On February 6, 2007, we acquired the remaining 20% minority ownership interest in the parent of EBRx through the acquisition of a separate entity and transferred the shares in the operating subsidiary to HCEM Corp., our wholly owned subsidiary. The transaction resulted in a cash payment of $30.3 million, of which $29.0 million was recorded as additional goodwill, prior to the repayment of related transaction debt and accrued interest.

The acquisition also provided for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006. The contingent consideration earned in 2006 was approximately $2.4 million.

Based on a valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $55.6 million and customer relationship intangibles of $8.5 million and non-competition agreements of $0.3 million. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2007 are as follows (in thousands):

2007
Balance as of January 1, 2007	$118,055
Contingent consideration incurred	2,050
Additional transaction costs related to previous acquisition	29,065
Adjustment to purchase price allocation	(722)

Balance as of March 31, 2007	$148,448

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. We performed our annual impairment testing at December 31, 2006 and concluded that no impairment of goodwill exists. All goodwill is recorded in the PBM segment.

The following table sets forth the components of intangible assets (in thousands):

	March 31, 2007	Dec. 31, 2006	Amortization period
Catalyst customer contracts	$5,700	$5,700	20 years
PNNC customer contracts	8,000	8,000	20 years
MHS customer contracts	8,289	8,289	15 years
EBRx customer contracts	8,507	7,393	11 years
R/xx customer contracts	5,600	5,600	12 years
Non-compete agreements	374	298	2 – 3 years
Other PBM contracts	6,755	6,755	5 months – 20 years

Total intangible assets	43,225	42,035
Accumulated amortization	(8,648)	(7,673)

	$34,577	$34,362

Catalyst Rx (“Catalyst”), Pharmacy Network National Corporation (“PNNC”), Managed Healthcare Systems, Inc. (“MHS”) and EBRx customer contracts represent the estimated fair value of customer contracts held by Catalyst, PNNC, MHS, R/xx and EBRx at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate.

The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, is $3.9 million, $3.6 million, $3.4 million, $3.0 million and $2.6 million, respectively.

5.	CREDIT FACILITY AND NOTES PAYABLE

In September 2006, we entered into a new $50.0 million revolving credit facility with our primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. There was no outstanding balance at March 31, 2007 or at December 31, 2006 on the credit facility. The credit facility is collateralized by all of our assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA.

Concurrent with entering into this revolving credit facility, we repaid the then outstanding balance on the term loan facility with our primary commercial bank and terminated the related interest rate swap arrangement.

6.	INCOME TAXES

Effective January 1, 2007, we adopted the provisions of FASB’s Interpretation No. 48, Accounting for Uncertain Tax Positions (“FIN 48”). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have evaluated our tax positions in the tax returns filed, as well as un-filed tax positions and the amounts comprising our deferred tax assets. We have determined that FIN 48 will not have a material impact on our financial condition, results of operations or cash flows.

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Our federal income tax returns for 2003 through 2006 are open tax years. State jurisdictions that remain subject to examinations range from 2000 to 2006.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the three months ended March 31, 2007 is as follows (in thousands, except for weighted average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	3,091	$7.14
Granted	—	—
Exercised	(119)	5.51
Forfeited or expired	—	—

Outstanding at March 31, 2007	2,972	7.21

Exercisable at March 31, 2007	2,972	$7.21

The aggregate intrinsic value of exercisable stock options at March 31, 2007 was approximately $21.4 million with a weighted average remaining life of 5.3 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was approximately $2.4 million.

Restricted Stock Awards

A summary of our restricted share activity for the three months ended March 31, 2007 is as follows (in thousands, except for fair market value):

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2006	482	$25.61
Granted	36	24.46
Vested	(31)	31.42
Forfeited or expired	(8)	28.69

Non-vested shares outstanding at March 31, 2007	479	25.09

As of March 31, 2007, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $10.4 million with a weighted average period over which it is expected to be recognized of 3.0 years.

Performance-based Shares

In February 2007, we granted 94,000 performance-based shares, having a fair market value of $24.82 per share, to our senior executives under our 2006 Equity Incentive Plan. These performance-based shares will be earned based upon the achievement of 2007 operating profitability targets established by the Board of Directors, subject also to time-based vesting over a period of four years. As of March 31, 2007, the total remaining unrecognized compensation cost related to performance-based shares was approximately $2.3 million.

We adopted the alternative transition method provided in FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“SFAS 123(R)-3”) for calculating the tax effects of equity-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the Additional Paid-In Capital Pool (“APIC Pool”) related to the tax effects of employee equity-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statement of cash flows of the tax effects of employee equity-based compensation awards that were outstanding upon the implementation of SFAS 123(R), Share-based Payment.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. For the three months ended March 31, 2007, 12,000 shares were purchased at a cost of approximately $0.3 million, and for the year ended December 31, 2006, 36,000 shares were purchased at a cost of approximately $0.9 million

Employee Stock Purchase Plan

Effective January 1, 2007, the employee stock purchase plan (“ESPP”) was modified, allowing eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP, as modified, is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense for the three-month period ended March 31, 2007.

8.	CO-PAYMENTS

In our PBM segment, member co-payments are not recorded as revenue. We incur no obligation for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. Under our client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or operating expenses.

9.	NET INCOME PER SHARE

Basic net income per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur (using the treasury stock method) if stock options, restricted stock awards and warrants to issue common stock were exercised.

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2007	2006
Net income available to common stockholders	$9,709	$5,762

Calculation of shares:
Weighted average common shares outstanding, basic	40,952	39,810
Dilutive effect of stock options, restricted stock awards and warrants	1,813	2,243

Weighted average common shares outstanding, diluted	42,765	42,053

Net income per common share, basic	$0.24	$0.14
Net income per common share, diluted	$0.23	$0.14

During all periods presented, all options were included in the computation of diluted net income per share because the exercise prices were greater than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

During the routine course of our business, we are sometimes required to provide financial guarantees related to certain customer contracts. These financial guarantees may include performance bonds, standby letters of credit or other performance guarantees. These financial guarantees represent obligations to make payments to customers if we fail to fulfill an obligation under a contractual arrangement with that customer. We have had no history of significant claims, nor are we aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claim that might arise in the future, either individually or in the aggregate, would not have a material adverse effect on our financial condition, results of operations or cash flows.

In 2006, we entered into formal arbitration proceedings to recover funds owed to us by a former service provider. We believe that the amount we have recognized in the financial statements represents the true and valid amount due from this service provider. Nonetheless, the counter party is contesting the amount due and there is risk that a determination resulting from the arbitration process could differ from the amounts recognized in the financial statements. We do not expect the ultimate outcome of this proceeding to have a material adverse effect on our financial condition, results of operations or cash flows.

11.	SEGMENT REPORTING

We operate in two business segments, PBM and Supplemental Benefits. We measure the performance of our operating segments through segment gross margin, defined as segment revenue less segment direct expenses. Selling, general and administrative expenses are reported as corporate expenses. In addition, interest and other income (expense), which includes interest income, interest expense and other income, is reported in the corporate category. Corporate assets consist of all cash, marketable securities, income tax receivable and deferred income taxes.

Segment information for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

Three months ended March 31, 2007	PBM	Supplemental Benefits	Corporate	Total
Revenue	$398,080	$8,292		$406,372
Direct expenses	373,844	4,970		378,814

Segment gross margin	24,236	3,322		27,558
Selling, general and administrative expenses			$12,812	12,812
Other income/(expense), net			1,265	1,265

Income before income taxes				16,011
Total assets	385,593	2,019	63,676	451,288
Goodwill and intangible assets, net	183,025	—	—	183,025
Accounts receivable	182,105	404	—	182,509
Accounts payable	167,491	373	—	167,864

Three months ended March 31, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$227,439	$11,232		$238,671
Direct expenses	210,798	8,131		218,929

Segment gross margin	16,641	3,101		19,742
Selling, general and administrative expenses			$10,945	10,945
Other income/(expense), net			614	614

Income before income taxes				9,411
Total assets	250,344	2,896	63,824	317,064
Goodwill and intangible assets, net	127,475	—	—	127,475
Accounts receivable	108,187	199	—	108,386
Accounts payable	85,203	676	—	85,879

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. Factors that we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 under “Item 1 A. Risk Factors.” We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. Our PBM segment, which operates primarily under the brand name Catalyst Rx, accounted for 98% and 95% of our revenue in the three months ended March 31, 2007 and 2006, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, managed care organizations, third-party administrators, referred to as TPAs, and unions, who contract with us to administer the prescription drug component of their overall health benefit programs. Our PBM segment revenue increased by 75% to $398.1 million for the three months ended March 31, 2007 from $227.4 million for the same period in 2006. During 2006, we initiated services with several large new PBM clients. In particular, beginning July 1, 2006, we commenced providing PBM services to over 1.0 million members of Wellmark Blue Cross and Blue Shield of Iowa. For the three months ended March 31, 2007, this new client was responsible for over 2.7 million claims and accounted for approximately 21% of our total revenue. Total PBM claims processed increased to 9.7 million in the three-month period ended March 31, 2007 from 5.6 million during the same period in 2006.

We also offer supplemental benefit programs developed by us under the brand name HealthExtras, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 2% and 5% of our revenue in the three months ended March 31, 2007 and 2006, respectively. Individuals are the major purchasers of these programs.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Our PBM segment provides its clients access to a contracted, non-exclusive national network of approximately 59,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription identification card or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported PBM revenue and direct expenses of $156.1 million and $98.6 million for the three months ended March 31, 2007 and 2006, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported PBM revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended March 31,
	2007	2006
Reported PBM revenue	$398,080	$227,439
Member co-payments	156,069	98,634

Total	$554,149	$326,073

Reported PBM direct expenses (1)	$373,844	$210,798
Member co-payments	156,069	98,634

Total	$529,913	$309,432

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three months ended March 31, 2006, $5.1 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to PBM segment direct expenses. This reclassification was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on the previously reported revenue, total operating expenses or operating income of the Company.

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions.

On November 3, 2006, we purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. referred to as “R/xx”, an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. As provided for in the acquisition agreement, an additional cash consideration of $2.1 million was earned, but not yet paid, based on successful achievement of certain client retention criteria during the period ended March 31, 2007. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. We have also established a business development marketing relationship with an affiliate, Pharmacy Benefit Consultants, Inc., referred to as “PBC”, and have agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business, primarily during 2007.

The acquisition of R/xx resulted in goodwill of $15.5 million and intangible assets of $5.6 million. The allocation of the purchase price to the net assets acquired is preliminary and may be adjusted upon completion of a valuation study which is currently in progress. Consequently, the allocation of purchase price to intangible assets is subject to adjustment. Additionally, the cost of the acquisition may be increased depending on the resolution of the contingent consideration

On December 16, 2005, we acquired the common stock of EBRx, Inc. The acquisition was structured as a merger between a wholly-owned subsidiary of the Company, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $0.8 million in related transaction costs. HCEM was funded by us with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, purchased a 20% ownership interest in the parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and is recorded in the current other assets category in our consolidated balance sheet. The note receivable is collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bears interest of 4.38% per annum.

In addition, the terms of the transaction provided that we may purchase the remaining 20% minority ownership interest beginning after twelve months and ending after fifteen months from closing at specified amounts based on the financial performance of EBRx. On February 6, 2007, we acquired the minority ownership interest in the parent of EBRx through the acquisition of a separate entity and transferred the shares in the operating subsidiary to HCEM. The transaction resulted in a cash payment of $30.3 million, of which $29.0 million was recorded as additional goodwill, prior to the repayment of related transaction debt and accrued interest.

The acquisition of EBRx also provided for an additional contingent payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006. The contingent consideration earned in 2006 was $2.4 million and recorded as additional goodwill.

Based on a valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $55.6 million and customer relationship intangibles of $8.5 million and non-competition agreements of $0.3 million. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue. Revenue from operations for the three months ended March 31, 2007 was $406.4 million, consisting of $398.1 million generated from the PBM segment and $8.3 million from the supplemental benefits segment. PBM revenue increased over the comparable period in 2006 by $170.6 million, including $153.8 million from increased prescription volume, which includes new clients since the prior year quarter including increases associated with the Wellmark Blue Cross Blue Shield of Iowa contract and the R/xx operations; $8.8 million from an increase in unit prices; and $8.0 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 9.7 million for the three months ended March 31, 2007 from approximately 5.6 million for the same period in 2006. A significant contributor to the increase in revenue and prescription volume was a new contract with Wellmark Blue Cross Blue Shield of Iowa covering over 1.0 million members, which commenced on July 1, 2006. This contract generated 21% of our total revenue for the three months ended March 31, 2007. The supplemental benefits revenue for the three months ended March 31, 2007 decreased by $2.9 million from the comparable period in 2006. Revenue for the three months ended March 31, 2006 was $238.7 million, consisting of approximately $227.5 million and $11.2 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended March 31, 2007 were $378.8 million, consisting of $373.8 million in direct expenses from the PBM segment and $5.0 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased over the comparable period in 2006 by $163.0 million, while the supplemental benefits segment direct expenses decreased by approximately $3.1 million. The PBM segment’s increase in direct expenses is related to the $170.6 million increase in PBM revenue. The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended March 31, 2006 were $218.9 million, consisting of approximately $210.8 million and $8.1 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $378.8 million and $218.9 million for the three months ended March 31, 2007 and 2006 represented 96.7% and 95.2% of total operating expenses for the respective periods.

Gross margins, calculated as segment revenue less segment direct expense, in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed in 2007 in a manner that would meaningfully affect current or anticipated results. In 2007, composite gross margin percentages were reduced by the addition of several new large contracts including Wellmark Blue Cross Blue Shield of Iowa, which are more competitively priced due to their size. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Gross margins in the supplemental benefits segment are generally consistent on a per transaction basis. During 2006, we enhanced one of our telemarketing programs and modified one of our contracts with a partner. Both of these changes had a positive impact on our 2007 gross margin when compared to our 2006 gross margin.

Selling, General and Administrative. For the three months ended March 31, 2007, selling, general and administrative expenses increased by approximately $1.9 million over the same period in the prior year to $12.8 million or 3.3% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses of $12.8 million for the three months ended March 31, 2007, consisted of $6.6 million in compensation and benefits, which includes $1.1 million in non-cash compensation, $1.3 million in professional fees and technology services, $1.3 million in facility costs, $0.7 million in travel expenses, $0.6 million in insurance and other corporate expenses, $0.1 million in product endorsement and marketing, $0.7 million in other, which includes $0.3 million in recruitment and temporary help, and $1.5 million in depreciation and amortization.

Selling, general and administrative expenses of $10.9 million for the three months ended March 31, 2006, consisted of $6.1 million in compensation and benefits, which includes $1.2 million in non-cash compensation, $0.8 million in professional fees and technology service costs, $1.0 million in facility costs, $0.6 million in travel expenses, $0.5 million in insurance and other corporate expenses, $0.1 million for product endorsement and marketing, $0.8 million in other expenses, which includes $0.7 million in recruitment and temporary help, and $1.0 million in depreciation and amortization.

Interest Income. Interest income increased to $1.3 million for the three months ended March 31, 2007 from $0.9 million for the three months ended March 31, 2006. The increase was primarily due to an increase in average funds available for investment during the period and an increase in the rate of return available in the marketplace.

Interest Expense. Interest expense decreased to under $0.1 million in the three months ended March 31, 2007 from $0.2 million in the three months ended March 31, 2006. This decrease reflects the decrease in the average outstanding amount of debt during the periods. In September 2006, we fully repaid the balance outstanding on our term loan facility.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rate of 39.4% during the three months ended March 31, 2007 and 38.6% during the comparable period in 2006 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The tax rate in 2006 was lower than in 2007, in particular due to an increase in 2007 in our effective state income tax rate reflective of our expansion into additional state jurisdictions.

Net Income. Net income for three months ended March 31, 2007 increased by approximately $3.9 million over the same period in 2006 to $9.7 million. The increase in net income was primarily a function of increased gross margin dollars in the PBM segment and an increase in interest income, reduced by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $24.2 million in 2007 from $16.6 million in 2006, largely attributable to new clients. Segment operating information for 2007 and 2006 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
March 31, 2007
Segment revenue	$398,080	$8,292	$406,372
Segment direct expenses	373,844	4,970	378,814

Segment gross margin	$24,236	$3,322	$27,558

March 31, 2006
Segment revenue	$227,439	$11,232	$238,671
Segment direct expenses (1)	210,798	8,131	218,929

Segment gross margin	$16,641	$3,101	$19,742

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three months ended March 31, 2006, $5.5 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to direct expenses. This reclassification, which is comprised of $5.1 million and $0.4 million to the PBM segment and Supplemental Benefits segment, respectively, was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2007 and the foreseeable near-term future. Cash and cash equivalents and marketable securities at March 31, 2007 were $63.7 million. At March 31, 2007, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

Net Cash Provided by Operating Activities. Our operating activities generated $2.3 million of cash from operations in the three-month period ended March 31, 2007, a $2.0 million increase from the $0.3 million generated in the comparable prior year period. This $2.3 million in cash provided by operating activities in 2007 reflects $9.7 million in net income, plus $3.9 million in non-cash charges and an $11.3 million net decrease in working capital and other assets and liabilities. This $11.3 million net decrease in working capital was primarily due to a $13.8 million increase in accounts receivable. The cash provided by operating activities in the three-month period ended March 31, 2006 of $0.3 million reflects net income of $5.8 million, plus $2.1 million in non-cash charges, offset by a $7.6 million net decrease in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2007 was $33.5 million compared to $7.8 million in the prior year period. The current period use of cash reflects the net purchase of $1.9 million in marketable securities and $1.3 million in capital expenditures. Also, the acquisition of our remaining 20% minority ownership interest resulted in a cash payment of $30.3 million, of which $1.3 million was attributable to the minority interest and approximately $29.0 million was recorded as additional purchase price. The $7.8 million use of cash in the three-month period ended March 31, 2006 consisted of $7.1 million for the net purchase of marketable securities and $0.7 million in capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2007 was $1.3 million compared to $6.3 million in the prior year period. In the current period we purchased $0.3 million of treasury stock, received proceeds of $0.7 million from the exercise of options and $0.1 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan. In addition, the company received an income tax payable benefit of $0.8 million from the exercise of stock options and restricted stock vesting. In the prior year period we repaid $1.3 million in notes payable, received proceeds of $3.1 million from the exercise of options and received $4.4 million in income tax benefit proceeds from the exercise of stock options and restricted stock vesting.

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

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our most recent review, which was made as of the end of our first quarter ended March 31, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide us reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business, we may become subject to legal proceedings and claims. We are not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on our financial condition, results of operations or cash flows.

In 2006, we entered into formal arbitration proceedings to recover funds owed to us by a former service provider. We believe that the amount we recognized in our financial statements represents the true and valid amount due from this service provider. Nonetheless, the counter party is contesting the amount due and there is risk that a determination resulting from the arbitration process could differ from the amounts recognized in the financial statements. We do not expect the ultimate outcome of this proceeding to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3(ii)	Bylaws of HealthExtras, Inc.(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(2)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K filed on April 11, 2007.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

May 8, 2007	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

May 8, 2007	By:	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)