Form 10-Q
period 2007-06-30
HEALTHEXTRAS INC
filed 2007-08-09
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007 there were 42,154,378 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

Second Quarter 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$26,504	$49,501
Marketable securities	44,450	42,200
Accounts receivable, net of allowances of $1,664 and $2,122 at June 30, 2007 and December 31, 2006, respectively	184,541	169,432
Income taxes receivable	1,894	—
Deferred charges	443	1,506
Deferred income taxes	—	60
Other current assets	5,343	4,875

Total current assets	263,175	267,574
Property and equipment, net of accumulated depreciation of $7,641 and $5,949 at June 30, 2007 and December 31, 2006, respectively	13,235	12,859
Intangible assets, net	34,294	34,362
Goodwill	148,971	118,055
Restricted cash	1,000	1,000
Other assets	1,525	2,174

Total assets	$462,200	$436,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168,771	$167,066
Accrued expenses and other current liabilities	7,070	8,721
Income taxes payable	—	2,208
Deferred income taxes	90	—
Deferred revenue	1,634	3,802

Total current liabilities	177,565	181,797
Deferred rent expense	1,849	1,478
Deferred income taxes	11,810	11,454

Total liabilities	191,224	194,729

Commitments and contingencies
Minority interest	—	1,248

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 42,113 and 41,379 shares issued at June 30, 2007 and December 31, 2006, respectively	421	414
Additional paid-in capital	183,946	170,552
Treasury stock, at cost, 51 shares and 36 shares at June 30, 2007 and December 31, 2006, respectively	(1,310)	(930)
Retained earnings	87,919	70,011

Total stockholders’ equity	270,976	240,047

Total liabilities and stockholders’ equity	$462,200	$436,024

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Revenue (excludes member co-payments of $143,362, $96,990, $299,431 and $195,624 for the three and six months ended June 30, 2007 and 2006, respectively)	$421,004	$273,006	$827,376	$511,677

Direct expenses	394,487	252,974	773,301	471,903
Selling, general and administrative expenses	14,579	11,586	27,391	22,531

Total operating expenses	409,066	264,560	800,692	494,434

Operating income	11,938	8,446	26,684	17,243
Interest income	1,457	1,195	2,788	2,049
Interest expense	(53)	(211)	(89)	(429)
Other income	—	26	1	44

Income before minority interest and income taxes	13,342	9,456	29,384	18,907
Minority interest	—	28	31	68

Income before income taxes	13,342	9,428	29,353	18,839
Income tax expense	5,143	3,648	11,445	7,297

Net income	$8,199	$5,780	$17,908	$11,542

Net income per share, basic	$0.20	$0.14	$0.43	$0.29
Net income per share, diluted	$0.19	$0.14	$0.42	$0.27
Weighted average shares of common stock outstanding, basic	41,433	40,119	41,194	39,965
Weighted average shares of common stock outstanding, diluted	43,027	42,269	42,838	42,226

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$17,908	$11,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,695	1,043
Amortization of intangibles and other assets	2,084	1,185
Allowances on accounts receivable	1,379	125
Deferred income taxes	38	230
Equity based compensation charges	2,787	1,904
Minority interest in earnings of a subsidiary	31	68
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,488)	(31,658)
Income taxes payable	(4,102)	(1,192)
Other assets	(1,645)	(4,294)
Deferred charges	1,063	(445)
Accounts payable, accrued expenses, and other liabilities	2,825	29,751
Deferred revenue	(2,169)	1,239

Net cash provided by operating activities	5,406	9,498

Cash flows from investing activities:
Purchases of property and equipment	(2,071)	(4,379)
Business acquisitions and related payments, net of cash acquired	(34,037)	—
Acquisition of remaining minority interest	(1,279)	—
Payment received on note receivable	1,000	—
Purchases of marketable securities	(45,950)	(40,100)
Maturities of marketable securities	43,700	30,700

Net cash used in investing activities	(38,637)	(13,779)

Cash flows from financing activities:
Repayments of notes payable	—	(2,500)
Proceeds from exercise of stock options	4,996	5,132
Excess tax benefits due to option exercises and restricted stock vesting	5,380	6,294
Proceeds from shares issued under employee stock purchase plan	238	266
Purchases of treasury stock	(380)	—

Net cash provided by financing activities	10,234	9,192

Net increase (decrease) in cash and cash equivalents	(22,997)	4,911
Cash and cash equivalents at the beginning of period	49,501	27,900

Cash and cash equivalents at the end of period	$26,504	$32,811

Supplemental disclosure:
Cash paid for interest	$45	$383
Cash paid for taxes	$10,130	$1,966

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$8,199	$5,780	$17,908	$11,542
Other comprehensive income:
Unrealized loss on interest rate swap	—	(8)	—	(4)

Total comprehensive income	$8,199	$5,772	$17,908	$11,538

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 28, 2007.

Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three and six months ended June 30, 2006, $6.5 million and $12.0 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs, have been reclassified to direct expenses. This reclassification, which is comprised of $6.2 million and $0.3 million for the three months ended June 30, 2006 and $11.3 million and $0.7 million for the six months ended June 30, 2006, to our pharmacy benefit management (“PBM”) segment and Supplemental Benefits segment, respectively, was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

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

Acquisition of R/xx

On November 3, 2006, we purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. (“R/xx”), an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. As provided for in the acquisition agreement, additional cash consideration of $2.1 million was earned and paid based on successful achievement of certain client retention criteria during the period ended March 31, 2007. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. We have also established a business development marketing relationship with an R/xx affiliate, Pharmacy Benefit Consultants, Inc. (“PBC”), and have agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business, primarily during 2007.

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

Acquisition of EBRx

On December 16, 2005, we acquired the common stock of EBRx, Inc. (“EBRx”). The acquisition was structured as a merger between our wholly-owned subsidiary, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $0.8 million in related transaction costs. HCEM was funded by us with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, purchased a 20% ownership interest in the parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and was recorded in the current “other assets” category in our consolidated balance sheet. The note receivable was collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bore interest of 4.38% per annum.

In addition, the terms of the transaction provided that we may purchase the remaining 20% interest beginning after twelve months and ending after fifteen months from closing at specified amounts based on the financial performance of EBRx. On February 6, 2007, we acquired the remaining 20% minority ownership interest in the parent of EBRx through the acquisition of a separate entity and transferred the shares in the operating subsidiary to HCEM Corp., our wholly owned subsidiary. The transaction resulted in a cash payment of $30.3 million, of which $29.0 million was recorded as additional goodwill, prior to the repayment of related transaction debt and accrued interest. On May 16, 2007, the related note receivable of $1.0 million plus accrued interest of $0.1 million was repaid.

The acquisition also provided for an additional contingent consideration payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006. The contingent consideration earned and paid was approximately $2.9 million and recorded as additional goodwill.

Based on a valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $56.1 million and customer relationship intangibles of $8.5 million and non-competition agreements of $0.3 million. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2007 are as follows (in thousands):

2007
Balance as of January 1, 2007	$118,055
Contingent consideration incurred	2,550
Additional transaction costs related to previous acquisitions	29,088
Adjustment to purchase price allocation	(722)

Balance as of June 30, 2007	$148,971

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. We performed our annual impairment testing at December 31, 2006 and concluded that no impairment of goodwill exists. All goodwill is recorded in the PBM segment.

The following table sets forth the components of intangible assets (in thousands):

	June 30, 2007	December 31, 2006	Amortization period
Customer contracts	$36,096	$34,982	11 – 20 years
Non-compete agreements	374	298	2 – 3 years
Other PBM contracts	7,554	6,755	5 months – 20 years

Total intangible assets	44,024	42,035
Accumulated amortization	(9,730)	(7,673)

	$34,294	$34,362

Customer contracts represent the estimated fair value of customer contracts held at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate.

The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2007, 2008, 2009, 2010 and 2011, is $4.2 million, $4.0 million, $3.4 million, $3.0 million and $2.6 million, respectively.

5.	CREDIT FACILITY AND NOTES PAYABLE

In September 2006, we entered into a new $50.0 million revolving credit facility with our primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. There was no outstanding balance at June 30, 2007 or at December 31, 2006 on the credit facility. The credit facility is collateralized by all of our assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA.

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

Stock Options

A summary of our stock option activity for the six months ended June 30, 2007 is as follows (in thousands, except for weighted average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	3,091	$7.14
Granted	—	—
Exercised	(666)	7.51
Forfeited or expired	—	—

Outstanding at June 30, 2007	2,425	7.04
Exercisable at June 30, 2007	2,425	$7.04

The aggregate intrinsic value of exercisable stock options at June 30, 2007 was approximately $54.7 million with a weighted average remaining life of 5.0 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was approximately $14.5 million.

Restricted Stock Awards

A summary of our restricted share activity for the six months ended June 30, 2007 is as follows (in thousands, except for fair market value):

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2006	482	$25.61
Granted	51	26.17
Vested	(47)	30.28
Forfeited or expired	(11)	27.90

Non-vested shares outstanding at June 30, 2007	475	25.15

As of June 30, 2007, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $9.5 million with a weighted average period over which it is expected to be recognized of 2.7 years.

Performance-based Shares

The Board of Directors has determined as of August 9, 2007, that 92,300 performance-based shares have been earned based on the achievement of targets established for company executives, under our 2006 Stock Incentive Plan. These performance-based shares are subject to time-based vesting over a period of four years. As of June 30, 2007, the total remaining unrecognized compensation cost related to performance-based shares was approximately $1.9 million.

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

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 2,900 shares and 14,750 shares were purchased at a cost of approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2007, respectively.

Employee Stock Purchase Plan

Effective January 1, 2007, the employee stock purchase plan (“ESPP”) was modified, allowing eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP, as modified, is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense for the three or six months ended June 30, 2007.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income available to common stockholders	$8,199	$5,780	$17,908	$11,542

Calculation of shares:
Weighted average common shares outstanding, basic	41,433	40,119	41,194	39,965
Dilutive effect of stock options, restricted stock awards and warrants	1,594	2,150	1,644	2,261

Weighted average common shares outstanding, diluted	43,027	42,269	42,838	42,226

Net income per common share, basic	$0.20	$0.14	$0.43	$0.29
Net income per common share, diluted	$0.19	$0.14	$0.42	$0.27

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

In 2006, we entered into formal arbitration proceedings to recover funds owed to us by a former service provider. We reached a settlement agreement with the counterparty that was made formal on July 27, 2007 and we have included the appropriate adjustment reflecting the settlement amount in the financial statements.

One of the distributors under our supplemental benefits program has filed an action seeking a court order related to the prospective provision of certain services and the delivery of information to which that distributor contends it is entitled. While no monetary damages are claimed, it is too early in the proceedings to evaluate what, if any, effect the outcome of the proceedings may have on our supplemental benefits business. We believe the complaint is without merit, and intend to defend the case vigorously. However, we are not able to assess the likelihood of a favorable or unfavorable outcome at this time.

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

Segment information for the three months and six months ended June 30, 2007 and 2006 is as follows (in thousands):

Three months ended June 30, 2007	PBM	Supplemental Benefits	Corporate	Total
Revenue	$413,297	$7,707		$421,004
Direct expenses	390,087	4,400		394,487

Segment gross margin	23,210	3,307		26,517
Selling, general and administrative expenses			$14,579	14,579
Other income/(expense), net			1,404	1,404

Income before income taxes				13,342
Total assets	387,498	1,854	72,848	462,200
Goodwill and intangible assets, net	183,265	—	—	183,265
Accounts receivable	183,852	689	—	184,541
Accounts payable	168,593	178	—	168,771

Three months ended June 30, 2006	PBM	Supplemental Benefits	Corporate	Total

Revenue	$261,786	$11,220		$273,006
Direct expenses	245,005	7,969		252,974

Segment gross margin	16,781	3,251		20,032
Selling, general and administrative expenses			$11,586	11,586
Other income/(expense), net			982	982

Income before income taxes				9,428
Total assets	266,581	3,046	72,301	341,928
Goodwill and intangible assets, net	128,480	—	—	128,480
Accounts receivable	117,564	197	—	117,761
Accounts payable	98,428	716	—	99,144

Six months ended June 30, 2007	PBM	Supplemental Benefits	Corporate	Total
Revenue	$811,377	$15,999		$827,376
Direct expenses	763,931	9,370		773,301

Segment gross margin	47,446	6,629		54,075
Selling, general and administrative expenses			$27,391	27,391
Other income/(expense), net			2,669	2,669

Income before income taxes				29,353

Six months ended June 30, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$489,225	$22,452		$511,677
Direct expenses	455,803	16,100		471,903

Segment gross margin	33,422	6,352		39,774
Selling, general and administrative expenses			$22,531	22,531
Other income/(expense), net			1,596	1,596

Income before income taxes				18,839

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. Our PBM segment, which operates primarily under the brand name Catalyst Rx, accounted for 98% and 96% of our revenue in the first six months of 2007 and 2006, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, managed care organizations, third-party administrators, referred to as TPAs, and unions, who contract with us to administer the prescription drug component of their overall health benefit programs. Our PBM segment revenue increased by 66% to $811.4 million for the six months ended June 30, 2007 from $489.2 million for the same period in 2006. During 2006, we initiated services with several large new PBM clients. In particular, beginning July 1, 2006, we commenced providing PBM services to over 1.0 million members of Wellmark Blue Cross and Blue Shield of Iowa. For the three months and six months ended June 30, 2007, this new client was responsible for over 2.6 million and 5.4 million claims, respectively, and accounted for approximately 21% of our total revenue for both periods. Total PBM claims processed increased to 9.6 million and 19.3 million for the three months and six months ended June 30, 2007, from 5.9 million and 11.5 million during the same periods in 2006.

We also offer supplemental benefit programs developed by us under the brand name HealthExtras, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 2% of our revenue for both the three and six month periods ended June 30, 2007 and 4% of our revenue for both the three and six month periods ended June 30, 2006. Individuals are the major purchasers of these programs.

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

If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported PBM revenue and direct expenses of $143.4 million and $97.0 million for the three months ended June 30, 2007 and 2006, respectively. Revenue and direct expenses for the six months ended June 30, 2007 and 2006 would have increased by $299.4 million and $195.6 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported PBM revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Reported PBM revenue	$413,297	$261,786	$811,377	$489,225
Member co-payments	143,362	96,990	299,431	195,624

Total	$556,659	$358,776	$1,110,808	$684,849

Reported PBM direct expenses (1)	$390,087	$245,005	$763,931	$455,803
Member co-payments	143,362	96,990	299,431	195,624

Total	$533,449	$341,995	$1,063,362	$651,427

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three months and six months ended June 30, 2006, $6.2 million and $11.3 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to PBM segment direct expenses. This reclassification was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on the previously reported revenue, total operating expenses or operating income of the Company.

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions.

On November 3, 2006, we purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. referred to as “R/xx”, an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. As provided for in the acquisition agreement, an additional cash consideration of $2.1 million was earned and paid based on successful achievement of certain client retention criteria during the period ended March 31, 2007. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. We have also established a business development marketing relationship with an affiliate, Pharmacy Benefit Consultants, Inc., referred to as “PBC”, and have agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business, primarily during 2007.

The acquisition of R/xx resulted in goodwill of $15.5 million and intangible assets of $5.6 million. The allocation of the purchase price to the net assets acquired is preliminary and may be adjusted upon completion of a valuation study which is currently in progress. Consequently, the allocation of purchase price to intangible assets is subject to adjustment. Additionally, the cost of the acquisition may be increased depending on the resolution of the contingent consideration

On December 16, 2005, we acquired the common stock of EBRx, Inc. The acquisition was structured as a merger between a wholly-owned subsidiary of the Company, HCEM Corp., and the parent company of EBRx, with the former parent as the surviving entity following the merger. Consideration consisted of a cash payment of $27.9 million and $0.8 million in related transaction costs. HCEM was funded by us with a $4.0 million equity investment and the remaining consideration was provided in the form of subsidiary debt. As contemplated by the original structure and terms of the transaction, a separate entity owned by former owners of EBRx and its management team, purchased a 20% ownership interest in the parent of EBRx through a $1.0 million equity investment, on January 3, 2006. This equity investment was made in the form of a note receivable and was recorded in the current other assets category in our consolidated balance sheet. The note receivable was collateralized by certificates of deposit having an aggregate principal amount of $1.0 million. The note bore interest of 4.38% per annum.

In addition, the terms of the transaction provided that we may purchase the remaining 20% interest beginning after twelve months and ending after fifteen months from closing at specified amounts based on the financial performance of EBRx. On February 6, 2007, we acquired the remaining 20% minority ownership interest in the parent of EBRx through the acquisition of a separate entity and transferred the shares in the operating subsidiary to HCEM Corp., our wholly owned subsidiary. The transaction resulted in a cash payment of $30.3 million, of which $29.0 million was recorded as additional goodwill, prior to the repayment of related transaction debt and accrued interest. On May 16, 2007, the related note receivable of $1.0 million plus accrued interest of $0.1 million was repaid.

The acquisition of EBRx also provided for an additional contingent payment of up to $3.0 million subject to performance based standards including certain specified client retention and gross profit criteria for the twelve months ended December 31, 2006. The contingent consideration earned and paid was approximately $2.9 million and recorded as additional goodwill.

Based on a valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $56.1 million and customer relationship intangibles of $8.5 million and non-competition agreements of $0.3 million. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue. Revenue from operations for the three months ended June 30, 2007 was $421.0 million, consisting of $413.3 million generated from the PBM segment and $7.7 million from the supplemental benefits segment. PBM revenue increased over the comparable period in 2006 by $151.5 million, including $137.7 million from increased prescription volume, which includes new clients since the prior year quarter including increases associated with the Wellmark Blue Cross Blue Shield of Iowa contract and the R/xx operations; $5.8 million from an increase in unit prices; and $8.0 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 9.6 million for the three months ended June 30, 2007 from approximately 5.9 million for the same period in 2006. A significant contributor to the increase in revenue and prescription volume was a new contract with Wellmark Blue Cross Blue Shield of Iowa covering over 1.0 million members, which commenced on July 1, 2006. This contract generated 21% of our total revenue for the three months ended June 30, 2007. The supplemental benefits revenue for the three months ended June 30, 2007 decreased by $3.5 million from the comparable period in 2006. Revenue for the three months ended June 30, 2006 was $273.0 million, consisting of $261.8 million and $11.2 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended June 30, 2007 were $394.5 million, consisting of $390.1 million in direct expenses from the PBM segment and $4.4 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased over the comparable period in 2006 by $145.1 million, while the supplemental benefits segment direct expenses decreased by approximately $3.6 million. The PBM segment’s increase in direct expenses is primarily related to the $151.5 million increase in PBM revenue. Included in the PBM segment’s direct expenses for the three months ended June 30, 2007 are charges of approximately $1.9 million reflective of the resolution of a previously disclosed arbitration proceeding which stems from a prior acquisition, and related adjustments.

The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended June 30, 2006 were $253.0 million, consisting of approximately $245.0 million and $8.0 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $394.5 million and $253.0 million for the three months ended June 30, 2007 and 2006 represented 96.4% and 95.6% of total operating expenses for the respective periods.

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

Within our supplemental benefits segment, we enhanced one of our telemarketing programs and modified one of our contracts with a partner during 2006. Both of these changes had a positive impact on our second quarter 2007 gross margin when compared to our second quarter 2006 gross margin. As certain contract changes become fully integrated into our existing business effective July 1, 2007, we expect that prospective gross margins in the supplemental benefits segment will be reduced by approximately 30% from those reflected in the 2007 year to date results.

Selling, General and Administrative. For the three months ended June 30, 2007, selling, general and administrative expenses increased by approximately $3.0 million over the same period in the prior year to $14.6 million or 3.6% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses of $14.6 million for the three months ended June 30, 2007, consisted of $7.9 million in compensation and benefits, which includes $1.6 million in non-cash compensation, $1.6 million in professional fees and technology services, $1.2 million in facility costs, $0.7 million in travel expenses, $0.6 million in insurance and other corporate expenses, $0.1 million in product endorsement and marketing, $1.0 million in other, which includes $0.5 million in recruitment and temporary help, and $1.5 million in depreciation and amortization. Included in the $7.9 million of compensation and benefits is approximately $0.9 million of costs related to changes in employment relationships previously disclosed.

Selling, general and administrative expenses of $11.6 million for the three months ended June 30, 2006, consisted of $6.0 million in compensation and benefits, which includes $0.9 million in non-cash compensation, $0.9 million in professional fees and technology service costs, $1.0 million in facility costs, $0.7 million in travel expenses, $0.6 million in insurance and other corporate expenses, $0.1 million for product endorsement and marketing, $1.1 million in other expenses, which includes $0.8 million in recruitment and temporary help, and $1.2 million in depreciation and amortization.

Interest Income. Interest income increased to $1.5 million for the three months ended June 30, 2007 from $1.2 million for the three months ended June 30, 2006. The increase was primarily due to an increase in average funds available for investment during the period and an increase in the rate of return available in the marketplace.

Interest Expense. Interest expense decreased to $0.1 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006. This decrease reflects the decrease in the average outstanding amount of debt during the periods. In September 2006, we fully repaid the balance outstanding on our term loan facility.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest for the three months ended June 30, 2006 represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rate of 38.5% during the three months ended June 30, 2007 and 38.6% during the comparable period in 2006 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for three months ended June 30, 2007 increased by approximately $2.4 million over the same period in 2006 to $8.2 million. The increase in net income was primarily a function of increased gross margin dollars in the PBM segment and an increase in interest income, reduced by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $23.2 million in 2007 from $16.8 million in 2006, largely attributable to new clients. Segment operating information for 2007 and 2006 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
June 30, 2007
Segment revenue	$413,297	$7,707	$421,004
Segment direct expenses	390,087	4,400	394,487

Segment gross margin	$23,210	$3,307	$26,517

June 30, 2006
Segment revenue	$261,786	$11,220	$273,006
Segment direct expenses (1)	245,005	7,969	252,974

Segment gross margin	$16,781	$3,251	$20,032

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three months ended June 30, 2006, $6.5 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to direct expenses. This reclassification, which is comprised of $6.2 million and $0.3 million to the PBM segment and Supplemental Benefits segment, respectively, was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue. Revenue from operations for the six months ended June 30, 2007 was $827.4 million, consisting of $811.4 million generated from the PBM segment and $16.0 million from the supplemental benefits segment. PBM revenue increased over the comparable period in 2006 by $322.2 million, including $288.4 million from increased prescription volume, which includes new clients since the prior year six month period including increases associated with the Wellmark Blue Cross Blue Shield of Iowa contract and the R/xx operations; $17.8 million from an increase in unit prices; and $16.0 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 19.3 million for the six months ended June 30, 2007 from approximately 11.5 million for the same period in 2006. A significant contributor to the increase in revenue and prescription volume was a new contract with Wellmark Blue Cross Blue Shield of Iowa covering over 1.0 million members, which commenced on July 1, 2006. This contract generated 21% of our total revenue for the six months ended June 30, 2007. The supplemental benefits revenue for the six months ended June 30, 2007 decreased by $6.5 million from the comparable period in 2006. Revenue for the six months ended June 30, 2006 was $511.7 million, consisting of $489.2 million and $22.5 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the six months ended June 30, 2007 were $773.3 million, consisting of $763.9 million in direct expenses from the PBM segment and $9.4 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased over the comparable period in 2006 by $308.1 million, while the supplemental benefits segment direct expenses decreased by approximately $6.7 million. The PBM segment’s increase in direct expenses is related to the $322.2 million increase in PBM revenue. The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the six months ended June 30, 2006 were $471.9 million, consisting of approximately $455.8 million and $16.1 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $773.3 million and $471.9 million for the six months ended June 30, 2007 and 2006 represented 96.6% and 95.4% of total operating expenses for the respective periods.

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

Within our supplemental benefits segment, we enhanced one of our telemarketing programs and modified one of our contracts with a partner during 2006. Both of these changes had a positive impact on our six month ended June 30, 2007 gross margin when compared to our comparable 2006 gross margin. As certain contract changes become fully integrated into our existing business effective July 1, 2007, we expect that prospective gross margins in the supplemental benefits segment will be reduced by approximately 30% from those reflected in the 2007 year to date results.

Selling, General and Administrative. For the six months ended June 30, 2007, selling, general and administrative expenses increased by approximately $4.9 million over the same period in the prior year to $27.4 million or 3.4% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses of $27.4 million for the six months ended June 30, 2007, consisted of $14.5 million in compensation and benefits, which includes $2.7 million in non-cash compensation, $2.9 million in professional fees and technology services, $2.5 million in facility costs, $1.4 million in travel expenses, $1.2 million in insurance and other corporate expenses, $0.2 million in product endorsement and marketing, $1.7 million in other, which includes $0.8 million in recruitment and temporary help, and $3.0 million in depreciation and amortization.

Selling, general and administrative expenses of $22.5 million for the six months ended June 30, 2006, consisted of $12.0 million in compensation and benefits, which includes $1.7 million in non-cash compensation, $1.8 million in professional fees and technology service costs, $2.0 million in facility costs, $1.3 million in travel expenses, $1.1 million in insurance and other corporate expenses, $0.1 million for product endorsement and marketing, $2.0 million in other expenses, which includes $1.3 million in recruitment and temporary help, and $2.2 million in depreciation and amortization.

Interest Income. Interest income increased to $2.8 million for the six months ended June 30, 2007 from $2.0 million for the six months ended June 30, 2006. The increase was primarily due to an increase in average funds available for investment during the period and an increase in the rate of return available in the marketplace.

Interest Expense. Interest expense decreased to $0.1 million for the six months ended June 30, 2007 from $0.4 million for the six months ended June 30, 2006. This decrease reflects the decrease in the average outstanding amount of debt during the periods. In September 2006, we fully repaid the balance outstanding on our term loan facility.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rate of 39.0% during the six months ended June 30, 2007 and 38.6% during the comparable period in 2006 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The tax rate in 2006 was lower than in 2007, in particular due to an increase in 2007 in our effective state income tax rate reflective of our expansion into additional state jurisdictions.

Net Income. Net income for six months ended June 30, 2007 increased by approximately $6.4 million over the same period in 2006 to $17.9 million. The increase in net income was primarily a function of increased gross margin dollars in the PBM segment and an increase in interest income, reduced by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $47.4 million in 2007 from $33.4 million in 2006, largely attributable to new clients. Segment operating information for 2007 and 2006 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
June 30, 2007
Segment revenue	$811,377	$15,999	$827,376
Segment direct expenses	763,931	9,370	773,301

Segment gross margin	$47,446	$6,629	$54,075

June 30, 2006
Segment revenue	$489,225	$22,452	$511,677
Segment direct expenses (1)	455,803	16,100	471,903

Segment gross margin	$33,422	$6,352	$39,774

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the six months ended June 30, 2006, $12.0 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to direct expenses. This reclassification, which is comprised of $11.3 million and $0.7 million to the PBM segment and Supplemental Benefits segment, respectively, was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2007 and the foreseeable near-term future. Cash and cash equivalents and marketable securities at June 30, 2007 were $71.0 million. At June 30, 2007, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

Net Cash Provided by Operating Activities. Our operating activities generated $5.4 million of cash from operations in the six-month period ended June 30, 2007, a $4.1 million decrease from the $9.5 million generated in the comparable prior year period. This $5.4 million in cash provided by operating activities in 2007 reflects $17.9 million in net income, plus $8.0 million in non-cash charges and $20.5 million net decrease in working capital and other assets and liabilities. This $20.5 million net decrease in working capital was primarily due to a $16.5 million increase in accounts receivable and a $4.1 million decrease in taxes payable. The cash provided by operating activities in the six-month period ended June 30, 2006 of $9.5 million reflects net income of $11.5 million, plus $4.6 million in non-cash charges, offset by a $6.6 million net decrease in working capital and other assets and liabilities. In particular, regarding the $6.6 million net decrease, the company experienced a temporary net benefit in the timing of payments and cash receipts for trade payables and receivables.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2007 was $38.6 million compared to $13.8 million in the prior year period. The current period use of cash reflects the net purchase of $2.3 million in marketable securities and $2.1 million in capital expenditures. The acquisition of our remaining 20% minority ownership interest resulted in a cash payment of $30.3 million, of which $1.3 million was attributable to the minority interest and approximately $29.0 million was recorded as additional purchase price. Also, additional contingent consideration of approximately $5.0 million related to prior business acquisitions was paid during the six months ended June 30, 2007. The current period also reflects $1.0 million of cash provided upon the repayment of a note receivable. The $13.8 million use of cash in the six-month period ended June 30, 2006 consisted of $9.4 million for the net purchase of marketable securities and $4.4 million in capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2007 was $10.2 million compared to $9.2 million in the prior year period. In the current period we purchased $0.4 million of treasury stock, received proceeds of $5.0 million from the exercise of options and $0.2 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan. In addition, the company received an income tax payable benefit of $5.4 million from the exercise of stock options and restricted stock vesting. In the prior year period we repaid $2.5 million in notes payable, received proceeds of $5.1 million from the exercise of options, $6.3 million in income tax benefit proceeds from the exercise of stock options and restricted stock vesting, and $0.3 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan.

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

Evaluation of Disclosure Controls and Procedures

Based on our most recent review, which was made as of the end of our second quarter ended June 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide us reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business, we may become subject to legal proceedings and claims. We are not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on our financial condition, results of operations or cash flows.

In 2006, we entered into formal arbitration proceedings to recover funds owed to us by a former service provider. We reached a settlement agreement with the counterparty that was made formal on July 27, 2007 and we have included the appropriate adjustment reflecting the settlement amount in the financial statements.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 5, 2007. The following matters were submitted to a vote of the Stockholders:

1.	The following individuals were elected to the Board of Directors, for a term that expires in 2010, with the indicated votes:

Nominee	Total Votes For	Total Votes Withheld
Thomas L. Blair	38,046,566	467,639
William E. Brock	38,150,210	363,995
Edward S. Civera	38,140,903	373,302

Steven B. Epstein, Michael R. McDonnell, Dale B. Wolf, David T. Blair, Daniel J. Houston, and Kenneth A. Samet continued their terms in office after the meeting.

2.	The HealthExtras, Inc. Management Non-Equity Incentive Compensation Plan was approved by the following votes:

Total Votes For	34,449,376
Total Votes Against	1,626,590
Broker Non-Votes	24,320
Abstentions	2,413,919

3.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2007, by the following votes:

Total Votes For	38,430,845
Total Votes Against	71,105
Abstentions	12,255

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3(ii)	Bylaws of HealthExtras, Inc.(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.

(2)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K filed on April 11, 2007.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

August 9, 2007	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

August 9, 2007	By:	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)