Form 10-Q
period 2007-09-30
HEALTHEXTRAS INC
filed 2007-11-08
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007 there were 42,525,234 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

Third Quarter 2007 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$59,926	$49,501
Marketable securities	40,750	42,200
Accounts receivable, net of allowances of $1,415 and $2,122 at September 30, 2007 and December 31, 2006, respectively	211,222	169,432
Income taxes receivable	1,671	—
Deferred charges	315	1,506
Deferred income taxes	—	60
Other current assets	4,798	4,875

Total current assets	318,682	267,574
Property and equipment, net of accumulated depreciation of $8,572 and $5,949 at September 30, 2007 and December 31, 2006, respectively	12,878	12,859
Intangible assets, net	33,407	34,362
Goodwill	149,413	118,055
Restricted cash	—	1,000
Other assets	1,201	2,174

Total assets	$515,581	$436,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$208,914	$167,066
Accrued expenses and other current liabilities	5,800	8,721
Income taxes payable	—	2,208
Deferred income taxes	165	—
Deferred revenue	1,313	3,802

Total current liabilities	216,192	181,797
Deferred rent expense	1,839	1,478
Deferred income taxes	11,924	11,454

Total liabilities	229,955	194,729

Commitments and contingencies

Minority interest	—	1,248

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 42,472 and 41,379 shares issued at September 30, 2007 and December 31, 2006, respectively	425	414
Additional paid-in capital	189,352	170,552
Treasury stock, at cost, 68 shares and 36 shares at September 30, 2007 and December 31, 2006, respectively	(1,820)	(930)
Retained earnings	97,669	70,011

Total stockholders’ equity	285,626	240,047

Total liabilities and stockholders’ equity	$515,581	$436,024

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Revenue (excludes member co-payments of $164,792, $138,550, $464,223 and $334,174 for the three and nine months ended September 30, 2007 and 2006, respectively)	$498,393	$363,121	$1,325,769	$874,798

Direct expenses	471,212	338,525	1,244,513	810,428
Selling, general and administrative expenses	12,874	11,503	40,265	34,034

Total operating expenses	484,086	350,028	1,284,778	844,462

Operating income	14,307	13,093	40,991	30,336
Interest income	1,826	1,596	4,614	3,645
Interest expense	(36)	(298)	(125)	(727)
Other income	—	46	1	90

Income before minority interest and income taxes	16,097	14,437	45,481	33,344
Minority interest	—	51	31	119

Income before income taxes	16,097	14,386	45,450	33,225
Income tax expense	6,346	5,622	17,791	12,919

Net income	$9,751	$8,764	$27,659	$20,306

Net income per share, basic	$0.23	$0.22	$0.67	$0.51
Net income per share, diluted	$0.23	$0.21	$0.64	$0.48
Weighted average shares of common stock outstanding, basic	41,724	40,397	41,372	40,111
Weighted average shares of common stock outstanding, diluted	43,122	42,426	42,926	42,277

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$27,659	$20,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,626	1,798
Amortization of intangibles and other assets	3,200	1,973
Allowances on accounts receivable	1,127	200
Deferred income taxes	147	336
Equity based compensation charges	3,997	2,931
Minority interest	31	119
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(42,917)	(63,364)
Income taxes payable	(3,879)	(197)
Other assets	(806)	(3,925)
Deferred charges	1,191	(294)
Accounts payable, accrued expenses, and other liabilities	41,688	70,316
Deferred revenue	(2,490)	896

Net cash provided by operating activities	31,574	31,095

Cash flows from investing activities:
Purchases of property and equipment	(2,644)	(6,025)
Business acquisitions and related payments, net of cash acquired	(34,054)	(450)
Acquisition of remaining minority interest	(1,279)	—
Payment received on note receivable	1,000	—
Changes in restricted cash	1,000	—
Purchases of marketable securities	(68,300)	(70,750)
Maturities of marketable securities	69,750	56,150

Net cash used in investing activities	(34,527)	(21,075)

Cash flows from financing activities:
Repayments of notes payable	—	(12,500)
Deferred financing costs	—	(162)
Proceeds from exercise of stock options	6,154	7,214
Excess tax benefits due to option exercises and restricted stock vesting	7,773	9,303
Proceeds from shares issued under employee stock purchase plan	340	422
Purchases of treasury stock	(889)	(382)

Net cash provided by financing activities	13,378	3,895

Net increase in cash and cash equivalents	10,425	13,915
Cash and cash equivalents at the beginning of period	49,501	27,900

Cash and cash equivalents at the end of period	$59,926	$41,815

Supplemental disclosure:
Cash paid for interest	$85	$672
Cash paid for taxes	$13,750	$4,046

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$9,751	$8,764	$27,659	$20,306
Other comprehensive income:
Unrealized loss on interest rate swap	—	(35)	—	(39)
Less: reclassification adjustment for gains on interest rate swap realized in net income	—	(105)	—	(105)

Total comprehensive income	$9,751	$8,624	$27,659	$20,162

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on February 28, 2007.

Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three and nine months ended September 30, 2006, $6.4 million and $18.4 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs, have been reclassified to direct expenses. This reclassification, which is comprised of $6.1 million and $0.3 million for the three months ended September 30, 2006 and $17.4 million and $1.0 million for the nine months ended September 30, 2006, to our pharmacy benefit management (“PBM”) segment and Supplemental Benefits segment, respectively, was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

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

Acquisition of R/xx

On November 3, 2006, we purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. (“R/xx”), an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. As provided for in the acquisition agreement, additional cash consideration of $2.1 million was earned and paid based on successful achievement of certain client retention criteria during the period ended March 31, 2007. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. We have also established a business development marketing relationship with an R/xx affiliate, Pharmacy Benefit Consultants, Inc. (“PBC”), and have agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business, primarily during 2007. The cost of the acquisition may be increased depending on the resolution of this contingent consideration.

Based on a valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of R/xx resulted in goodwill of $15.3 million and customer relationship intangibles of $5.8 million. The customer relationship intangibles are being amortized on a straight-line basis over a 12-year life.

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

On February 6, 2007, under the terms of the transaction, we acquired the remaining 20% minority ownership interest in the parent of EBRx through the acquisition of a separate entity and transferred the shares in the operating subsidiary to HCEM Corp., our wholly owned subsidiary. The transaction resulted in a cash payment of $30.3 million, of which $29.0 million was recorded as additional goodwill, prior to the repayment of related transaction debt and accrued interest. On May 16, 2007, the related transaction debt of $1.0 million plus accrued interest of $0.1 million was repaid.

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

Acquisition of MHS

In June 2004, the Company acquired 100% of the common stock of MHS. The purchase price of this acquisition included, among other things, warrants to purchase an aggregate of 300,000 shares of the Company’s common stock at a purchase price of $15.45 per share, subject to the provisions in the warrant, including performance-based standards. Based on achievement of various revenue and performance requirements, the Company issued 100,000 warrants in July 2005 and 100,000 warrants in July 2006. Each of these two warrant issuances were valued at $1.0 million and were recognized as additional goodwill as a component of the acquisition accounting. The remaining 100,000 warrants remained potentially issuable subject to future revenue and gross profit performance based requirements.

In 2006, certain MHS business lines were consolidated into our financial, management and technology platform. Accordingly, the remaining warrant issuance was based on a combination of MHS’ actual results and pro-forma calculations of revenue and gross profit performance. As a result, in July 2007, 55,000 warrants were issued at an exercise price of $15.45 per share. This additional consideration resulted in additional goodwill of approximately $546,000 based on the value of the warrants at the date of acquisition.

4.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

2007
Balance as of January 1, 2007	$118,055
Contingent consideration incurred	3,096
Additional acquisition costs	29,104
Adjustment to purchase price allocation	(842)

Balance as of September 30, 2007	$149,413

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. We performed our annual impairment testing at December 31, 2006 and concluded that no impairment of goodwill exists. All goodwill is recorded in the PBM segment.

The following table sets forth the components of intangible assets (in thousands):

	September 30, 2007	December 31, 2006	Amortization period
Customer contracts	$36,296	$34,982	11– 20 years
Non-compete agreements	374	298	2 – 3 years
Other PBM contracts	7,571	6,755	5 months –20 years

Total intangible assets	44,241	42,035
Accumulated amortization	(10,834)	(7,673)

	$33,407	$34,362

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

In September 2006, we entered into a new $50.0 million revolving credit facility with our primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. There was no outstanding balance at September 30, 2007 or at December 31, 2006 on the credit facility. The credit facility is collateralized by all of our assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA.

Concurrent with entering into this revolving credit facility, we repaid the then outstanding balance on the term loan facility with our primary commercial bank and terminated the related interest rate swap arrangement.

6.	INCOME TAXES

Effective January 1, 2007, we adopted the provisions of FASB’s Interpretation No. 48, Accounting for Uncertain Tax Positions (“FIN 48”). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have evaluated our tax positions in the tax returns filed, as well as un-filed tax positions and the amounts comprising our deferred tax assets. We have determined that FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

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

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2007 is as follows (in thousands, except for weighted average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2006	3,091	$7.14
Granted	—	—
Exercised	(908)	6.78
Forfeited or expired	—	—

Outstanding at September 30, 2007	2,183	7.29
Exercisable at September 30, 2007	2,183	$7.29

The aggregate intrinsic value of exercisable stock options at September 30, 2007 was approximately $44.8 million with a weighted average remaining life of 4.9 years. The total intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was approximately $5.6 million and $20.1 million, respectively.

Restricted Stock Awards

A summary of our restricted share activity for the nine months ended September 30, 2007 is as follows (in thousands, except for fair market value):

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2006	482	$25.61
Granted	71	26.35
Vested	(88)	25.39
Forfeited or expired	(12)	27.90

Non-vested shares outstanding at June 30, 2007	453	25.71

As of September 30, 2007, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $9.1 million with a weighted average period over which it is expected to be recognized of 2.6 years.

Performance-based Shares

The Board of Directors has determined as of August 9, 2007, that 92,300 performance-based shares have been earned based on the achievement of targets established for company executives, under our 2006 Stock Incentive Plan. These performance-based shares are subject to time-based vesting over a period of four years. As of September 30, 2007, the total remaining unrecognized compensation cost related to performance-based shares was approximately $1.7 million.

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

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 17,300 shares and 32,000 shares were purchased at a cost of approximately $0.5 million and $0.9 million for the three and nine months ended September 30, 2007, respectively.

Employee Stock Purchase Plan

Effective January 1, 2007, the employee stock purchase plan (“ESPP”) was modified, allowing eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP, as modified, is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense for the three or nine months ended September 30, 2007.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders	$9,751	$8,764	$27,659	$20,306

Calculation of shares:
Weighted average common shares outstanding, basic	41,724	40,397	41,372	40,111
Dilutive effect of stock options, restricted stock awards and warrants	1,398	2,029	1,554	2,166

Weighted average common shares outstanding, diluted	43,122	42,426	42,926	42,277

Net income per common share, basic	$0.23	$0.22	$0.67	$0.51
Net income per common share, diluted	$0.23	$0.21	$0.64	$0.48

During all periods presented, all options were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

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

In August, 2007, American Express Travel Related Services Company, Inc. filed an action in U.S. District Court for the Southern District of N.Y. seeking a court order related to the provision of certain data and other information in connection with our supplemental benefits program. The parties entered into a voluntary stipulation concerning the data and the case has been dismissed. There were no monetary terms involved with the stipulation. The parties further agreed to participate in mediation regarding the future status of their business relationship. It is too early in the negotiations to evaluate the outcome of the proceedings or the effect, if any, on our supplemental benefits business.

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

Segment information for the three months and nine months ended September 30, 2007 and 2006 is as follows (in thousands):

Three months ended September 30, 2007	PBM	Supplemental Benefits	Corporate	Total
Revenue	$493,515	$4,878		$498,393
Direct expenses	467,069	4,143		471,212

Segment gross margin	26,446	735		27,181
Selling, general and administrative expenses			$12,874	12,874
Other income/(expense), net			1,790	1,790

Income before income taxes				16,097
Total assets	412,056	1,178	102,347	515,581
Goodwill and intangible assets, net	182,820			182,820
Accounts receivable	211,113	109		211,222
Accounts payable	208,450	464		208,914

Three months ended September 30, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$351,728	$11,393		$363,121
Direct expenses	330,412	8,113		338,525

Segment gross margin	21,316	3,280		24,596
Selling, general and administrative expenses			$11,503	11,503
Other income/(expense), net			1,293	1,293

Income before income taxes				14,386
Total assets	302,032	2,898	85,510	390,440
Goodwill and intangible assets, net	131,912	—	—	131,912
Accounts receivable	149,201	192	—	149,393
Accounts payable	140,864	106	—	140,970

Nine months ended September 30, 2007	PBM	Supplemental Benefits	Corporate	Total
Revenue	$1,304,892	$20,877		$1,325,769
Direct expenses	1,231,000	13,513		1,244,513

Segment gross margin	73,892	7,364		81,256
Selling, general and administrative expenses			$40,265	40,265
Other income/(expense), net			4,459	4,459

Income before income taxes				45,450

Nine months ended September 30, 2006	PBM	Supplemental Benefits	Corporate	Total
Revenue	$840,953	$33,845		$874,798
Direct expenses	786,215	24,213		810,428

Segment gross margin	54,738	9,632		64,370
Selling, general and administrative expenses			$34,034	34,034
Other income/(expense), net			2,889	2,889

Income before income taxes				33,225

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. Our PBM segment, which operates primarily under the brand name Catalyst Rx, accounted for 98% and 96% of our revenue in the first nine months of 2007 and 2006, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, managed care organizations, third-party administrators, referred to as TPAs, and unions, who contract with us to administer the prescription drug component of their overall health benefit programs. Our PBM segment revenue increased by 55.2% to $1,304.9 million for the nine months ended September 30, 2007 from $841.0 million for the same period in 2006. Beginning July 1, 2006, we commenced providing PBM services to over 1.0 million members of Wellmark Blue Cross and Blue Shield of Iowa. For the three months and nine months ended September 30, 2007, this client was responsible for over 2.6 million and 8.0 million claims, respectively, and accounted for approximately 18% and 20% of our total revenue, respectively. Total PBM claims processed increased to 10.7 million and 30.0 million for the three months and nine months ended September 30, 2007, respectively, from 8.6 million and 20.0 million during the same periods in 2006.

We also offer supplemental benefit programs developed by us under the brand name HealthExtras, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 2% of our revenue for nine month periods ended September 30, 2007 and 4% of our revenue for nine month periods ended September 30, 2006. Individuals are the major purchasers of these programs.

RECENT DEVELOPMENTS

On November 5, 2007, HealthExtras announced that it has entered into an agreement in principle with Alliance HealthCard (“Alliance”). Under the proposed terms, Alliance will acquire the Company’s supplemental benefits business and HealthExtras will be the pharmacy benefit management provider for health care products offered by Alliance’s members. Financial terms of the agreement will be based on business volumes and the persistency of the supplemental benefits membership base.

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Our PBM segment provides its clients access to a contracted, non-exclusive national network of approximately 60,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription identification card or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported PBM revenue and direct expenses of $164.8 million and $138.6 million for the three months ended September 30, 2007 and 2006, respectively. Revenue and direct expenses for the nine months ended September 30, 2007 and 2006 would have increased by $464.2 million and $334.2 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported PBM revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Reported PBM revenue	$493,515	$351,728	$1,304,892	$840,953
Member co-payments	164,792	138,550	464,223	334,174

Total	$658,307	$490,278	$1,769,115	$1,175,127

Reported PBM direct expenses (1)	$467,069	$330,412	$1,231,000	$786,215
Member co-payments	164,792	138,550	464,223	334,174

Total	$631,861	$468,962	$1,695,223	$1,120,389

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three months and nine months ended September 30, 2006, $6.1 million and $17.4 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to PBM segment direct expenses. This reclassification was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on the previously reported revenue, total operating expenses or operating income of the Company.

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions.

On November 3, 2006, we purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc., referred to as “R/xx”, an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. As provided for in the acquisition agreement, additional cash consideration of $2.1 million was earned and paid based on successful achievement of certain client retention criteria during the period ended March 31, 2007. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. We have also established a business development marketing relationship with an R/xx affiliate, Pharmacy Benefit Consultants, Inc., referred to as “PBC”, and have agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business, primarily during 2007. The cost of the acquisition may be increased depending on the resolution of this contingent consideration.

Based on a valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of R/xx resulted in goodwill of $15.3 million and customer relationship intangibles of $5.8 million. The customer relationship intangibles are being amortized on a straight-line basis over a 12-year life.

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

On February 6, 2007, under the terms of the transaction, we acquired the remaining 20% minority ownership interest in the parent of EBRx through the acquisition of a separate entity and transferred the shares in the operating subsidiary to HCEM Corp., our wholly owned subsidiary. The transaction resulted in a cash payment of $30.3 million, of which $29.0 million was recorded as additional goodwill, prior to the repayment of related transaction debt and accrued interest. On May 16, 2007, the related transaction debt of $1.0 million plus accrued interest of $0.1 million was repaid.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue. Revenue from operations for the three months ended September 30, 2007 was $498.4 million, consisting of $493.5 million generated from the PBM segment and $4.9 million from the supplemental benefits segment. PBM revenue increased over the comparable period in 2006 by $141.8 million, including $136.6 million from increased prescription volume, which includes new clients since the prior year quarter including increases associated with the R/xx operations; $2.6 million from a decrease in unit prices; and $7.8 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 10.7 million for the three months ended September 30, 2007 from approximately 8.6 million for the same period in 2006. The supplemental benefits revenue for the three months ended September 30, 2007 decreased by $6.5 million from the comparable period in 2006 primarily as a result of reduced billings attributable to the previously disclosed conversion of the supplemental benefits marketing partner relationships. Revenue for the three months ended September 30, 2006 was $363.1 million, consisting of $351.7 million and $11.4 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the three months ended September 30, 2007 were $471.2 million, consisting of $467.1 million in direct expenses from the PBM segment and $4.1 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased over the comparable period in 2006 by $136.7 million, while the supplemental benefits segment direct expenses decreased by approximately $4.0 million. The PBM segment’s increase in direct expenses is primarily related to the $141.8 million increase in PBM revenue. The decrease in direct expenses in the supplemental benefits segment was largely a result of a decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for the three months ended September 30, 2006 were $338.5 million, consisting of $330.4 million and $8.1 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $471.2 million and $338.5 million for the three months ended September 30, 2007 and 2006 represented 97.3% and 96.7% of total operating expenses for the respective periods.

Gross margins, calculated as segment revenue less segment direct expense, in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None have materially changed in 2007 in a manner that would meaningfully affect current or anticipated results. In 2007, composite gross margin percentages were reduced by the addition of several large contracts including Wellmark Blue Cross Blue Shield of Iowa, which are more competitively priced due to their size. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

As previously disclosed, within the supplemental benefits segment, we enhanced one of our telemarketing programs and modified one of our contracts with a partner during 2006. The decline in the supplemental benefits gross margin in the current period over the comparable period in 2006 is reflective of supplemental benefits reduced billings offset by the incremental direct expenses attributable to the conversion of our marketing partner relationships. As certain contract changes become fully integrated into our existing business, we expect that prospective gross margins in the supplemental benefits segment will be reduced from those reflected in the 2007 year to date results.

Selling, General and Administrative. For the three months ended September 30, 2007, selling, general and administrative expenses increased by approximately $1.4 million over the same period in the prior year to $12.9 million or 2.7% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses of $12.9 million for the three months ended September 30, 2007, consisted of $6.3 million in compensation and benefits, which includes $1.1 million in non-cash compensation, $1.3 million in professional fees and technology services, $1.5 million in facility costs, $0.7 million in travel expenses, $0.6 million in insurance and other corporate expenses, $0.9 million in other, which includes $0.4 million in recruitment and temporary help, and $1.6 million in depreciation and amortization.

Selling, general and administrative expenses of $11.5 million for the three months ended September 30, 2006, consisted of $6.5 million in compensation and benefits, which includes $0.9 million in non-cash compensation, $1.0 million in professional fees and technology service costs, $1.1 million in facility costs, $0.4 million in travel expenses, $0.4 million in insurance and other corporate expenses and $0.9 million in other expenses, which includes $0.6 million in recruitment and temporary help, and $1.2 million in depreciation and amortization.

Interest Income. Interest income increased to $1.8 million for the three months ended September 30, 2007 from $1.6 million for the three months ended September 30, 2006. The increase was primarily due to an increase in average funds available for investment during the period and an increase in the rate of return available in the marketplace.

Interest Expense. Interest expense decreased to a nominal amount for the three months ended September 30, 2007 from $0.3 million for the three months ended September 30, 2006. This decrease reflects the decrease in the average outstanding amount of debt during the periods. In September 2006, we fully repaid the balance outstanding on our term loan facility.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest for the three months ended September 30, 2006 represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rate of 39.4% during the three months ended September 30, 2007 and 38.9% during the comparable period in 2006 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The tax rate in 2006 was lower than in 2007, in particular due to an increase in 2007 in our effective state income tax rate reflective of our expansion into additional state jurisdictions.

Net Income. Net income for three months ended September 30, 2007 increased by approximately $1.0 million over the same period in 2006 to $9.8 million. The increase in net income was primarily a function of increased gross margin dollars in the PBM segment and an increase in interest income, reduced by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $26.4 million in 2007 from $21.3 million in 2006, largely attributable to new clients. Segment operating information for 2007 and 2006 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
September 30, 2007
Segment revenue	$493,515	$4,878	$498,393
Segment direct expenses	467,069	4,143	471,212

Segment gross margin	$26,446	$735	$27,181

September 30, 2006
Segment revenue	$351,728	$11,393	$363,121
Segment direct expenses (1)	330,412	8,113	338,525

Segment gross margin	$21,316	$3,280	$24,596

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the three months ended September 30, 2006, $6.4 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to direct expenses. This reclassification, which is comprised of $6.1 million and $0.3 million to the PBM segment and Supplemental Benefits segment, respectively, was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue. Revenue from operations for the nine months ended September 30, 2007 was $1,325.8 million, consisting of $1,304.9 million generated from the PBM segment and $20.9 million from the supplemental benefits segment. PBM revenue increased over the comparable period in 2006 by $463.9 million, including $425.0 million from increased prescription volume, which includes new clients since the prior year nine month period including increases associated with the R/xx operations; $15.1 million from an increase in unit prices; and $23.8 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 30.0 million for the nine months ended September 30, 2007 from approximately 20.0 million for the same period in 2006. A contributor to the increase in revenue and prescription volume was a new contract with Wellmark Blue Cross Blue Shield of Iowa covering over 1.0 million members, which commenced on July 1, 2006.

This contract generated 20% of our total revenue for the nine months ended September 30, 2007. The supplemental benefits revenue for the nine months ended September 30, 2007 decreased by $12.9 million from the comparable period in 2006 primarily as a result of reduced billings attributable to the previously disclosed conversion of the supplemental benefits marketing partner relationships. Revenue for the nine months ended September 30, 2006 was $874.8 million, consisting of $841.0 million and $33.8 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the nine months ended September 30, 2007 were $1,244.5 million, consisting of $1,231.0 million in direct expenses from the PBM segment and $13.5 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased over the comparable period in 2006 by $444.8 million, while the supplemental benefits segment direct expenses decreased by approximately $10.7 million. The PBM segment’s increase in direct expenses is related to the $463.9 million increase in PBM revenue. The decrease in direct expenses in the supplemental benefits segment was largely a result of a decrease in membership and the negotiation of lower costs for certain of the benefits in our programs. Included in the PBM segment’s direct expenses for the nine months ended September 30, 2007 are charges of approximately $1.9 million reflective of the resolution of a previously disclosed arbitration proceeding which stems from a prior acquisition, and related adjustments.

Direct expenses for the nine months ended September 30, 2006 were $810.4 million, consisting of approximately $786.2 million and $24.2 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $1,244.5 million and $810.4 million for the nine months ended September 30, 2007 and 2006 represented 96.9% and 96.0% of total operating expenses for the respective periods.

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

As previously disclosed, within the supplemental benefits segment, we enhanced one of our telemarketing programs and modified one of our contracts with a partner during 2006. The decline in the supplemental benefits gross margin in the current period over the comparable period in 2006 is reflective of supplemental benefits reduced billings offset by the incremental direct expenses attributable to the conversion of our marketing partner relationships. As certain contract changes become fully integrated into our existing business, we expect that prospective gross margins in the supplemental benefits segment will be reduced from those reflected in the 2007 year to date results.

Selling, General and Administrative. For the nine months ended September 30, 2007, selling, general and administrative expenses increased by approximately $6.2 million over the same period in the prior year to $40.3 million or 3.1% of operating expenses. This increase was primarily associated with PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses of $40.3 million for the nine months ended September 30, 2007, consisted of $20.8 million in compensation and benefits, which includes $3.8 million in non-cash compensation, $4.2 million in professional fees and technology services, $4.0 million in facility costs, $2.1 million in travel expenses, $1.8 million in insurance and other corporate expenses, $0.2 million in product endorsement and marketing, $2.6 million in other, which includes $1.2 million in recruitment and temporary help, and $4.6 million in depreciation and amortization. Included in the $20.8 million of compensation and benefits is approximately $0.9 million of costs related to changes in employment relationships previously disclosed.

Selling, general and administrative expenses of $34.0 million for the nine months ended September 30, 2006, consisted of $18.5 million in compensation and benefits, which includes $2.6 million in non-cash compensation, $2.8 million in professional fees and technology service costs, $3.1 million in facility costs, $1.7 million in travel expenses, $1.5 million in insurance and other corporate expenses, $0.2 million for product endorsement and marketing, $2.8 million in other expenses, which includes $1.9 million in recruitment and temporary help, and $3.4 million in depreciation and amortization.

Interest Income. Interest income increased to $4.6 million for the nine months ended September 30, 2007 from $3.6 million for the nine months ended September 30, 2006. The increase was primarily due to an increase in average funds available for investment during the period and an increase in the rate of return available in the marketplace.

Interest Expense. Interest expense decreased to $0.1 million for the nine months ended September 30, 2007 from $0.7 million for the nine months ended September 30, 2006. This decrease reflects the decrease in the average outstanding amount of debt during the periods. In September 2006, we fully repaid the balance outstanding on our term loan facility.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rate of 39.1% during the nine months ended September 30, 2007 and 38.7% during the comparable period in 2006 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The tax rate in 2006 was lower than in 2007, in particular due to an increase in 2007 in our effective state income tax rate reflective of our expansion into additional state jurisdictions.

Net Income. Net income for nine months ended September 30, 2007 increased by approximately $7.4 million over the same period in 2006 to $27.7 million. The increase in net income was primarily a function of increased gross margin dollars in the PBM segment and an increase in interest income, reduced by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $73.9 million in 2007 from $54.7 million in 2006, largely attributable to new clients. Segment operating information for 2007 and 2006 is as follows (in thousands):

	PBM	Supplemental Benefits	Total
September 30, 2007
Segment revenue	$1,304,892	$20,877	$1,325,769
Segment direct expenses	1,231,000	13,513	1,244,513

Segment gross margin	$73,892	$7,364	$81,256

September 30, 2006
Segment revenue	$840,953	$33,845	$874,798
Segment direct expenses (1)	786,215	24,213	810,428

Segment gross margin	$54,738	$9,632	$64,370

(1)	Certain reclassifications were made to prior year amounts to conform to current year presentation. Specifically, for the nine months ended September 30, 2006, $18.4 million of certain selling, general and administrative expenses, such as third-party commissions, client and member services costs, and information technology costs have been reclassified to direct expenses. This reclassification, which is comprised of $17.4 million and $1.0 million to the PBM segment and Supplemental Benefits segment, respectively, was made to better reflect the nature of these costs as being more indicative of the direct effort to manage and process our client revenue. These changes have no impact on our previously reported revenue, total operating expenses or operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2007 and the foreseeable near-term future. Cash and cash equivalents and marketable securities at September 30, 2007 were $100.7 million. At September 30, 2007, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

Net Cash Provided by Operating Activities. Our operating activities generated $31.6 million of cash from operations in the nine-month period ended September 30, 2007, a $0.5 million increase from the $31.1 million generated in the comparable prior year period. This $31.6 million in cash provided by operating activities in 2007 reflects $27.7 million in net income, plus $11.1 million in non-cash charges and $7.2 million net increase in working capital and other assets and liabilities. This $7.2 million net increase in working capital was primarily due to a $3.9 million decrease in taxes payable as well as a $42.9 million increase in accounts receivable offset by a 41.7 million increase in accounts payable. The cash provided by operating activities in the nine-month period ended September 30, 2006 of $31.1 million reflects net income of $20.3 million, plus $7.4 million in non-cash charges, offset by a $3.4 million net decrease in working capital and other assets and liabilities. In particular, regarding the $3.4 million net decrease, the company experienced a temporary net benefit in the timing of payments and cash receipts for trade payables and receivables.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2007 was $34.5 million compared to $21.1 million in the prior year period. The current period use of cash reflects $2.6 million in capital expenditures offset by the net maturities of $1.5 million in marketable securities. The acquisition of our remaining 20% minority ownership interest resulted in a cash payment of $30.3 million, of which $1.3 million was attributable to the minority interest and approximately $29.0 million was recorded as additional purchase price. Also, additional contingent consideration and other payments of approximately $5.1 million relating to prior business acquisitions were paid during the nine months ended September 30, 2007. The current period also reflects $1.0 million of cash provided upon the repayment of a note receivable as well as $1.0 million resulting from the lifting of restrictions on certain cash deposits. The $21.1 million use of cash in the nine-month period ended September 30, 2006 consisted of $14.6 million for the net purchase of marketable securities, $6.0 million in capital expenditures and $0.5 million of consideration payments related to a previous business acquisition.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2007 was $13.4 million compared to $3.9 million in the prior year period. In the current period we purchased $0.9 million of treasury stock, received proceeds of $6.2 million from the exercise of options and $0.3 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan. In addition, the company received an income tax payable benefit of $7.8 million from the exercise of stock options and restricted stock vesting. In the prior year period, we repaid $12.5 million in notes payable, incurred $0.2 million of deferred financing costs, purchased $0.4 million of treasury stock, received proceeds of $7.2 million from the exercise of options and received $0.4 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. In addition, we received $9.3 million in income tax benefit proceeds from the exercise of stock options and restricted stock vesting,

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

PURCHASES AND SALES OF COMPANY SECURITIES BY EXECUTIVE OFFICERS

In May 2004, the Company established a stock trading program under which its executives and directors could implement plans for sales or purchases of Company common stock in accordance with the guidelines specified in Rule 10b5-1 of the Securities Exchange Act of 1934. 10b5-1 plans are designed to enable executives of the Company to avoid any real or perceived conflict of interest in connection with the trading of the Company’s securities. The Company is continuing its program. The executives currently participating in the program, including our chief executive officer, have established 10b5-1 plans which could involve the sale of up to approximately 736,000 shares over a one-year period ending May 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our most recent review, which was made as of the end of our third quarter ended September 30, 2007, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to provide us reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3(ii)	Bylaws of HealthExtras, Inc.(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(2)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K filed on April 11, 2007.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

November 8, 2007	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

November 8, 2007	By:	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)