Form 10-K
period 2007-12-31
HEALTHEXTRAS INC
filed 2008-02-29
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2007 was $972,910,219 based on the closing price of $29.58 as reported on the NASDAQ Global Select Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of February 15, 2008, there were 42,747,205 shares outstanding of the Registrant’s $0.01 par value common stock.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of stockholders to be held in June 2008, a definitive copy of which will be filed within 120 days of December 31, 2007, is incorporated by reference in Part III of this Report on Form 10-K.

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

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2007. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to HealthExtras, Inc.

OVERVIEW

HealthExtras, Inc. provides pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. Our PBM segment, which operates primarily under the brand name Catalyst Rx, accounted for approximately 99%, 97% and 94% of our revenue in 2007, 2006 and 2005, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, managed care organizations, third-party administrators, referred to as TPAs, and unions, who contract with us to administer the prescription drug component of their overall health benefit programs. Total claims processed increased to 41.5 million in 2007 from 29.3 million in 2006. Our PBM segment revenue increased by approximately 50% to $1.8 billion in 2007 from $1.2 billion in 2006.

We also offer supplemental benefit programs developed by us, under the brand name HealthExtras, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical reimbursement benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 1%, 3% and 6% of our revenue in 2007, 2006 and 2005, respectively. Individuals are the major purchasers of these programs.

Beginning with the first quarter of 2008, we will no longer be presenting supplemental benefits as a separate reportable operating segment because it no longer constitutes a reportable segment under SFAS No. 131, Segment Reporting. Consequently, the PBM segment will be our only reportable operating segment.

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

PHARMACY BENEFIT MANAGEMENT

Our PBM segment provides our clients access to a contracted, non-exclusive national network of approximately 60,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference (except where we have entered into pass-through pricing arrangements with clients), including claims processing fees.

The Industry

The PBM industry has developed and grown in response to the increased utilization of pharmaceuticals, increased unit costs and broader application of prescription drugs to various conditions. These factors have combined to create a significant and recurring escalation in the cost of drug coverage offered by state and local governments, managed-care organizations, self-insured employers and TPAs. In order to understand, manage and mitigate these trends, many of these payor organizations have contracted for the specialized services offered by PBMs. According to the journal of Health Affairs, overall pharmacy expenditures in the United States are expected to be approximately $248.8 billion in 2008, an 8.4% increase over 2007. While pharmacy expenditure increases have moderated since a peak period from the late 1990’s through 2004, average annual increases of more than 8.6% are expected through 2016. Volume and utilization are expected to contribute about half of the total of those expected spending increases, with the remainder resulting from price increases.

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

PBMs are responsible for implementing and administering benefit plans that are care-effective and also seek to lower overall prescription spending by encouraging greater generic utilization, increasing the proportion of brand drugs dispensed from the preferred category and encouraging, where appropriate, non-prescription therapy and treatment alternatives. These objectives are accomplished through a combination of clinical, administrative, educational and technology initiatives directed towards pharmacies, physicians and members.

Over the past several years, plan design has increasingly focused on the use of three-tier co-payment structures. Co-payments represent that portion of the cost of a prescription paid for by the member at the time the drug is dispensed. The purpose of these three-tier designs and the use of drug specific formulary lists is to create financial incentives for members to utilize generic drugs where available and to select the most cost-effective brand drugs indicated for a specific diagnosis or condition. In general, these plans incorporate the lowest member co-payments for generic drugs, with increases in co-payments for preferred brand drugs and co-payments reaching their highest level for non-preferred brands. Typically these categories might require member co-payments of $10, $20 and $35 respectively. The use of these tiered plans has increased significantly over the past decade and now applies to over 75% of employer-sponsored members. In recent years, both the levels of member co-payment and the differential between tiers have continued to increase.

Competition

We believe the primary competitive factors in our PBM business are price, quality of service and scope of available services. Market share for PBM services in the United States is highly concentrated, with a few firms controlling over 70% of prescription volume. These larger national and regional PBMs, such as Medco Health Solutions, Inc., Express Scripts, Inc. and CVS Caremark, Inc., have significantly greater financial, marketing and technological resources at their disposal to expand client base and grow their business. Large health insurers, certain HMOs, drug retailers, and physician practice management companies also have their own PBM capabilities.

Scale is a particularly important factor in negotiating prices with pharmacies and drug manufacturers. Though we have other advantages to offset our comparatively smaller scale, we could face more pricing competition in the future.

Some of our PBM services, such as disease management services, informed decision counseling services and medical information management services, also compete with those being offered by pharmaceutical manufacturers, specialized disease management companies and information service providers.

We have demonstrated our ability to serve a broad range of clients from large managed care organizations and state governments to employer groups with fewer than a thousand members. We believe the following are our principal competitive strengths:

Flexible and Customized Services. We believe it is important to provide our clients with customized solutions and recommendations with their best interests in mind. Accordingly, the formulary and plan designs we suggest to clients are highly flexible and not influenced by manufacturer relationships. Our larger competitors that have manufacturer affiliations or mail order assets are often in a position where they may benefit from increasing the volume of drug utilization generally or that of certain specific drugs. These conflicts arise where revenues from pharmaceutical manufacturers may support the inclusion of certain drugs on formulary which would not otherwise be included or may result from mail order utilization serving as an important source of profit for the PBM.

Local Market Presence. Our local market presence in Arizona, California, Florida, Georgia, Hawaii, Iowa, Louisiana, Maryland, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Pennsylvania, Puerto Rico, Texas and the Carolinas allows us to offer attractive benefit pricing based on local pharmacy network rates and formulary design. We support our local markets from our primary operating facilities in Ft. Lauderdale, Florida; Des Moines, Iowa; Las Vegas, Nevada; Raleigh, North Carolina and our corporate office in Rockville, Maryland. These offices provide account management, customer service and clinical support programs, including dedicated clinical pharmacists with expertise in plan design, treatment protocols and various cost management initiatives.

Information-Based Cost-Containment Methods. Through the use of our customized information technology systems, we believe that we provide our clients and members with access to information on a rapid basis that allows us to work with our clients to manage the costs of prescription drugs. For example, our Web-based systems allow our clients to choose which metrics are most important to them for the purposes of evaluating their pharmacy benefit management program. We then provide customized reporting solutions for these key performance indicators. In addition, members can access our Web-based programs to evaluate their costs for selected drugs and pharmacies and the benefits of the options for prescription drugs, including over-the-counter alternatives, to which they have access through our benefit programs. We believe these services allow us to further differentiate ourselves from our competitors.

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

Increasing our PBM Client Base by Targeting Certain Market Segments.

We have identified four segments of the market that provide us with the greatest opportunity for growth. We intend to focus our sales and marketing efforts to target these segments in order to gain new clients and increase our membership base and revenues. Our analysis of our market opportunity by segment is as follows:

•

Large Employer Groups (Self-Insured): Representing over 12 million lives, employers in this segment are large enough to need a full-service PBM solution to manage their increasing prescription benefits costs. By utilizing our information-based cost containment strategies, we offer these clients favorable results compared to larger PBMs, and a greater level of client and customer service.

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

•

Mid-Tier Managed Care Organizations (MCOs): There are hundreds of MCOs that each provide coverage to fewer than 200,000 lives. These MCOs collectively represent more than 20 million lives and over $8.5 billion in annual drug spending. We believe that MCOs of this size are increasingly dissatisfied with the level of service and results they are receiving from larger PBM companies that devote most of their attention to MCOs that have more than one million members. We have demonstrated that we can provide these MCOs with a complete, full-service PBM that includes all of the features that larger PBMs offer, with superior customer service, market-specific retail networks and customized benefit plans.

•

Third-Party Administrators (TPAs): There are hundreds of TPAs in the U.S. that focus primarily on administering the health benefits of their clients. TPAs provide services to millions of employees, dependents, and retirees, paying over $17 billion annually in total health claims. As the TPA market continues to consolidate, and TPA clients increasingly seek out complete health benefits solutions from their TPA, we believe an increasing number of TPAs will be seeking a PBM partner to administer the prescription benefits of their clients.

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

•

Extensive Use of Internet Facilities to Enhance Account Management Effectiveness: We provide our clients Web-enabled decision support for prescription benefit plan management, clinical evaluations, disease management, and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze detail for a particular drug, physician, member, or pharmacy. This functionality enables our clients to measure successes relative to formulary and disease management initiatives and assists in the identification of specific patient populations that may benefit from specialty or other pharmacy programs.

Offering Our Clients a Variety of Specialized Services Focused On Improving Health Outcomes.

Clinical and Other Services. Our clinical service teams work closely with clients to design and administer pharmacy benefit plans that use formularies, plan design, and other techniques to promote clinically appropriate and cost-effective drug usage. We are often able to influence physician prescribing patterns by comparing individual behavior to physician peer groups and encouraging change where practices differ from peer group norms and medical best practices. Because we operate with significant geographic focus, the consultations between our clinical pharmacists and local physicians tend to have higher levels of effectiveness compared with less concentrated initiatives. Similarly, our programs with retail pharmacies support therapeutic interchange programs that encourage the evaluation of cost-effective drug alternatives where appropriate. We also offer consulting services to assist clients in designing education and communication programs designed to support cost-effective prescription drug programs.

Disease Management. We assist clients in managing the cost and treatment of specific chronic diseases in order to improve medical outcomes and lower the overall cost of health care. These disease management programs monitor the contracted population and intervene when individuals demonstrate symptoms of a specific disease or high risk indications.

Our disease management programs are the responsibility of a dedicated team of clinicians and have been developed around three key approaches:

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

We have successfully integrated three strategic acquisitions over the last five years. Our acquisitions have provided us with a more diverse and complete set of products and services to sell to a larger customer base and have expanded our geographic presence. The acquisitions have also allowed us to better capture efficiencies in corporate overhead and information technology investments. In each of the acquisitions, we achieved our objectives by integrating operations, realizing operating efficiencies, improving profitability and growing the revenue base of the acquired businesses. We will continue to look for acquisition opportunities that complement our existing operations and have characteristics similar to the companies previously acquired. These characteristics include geographic membership concentrations, opportunities to improve profitability and a base from which to generate revenue growth. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.”

Customers.

One of our customers, Wellmark Blue Cross Blue Shield of Iowa, accounted for 20% of our consolidated revenue in 2007. Another of our customers, the State of Louisiana, accounted for 9% of our consolidated revenue in 2007. Our ten largest customers, including Wellmark Blue Cross Blue Shield of Iowa and the State of Louisiana, accounted for 58% of our consolidated revenue in 2007.

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

•

Retail pharmacy network contracting and administration: We contract with more than 60,000 retail pharmacies nationwide at competitive discount rates which allow our members to access their benefits at a broad array of locations. We may offer clients access to sub-networks where higher discounts are available when offering a limited network of retail pharmacies to their members. We work with our retail pharmacy network providers to achieve the goals of our clients: quality, responsible and cost-effective prescription drug coverage for their members.

•

Advanced decision support and data analysis services: We are able to help manage the expansion in the cost of providing prescription drug coverage through intensive analysis and review of utilization data of our clients’ members. By recognizing inappropriate use or dispensing of certain prescription drugs for certain member groups or at certain network pharmacies, we are able to help manage rapid inflation in prescription expenses.

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

•

Contracted mail service pharmacy: We are able to help control the costs of providing prescription drug coverage for our clients through the use of mail order distribution capabilities to which we have access through contractual arrangements. We have negotiated favorable rates for our clients that allow them to maintain desired clinical outcomes while limiting prescription drug costs.

SUPPLEMENTAL BENEFITS

Supplemental Benefit Programs

HealthExtras, Inc. provides supplemental benefit programs developed by us, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical reimbursement benefits. Our supplemental benefits segment accounted for approximately 1%, 3% and 6% of our revenue in 2007, 2006 and 2005, respectively.

Our supplemental benefit programs have been marketed and sold to individuals primarily by American Express , Citibank and Stonebridge, who incur the marketing expenses. We have experienced a steady decline in the marketing activity and in soliciting new membership by these companies. Accordingly, the generation of supplemental benefit program revenue from enrolled members is primarily dependent on the extent and timing of marketing campaigns funded by these companies and the success they achieve in retaining these customers.

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

In December 2007, our marketing agreement with American Express Travel Related Services Company, Inc. (“Amex”) was terminated and, effective January 1, 2008, we transferred the Amex cardholder portion of our supplemental benefits business to Amex. Additionally, as we previously disclosed on November 5, 2007, we entered into an agreement in principle with Alliance HealthCard (“Alliance”). Under the proposed terms, Alliance would acquire a portion of our supplemental benefits business and HealthExtras would be the pharmacy benefit management provider for health care products offered to Alliance’s members. Financial terms of the agreement will be based on business volumes and the persistency of the supplemental benefits membership base.

Beginning with the first quarter of 2008, we will no longer be presenting supplemental benefits as a separate reportable operating segment because it no longer constitutes a reportable segment under SFAS No. 131, Segment Reporting. Consequently, the PBM segment will be our only reportable operating segment.

Competition

Our supplemental benefit programs compete with the traditional distributors of disability and accident insurance, such as captive agents, independent brokers and agents, and direct distributors of insurance, and with banks, financial institutions, securities firms and mutual fund companies that sell insurance or alternative products to similar consumers. We believe that the principal competitive factors in our supplemental disability and accident benefits markets are price, brand recognition, marketing expenditures and customer service. Many of our current and potential competitors have longer operating histories, larger consumer bases, greater brand recognition and significantly greater financial, marketing, technical and other resources than our own. Certain of these competitors may be able to secure products and services on more favorable terms than we can obtain.

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

We are neither a PDP nor a Medicare Advantage Plan; however, we contract with PDPs and Medicare Advantage Plans, collectively “Part D Plans,” to provide various PBM services. In our capacity as a subcontractor with certain Part D Plan clients, we are indirectly subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If the federal Centers for Medicare & Medicaid Services, referred to as “CMS,” determines that we have not performed satisfactorily as a subcontractor, CMS may request our PDP or Medicare Advantage Plan client to revoke our Part D activities or responsibilities under the subcontract. While we believe that we provide satisfactory levels of service, under our respective subcontracts, we can give no assurances that CMS or a Part D Plan will not terminate our business relationships insofar as they pertain to Medicare Part D.

Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its contracted Medicare Drug Integrity Contractors, “MEDICs,” to ensure that Part D program funds are not spent inappropriately. Among other things, the fraud, waste and abuse provisions of CMS’s Medicare Prescription Drug Benefit Manual cites the following examples of potential PBM fraud, waste and abuse risks in connection with Part D: prescription drug switching, unlawful remuneration, inappropriate formulary decisions, prescription drug splitting or shorting, and failure to offer negotiated prices. CMS has offered additional sub-regulatory guidance regarding some of these risk areas, particularly with respect to the Part D formulary decision making process which is highly regulated by CMS. We believe that we are in substantial compliance with the applicable laws pertaining to these risk areas. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of the underlying laws by the government enforcers or private litigants.

CMS requires PDPs and Medicare Advantage Plans to report 100% of all price concessions received for PBM services. The applicable CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor’s plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. Additionally, on December 5, 2007, CMS issued a final regulation requiring Part D Plan sponsors to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities’ books and records pertaining to services performed in connection with Part D. The December 5, 2007 final regulation also suggests that Part D Plan sponsors should contractually require their first tier, downstream and related entities to comply with certain elements of the sponsor’s compliance program. The applicable provisions of the CMS final regulation will take effect on January 1, 2009. We do not anticipate that such disclosure and auditing requirements, to the extent required by Medicare plan partners, will have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

CMS issued a proposed regulation on May 25, 2007 that would require Part D plan sponsors to calculate beneficiary cost sharing based upon the price ultimately received by the pharmacy or other dispensing provider, rather than upon the price paid by the plan. Such calculation could potentially result in lower pharmacy claims reimbursement by Part D plan sponsors to PBMs. In addition, the proposed rule would require that any profit realized or loss incurred by a PBM through price negotiations with pharmacies or manufacturers be included as administrative costs to the plan rather than being factored into drug costs for reimbursement purposes. Because the majority of our business is currently already structured on a “passed through” pharmacy claims model, we do not expect that such changes, if implemented, would materially adversely affect our business, results of operations, financial conditions or cash flows.

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

The federal healthcare Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General, referred to as the “OIG,” within the U.S. Department of Health & Human Services, the “DHHS,” and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain safe harbors from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The Anti-Kickback Statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies as well as to PBMs in connection with such programs.

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

In April 2007, a Pfizer subsidiary, Pharmacia & Upjohn Company, Inc., pleaded guilty to one count of violating the Anti-Kickback Statute for offering to make excess payments on a distribution contract in the amount of $12.3 million to an unnamed PBM with the expectation of obtaining improved formulary status for its drug products and improved formulary ancillary benefits. Under terms of a settlement agreement, Pharmacia & Upjohn Company was sentenced to pay a criminal fine of $19.68 million and, as a result of the criminal conviction, the company was permanently excluded from participation in all federal health care programs. To date, we are not aware of a PBM settlement in connection with the above case.

In October 2006, Medco Health Solutions, Inc., a PBM, entered into a $155 million civil settlement of claims that Medco destroyed and canceled valid patient prescriptions, solicited kickbacks from pharmaceutical manufacturers to favor their drugs, and paid kickbacks to health plans to obtain business. The case was settled under the False Claims Act, discussed below, but many allegations were based on the federal healthcare Anti-Kickback Statute. Similarly, in September 2005, Caremark, Inc., a PBM, entered into a $137 million civil settlement of claims that its subsidiary, AdvancePCS, allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper flat fee rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with AdvancePCS. The case was settled under the False Claims Act, discussed below, but the crux of the allegations pertained to anti-kickback violations.

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

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have recently interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the Federal False Claims Act. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent.

There have been several qui tam actions filed under the Federal False Claims Act, the Public Contractor Anti-Kickback Statute and similar state laws in various federal courts against several PBMs. The complaints allege, among other things, that such PBMs improperly favored the products of certain pharmaceutical manufacturers over less expensive products and engaged in improper mail order pharmacy practices. For example, in October 2006, Medco Health Solutions entered into a $155 million civil settlement of claims under both state and federal false claims statutes that it destroyed and canceled valid patient prescriptions, solicited kickbacks from pharmaceutical manufacturers to favor their drugs, and paid kickbacks to health plans to obtain business. Also, in September 2005, Caremark Inc. entered into a $137 million civil settlement of claims under both state and federal false claims statutes that its subsidiary, AdvancePCS, allegedly solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, over-priced services agreements as a reward for favorable formulary treatment, and improper flat fee rebates, and that AdvancePCS allegedly paid kickbacks to customers and potential customers to induce them to contract with AdvancePCS. Both Medco and Caremark agreed to enter into 5-year corporate integrity agreements with the federal government in connection with their respective settlements.

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

In 2007, several cases further addressed the issue of whether a PBM is a fiduciary under ERISA. In an action brought against Caremark, Inc., a plan alleged that Caremark violated its fiduciary duty under ERISA by hiding pricing spreads that yielded significant revenue for the PBM but was not passed on to the plan. In November 2007, the United States District Court for the Middle District of Tennessee found that Caremark was not a fiduciary under ERISA because Caremark did not have discretion to unilaterally set prices for prescriptions and because the agreement between Caremark and the plan did not prohibit Caremark from negotiating with retail pharmacies for favorable pricing. Similarly, in another action against Caremark that was ultimately appealed to the United States Court of Appeals for the Seventh Circuit, a multiemployer health fund alleged that Caremark breached its ERISA fiduciary duties by charging the fund higher prices for drugs than Caremark itself paid, as well as for failing to pass on to the fund all price concessions that Caremark received from retailers and manufacturers. In January 2007, the Seventh Circuit found that Caremark was not a fiduciary because the fund possessed the sole authority to control and administer prescription drug benefits and because Caremark’s contracts with the fund provided that Caremark was not a fiduciary. In contrast, however, in a case brought by a labor organization against its health plan’s PBM, Express Scripts, the United States District Court for the Eastern District of Missouri held in October 2007 that Express Scripts was a fiduciary because it exercised significant discretion on the labor union’s behalf by negotiating drug prices and deducting costs from, or crediting rebates and discounts to, the plan’s assets.

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

On December 13, 2007, the U.S. Department of Labor published proposed rules under ERISA that, if made final, would redefine what constitutes a “reasonable contract or arrangement” exempt from the prohibited transaction provisions of ERISA. Essentially, the proposed rules require a written agreement between certain service providers (such as a PBM) and an employee benefit plan that would require the disclosure of compensation arrangements so that the plan fiduciary can assess the reasonableness of the compensation and the potential for conflicts of interests that could affect performance of the negotiated services. The proposed rules would also require that for a contract to be considered reasonable it must permit termination by the ERISA plan on reasonably short notice without penalty to prevent the plan from being locked into a contract that has become disadvantageous, although the plan can be charged a fee on early termination to allow the service provider to recover start-up costs. The Department of Labor will accept comments on the proposed rules, and there may be changes in response to those comments that clarify or alter the proposed rules. Although we believe the proposed rules are not sufficiently specific in many technical regards, in principle, because of the transparent approach we have taken in conducting our business, the disclosures already made, and the current marketplace regarding the length of contracts and pricing arrangements, we do not believe that complying with the proposed rules, should they become final in their current form, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Numerous lawsuits are pending against several PBMs and pharmaceutical manufacturers under various state and federal antitrust laws by retail pharmacies throughout the United States challenging certain branded drug pricing practices. The complaints allege, in part, that the defendant PBMs accepted rebates and discounts from pharmaceutical manufacturers on purchases of brand-name prescription drugs and conspired with other PBMs to fix prices in violation of the Robinson Patman Act and the Sherman Antitrust Act. The suits seek unspecified monetary damages, including treble damages, and injunctive relief. These cases are in various stages of litigation. Several have been consolidated in multidistrict litigation with outcomes pending.

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

Proposed Legislation.

Various bills in Congress address additional issues pertaining to drug pricing. For example, while the MMA currently prohibits the federal government from negotiating drug prices or establishing a preferred drug formulary

(i.e. the “non-interference” policy), several Congressional bills introduced in 2007 propose varying degrees of federal government involvement in negotiating drug prices on behalf of Part D beneficiaries. Such bills, if passed, could potentially materially impact our business. Other Congressional bills propose restricting PBMs in their ability to make certain drug interchanges, requiring PBMs annually to disclose all compensation received from drug manufacturers, and requiring prompt payment of pharmacy claims under Part D. However, we do not at this time anticipate a material adverse impact from any of the proposed measures discussed in the prior sentence.

State Laws and Regulations Affecting the PBM Segment

The following descriptions identify various state laws and regulations that affect or may affect aspects of our PBM business.

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal healthcare Anti-Kickback Statute and Federal False Claims Act described above. Such state laws are not necessarily limited to services or items for which federally funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Both the 2006 Medco Health Solutions and 2005 Caremark Inc. settlements, discussed above under “Federal Statutes Prohibiting False Claims,” included settlement of civil claims under several state false claims laws. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs. Additionally, under the Deficit Reduction Act of 2005, discussed in greater detail below, states are incentivized to pass broad false claims legislation similar to the Federal False Claims Act.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations, financial condition or cash flows.

State Consumer Protection Laws.

Most states have enacted consumer protection and deceptive trade laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for investigations, prosecutions, and settlements of PBMs, initiated by state prosecutors as well as by private litigants. For example, in February 2008, CVS Caremark Corporation agreed to a settlement with 28 states attorneys general for $41 million to resolve allegations that CVS Caremark engaged in deceptive business practices by retaining the discounts and rebates obtained from switching patients to different brand-name prescription drugs.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

State Comprehensive PBM Regulation.

States continue to introduce legislation to regulate PBM activities in a comprehensive manner. Legislation seeking to impose fiduciary duties or disclosure obligations on PBMs has been proposed in some states. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on PBMs. In March 2007, the U.S. District Court for the District of Columbia lifted an injunction on implementation of the District of Columbia statute. The court originally granted this injunction on the grounds that the statute may cause PBMs to disclose proprietary trade secrets and may be preempted by ERISA. The District of Columbia statute imposes fiduciary duties on PBMs and requires PBMs to disclose certain financial information, including the quantity of drugs purchased and the price paid by the PBM for such drugs.

In November 2005, the First Circuit Court of Appeals upheld the Maine disclosure law, which was passed in 2003. The First Circuit clarified that the law applies only to contracts entered into in Maine with respect to PBM customers, or covered entities in Maine. Further, the court held that PBMs are not ERISA fiduciaries, but rather that their relationship with their customers is contractual. Under the Maine law, PBMs have a fiduciary responsibility to pass through to their clients any price concessions received from drug manufacturers that are associated with volume of sales or utilization of certain drug classes. The law also requires PBMs to report all financial terms and arrangements for remuneration of any kind between the PBM and drug manufacturer. Similarly, North Dakota, South Dakota and Vermont have relatively comprehensive PBM laws that, among other things, increase required financial transparency, and regulate therapeutic interchange programs.

In 2007, Connecticut passed legislation requiring PBMs to obtain certificates of registration from the Insurance Department before operating in the state. Similarly, Iowa passed legislation in 2007 requiring PBMs to register with the state as third-party administrators, as well as requiring disclosures of conflicts of interest and imposing restrictions on PBMs’ substitution of medications. Tennessee also passed legislation in 2007 that clarified certain duties of PBMs, such as establishing requirements for audits by PBMs of pharmacies and pharmacists, appeals of unfavorable preliminary audits, and calculation of reimbursement by a PBM. Several other states have introduced bills containing similar regulation of various PBM activities. Such state laws do not appear to be having a material adverse effect on our PBM business operations or our ability to negotiate and/or retain rebates and administrative fees from pharmaceutical manufacturers with respect to our customers in those states. However, we can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can we be certain that future regulations or interpretations of existing laws will not adversely change the consequences experienced to date of existing laws.

In addition, certain quasi-regulatory organizations, such as the National Association of Boards of Pharmacy, an organization of state boards of pharmacy, the National Association of Insurance Commissioners, the “NAIC,” an organization of state insurance regulators, URAC and the National Committee on Quality Assurance, “NCQA,” both accreditation organizations, have considered or have recently passed proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. On June 7, 2006, URAC announced the formation of a Pharmacy Benefit Management Standards Committee to advise the organization on the creation of requirements for an accreditation program addressing pharmacy benefits management in the Medicare, commercial insurance, and health plan arenas. On July 31, 2007, URAC released voluntary accreditation standards for PBMs that include evaluation of organizational quality, customer service, communications, disclosure of pricing policies, pharmaceutical distribution, drug utilization management, and pharmacy and therapeutics committees. We were among the first PBMs to apply for this newly available accreditation. On October 6, 2007, we received Drug Therapy Management accreditation, and we received full accreditation as a PBM on February 19, 2008. In the summer of 2003, the NAIC adopted the “Health Carrier Prescription Drug Benefit Management Model Act” which sets forth model provisions for states to regulate formularies and create an exceptions process to provide access to non-formulary medicines and avoid drug management requirements such as step therapy. While the actions of the NAIC do not have the force of law, they may influence states to adopt requirements similar to the Model Act.

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

Combined Federal and State Laws, Regulations and Other Standards Affecting the PBM Segment

Certain aspects of our PBM business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Deficit Reduction Act of 2005.

On February 8, 2006, President Bush signed the Deficit Reduction Act of 2005, the “DRA,” into law, enacting significant changes to the Medicaid system, a state and federally funded program, with respect to prescription drugs. Among other things, the DRA revises the methodology used to determine federal upper payment limits, the maximum amount a state can reimburse, for generic drugs under Medicaid, permits stronger cost-sharing requirements applicable to Medicaid prescription drugs, and contains provisions intended to reduce fraud, waste and abuse in the Medicaid program. The DRA’s fraud, waste and abuse provisions, among other things, incentivize states to enact their own false claims acts, mirrored on the Federal False Claims Act, described above, and appropriate federal funding to increase scrutiny of the Medicaid program. The fraud, waste and abuse provisions also include a provision intended to strengthen Medicaid’s status as payer of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. Although we do not contract directly with any state Medicaid programs, the provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny of the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandates the public availability of pharmaceutical manufacturer average manufacturer prices, or “AMPs,” and creates incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from average wholesale price-based methodologies to AMP-based methodologies, discussed in more detail , below, under “Legislation and Litigation Affecting Drug Prices.” Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk. DRA provisions regarding pharmacy restocking and double billing are discussed below in the section titled “Regulations Affecting Mail-Order Pharmacies.”

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

The final transactions and code sets regulation, the “Transaction Rule,” promulgated under HIPAA requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. DHHS promulgated a National Provider Identifiers, “NPI,” Final Rule which required large health plans to utilize NPIs in all Standard Transactions after May 23, 2007 and requires small health plans to utilize NPIs in all Standard Transactions after May 23, 2008. NPIs are intended to replace National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers.

We have configured our systems to comply with the NPI Final Rule and the Transaction Rule. The final security regulations, the “Security Rule,” issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic health care information. Similarly to the other two rules issued pursuant to HIPAA, the Security Rule applies to covered entities. We have made the necessary arrangements to ensure compliance with the Security Rule, as we are subject to many of its requirements as a result of our contracts with covered entities.

Compliance with the Privacy Rule, the Transaction Rule and the Security Rule (the “HIPAA Regulations”) has not had a material adverse effect on our business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations.

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

As part of a proposed class action settlement in the case of New England Carpenters Health Benefits Fund v. First DataBank, in a federal court in Massachusetts, First DataBank, “FDB,” agreed to reduce the reported AWP of thousands of specific pharmaceutical products by five percent. Additionally, FDB agreed to cease reporting AWPs for all pharmaceutical products within two years of the final settlement, with limited ability to resume publication of AWPs. In May 2007, Medispan was named as a defendant in a substantially similar class action litigation involving the publication of AWP. Medispan similarly agreed to a proposed settlement under which Medispan would reduce the mark-up factor utilized in connection with the calculation of its AWP data field and, ultimately, discontinue publication of its AWP data field for all drugs, subject to certain conditions. Although the Massachusetts federal court granted preliminary approval to settlements for both FDB and Medispan in June 2007, opposition to approval was brought by both pharmacy and PBM associations, including the National Community Pharmacists Association (“NCPA”) and the Pharmaceutical Care Management Association (“PCMA”). In January 2008, the court refused to grant final approval of the proposed settlement and will consider revisions to the settlement in early 2008.

According to the proposed settlement agreement, the AWP changes would take effect either 60 days after the effective data of the settlement agreement or 270 days from preliminary approval of the settlement. Except when our health plan clients mandate the use of AWP as reported by FDB, our contracts with pharmacies in our retail network and our health plan clients generally cite AWP as reported by Medispan, National Drug Data file, as a pricing source for brand name and certain generic drugs. If the final approved settlement agreement includes Medispan’s proposed reductions in the AWP reported for specific pharmaceutical products, such reduction could create disruption in our retail pharmacy network due to the adverse impact on AWP-based retail pharmacy pricing and pharmacy efforts to negotiate another drug pricing measure, such as AMP or Wholesale Acquisition Cost. However, most of our contracts with our clients and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of any proposed reduction in reported AWP. If the final approved settlement includes reductions in reported AWP, we would exercise our contractual rights so as to mitigate as far as practicable the adverse impact to us. Whatever the outcome of this case, we believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. We believe our business model can utilize one or more other consistently calculated benchmarks but we cannot evaluate the overall financial impact that the transition to any such alternative benchmark might have. Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations, financial condition or cash flows in future periods.

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

Additionally, in July 2007, CMS published final regulations intended to clarify the calculation of AMP under the DRA, discussed above, as well as to require the publication of manufacturer AMPs. Prior to the issuance of these regulations, we understood that manufacturers took varying interpretations of the current law with respect to the treatment of rebates and administrative fees paid to PBMs in the AMP calculation. Under the final AMP regulations, rebates paid to PBMs on sales through retail network pharmacies are excluded from manufacturers’ calculation of AMP. The final regulation also excludes rebates on PBM retail network sales from the calculation of manufacturer’s best price. However, the regulation characterizes sales through a PBM’s mail operation or specialty pharmacy as retail (i.e., as part of the “retail class of trade”) and, therefore, as eligible for inclusion in AMP calculation. In addition, the regulation indicates that certain prices to PBMs may be excludable from manufacturer’s Best Price calculation. Further, CMS intends to post on its web site monthly AMP data and the federal upper limits (“FULs”) derived from them for multiple source drugs after the effective date of the final rule. The final AMP regulations could potentially affect our ability to negotiate manufacturer administrative fees and rebates in the future. Increased transparency resulting from the AMP publication requirements imposed under the final regulation also could affect the rates at which our pharmacies are reimbursed and the rates our plans pay us for pharmacy claims, but we cannot predict at this time whether the affect of such possible changes will be positive or negative. However, the final AMP regulation was preliminarily enjoined in December 2007, with respect to the public reporting of AMP and the use of AMP in the FUL determination, due to ongoing litigation by the National Community Pharmacists Association and the National Association of Chain Drug Stores. Additionally, the regulation itself may be subject to change, at least with respect to the definition of AMP and the determination of FULs, as CMS was formally accepting comments on these issues until January 2, 2008.

In addition to these potential pricing developments on the federal level, some states have adopted so-called most favored nation legislation providing that a pharmacy participating in the state Medicaid program must give the state the lowest price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.

Voluntary Industry Ethical Guidelines.

The Pharmaceutical Research and Manufacturers of America encourages its members to comply with a voluntary ethical code titled “PhRMA Code On Interactions with Healthcare Professionals.” This code, which is generally voluntary, but has the force of law in California, provides guidance relating to several facets of pharmaceutical manufacturers’ marketing practices, particularly with respect to payments to providers. We understand that the PhRMA Code may be in the process of revision, and we cannot predict at this time what the impact of such revision might be on our business. However, we believe that these ethical guidelines, as currently drafted, do not have a material adverse effect on our business, results of operations, financial operations or cash flows.

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

Other Regulations.

The federal Deficit Reduction Act of 2005 explicitly prohibits the restocking and double billing of prescription drugs in connection with the Medicaid Program. Additionally, the Federal Trade Commission, referred to as “FTC,” regulates advertising by mail order pharmacies and requires such facilities to stock a reasonable supply of a product sold, to fill mail orders within 30 days and to provide customer refunds where appropriate. In addition, the FDA sets standards for the packaging of prescription drugs. Federal and state anti-remuneration laws also apply to our mail order pharmacy. We believe we are in substantial compliance with state and federal requirements pertaining to our mail order pharmacy operations.

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

EMPLOYEES

As of December 31, 2007, we had 524 employees whose services are devoted full time to HealthExtras and its subsidiaries. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 1A.	RISK FACTORS

Risks Related To Our Pharmacy Benefits Management Segment

Competition in our industry is intense and could reduce or eliminate our profitability.

The PBM industry is very competitive. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large, profitable, well-established companies with significantly greater financial and marketing resources, purchasing power and other competitive advantages, which we do not have. Scale is a particularly important factor in negotiating prices with pharmacies and drug manufacturers. A limited number of firms, including national PBM companies such as Medco Health Solutions, Inc., Express Scripts, Inc., and CVS Caremark, Inc., have an aggregate market share of approximately 70% of prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. We may also experience competition from other sources in the future.

If we lose key clients as a result of competitive bidding for contracts, contract renewals, consolidation of clients or otherwise, our business, profitability and growth prospects could suffer.

We depend on a limited number of clients for a significant portion of our revenue. Our top ten clients generated approximately 58% of our revenue in 2007, including approximately 20% from Wellmark Blue Cross Blue Shield of Iowa and approximately 9% from the State of Louisiana. Our business, results of operations, financial condition or cash flows could suffer if we were to lose any of our significant clients.

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

Our PBM operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and consequently our business, results of operations, financial condition or cash flows could suffer. In addition, several large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations, financial condition or cash flows.

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

We receive rebates from numerous pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition or cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufacturers for 2008, or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services;

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

•	rebates decline due to contract branded products losing their patents.

Over the next few years, as patents expire covering many brand name drugs that currently have substantial market share, generic products will be introduced that may substantially reduce the market share of these brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be adversely affected if the use of newly approved, brand name drugs added to formularies does not offset any decline in use of brand name drugs whose patents expire.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM clients, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include AWP, AMP and wholesale acquisition cost, referred to as “WAC”. Most of our contracts utilize the AWP standard. Recent events, including litigation involving FirstDatabank and Medispan, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Additionally, the final CMS regulation regarding AMP calculation could potentially impact our ability to negotiate rebates and discounts, as well as our retail pharmacy network pricing and PBM client contracts. Because the status of the CMS regulation remains uncertain pending CMS’ consideration of comments on the AMP definition, the outcome of industry challenges to the regulation, and the disposition of alternative legislative proposals for AMP calculation, we are unable to predict whether and to what extent the CMS AMP regulation will impact our business.

These matters are discussed in detail under “Business—Government Regulation/Legislation and Litigation Affecting Drug Price,” above. We believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future.

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

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $1.8 billion in 2007. Our business strategy is to continue to seek to expand our PBM operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations, financial condition or cash flows could be adversely affected. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management, and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

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

•

we could be required to amortize the identifiable intangible assets of an acquired business, which will reduce our net income in the years following its acquisition, and we also would be required to reduce our net income in future years if we were to experience an impairment of goodwill or other intangible assets attributable to an acquisition;

•	we could be exposed to unanticipated liabilities of acquired businesses;

•	our management’s attention could be diverted from other business concerns; and

•	we could lose key employees or customers of the acquired business.

There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that if we do acquire any new business organizations in the future that we will successfully operate integrate them. Many companies compete for acquisition opportunities in the PBM industry. Most of our competitors are companies that have significantly greater financial and management resources than we do. This may reduce the likelihood that we will be successful in completing acquisitions necessary to the future success of our business.

If we become subject to liability claims that are not covered by our insurance policies, we may be liable for damages and other expenses that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Various aspects of our business may subject us to litigation and liability for damages. These include the performance of PBM services and the operation of our call centers and Web site. A successful product or professional liability claim in excess of our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations, financial condition or cash flows, our business reputation and our ability to attract and retain clients, network pharmacies, and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms or that insurance will be adequate to cover any or all potential product or professional liability claims.

Disruption of our point of sale information system and transaction processing system, which relies on third parties, could have a material adverse effect on our business, results of operation, financial condition or cash flows.

Our operations utilize an electronic network connecting over 60,000 retail pharmacies to process third-party claims. This system is provided by a third-party adjudication vendor. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers’ service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to perform automated transaction processing. There can be no assurance that our business will not be harmed by service interruptions or software performance problems.

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

If we fail to comply with complex and rapidly evolving laws and regulations, we could suffer civil and/or criminal penalties, lose clients, be required to pay substantial damages and make significant changes to our operations.

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

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services and to reduced rebates from manufacturers.

Efforts to control health care costs, including prescription drug costs, are underway at the federal and state government levels. Congress is also currently considering proposals to reform the U.S. health care system. These proposals may increase governmental involvement in health care and PBM services and may otherwise change the way our clients do business. Our clients and prospective clients may react to these proposals and the uncertainty surrounding them by reducing or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. These proposals could lead to a decreased demand for our services and to reduced rebates from manufacturers.

In addition, both Congress and state legislatures are expected to consider legislation to increase governmental regulation of managed care plans. Some of these initiatives would, among other things, require that health plan members have greater access to drugs not included on a plan’s formulary and give health plan members the right to sue their health plans for malpractice when they have been denied care. The scope of the managed care reform proposals under consideration by Congress and state legislatures and enacted by states to date vary greatly, and we cannot predict the extent of future legislation. However, these initiatives could greatly constrain our business practices and impair our ability to serve our clients.

The potential of being subject to lawsuits under ERISA and the potential liabilities associated with being found to be a fiduciary of a health plan governed by ERISA.

As a service provider to ERISA plans, we are subject to potential litigation under ERISA claims and could face potential liabilities if we are found to be acting as a fiduciary of a plan in carrying out the services for which we are under contract. While we do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except when we have specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility and be named as a fiduciary for certain functions, recent litigation has revealed uncertainties with respect to whether, and under what circumstances, courts will find PBMs to be acting as plan fiduciaries. The potential impact of ERISA liability on our business operations is more fully described in the detailed discussion of ERISA regulation under “Business—Federal Laws and Regulations Affecting the PBM Segment ERISA Regulation,” above.

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

In December 2007, our marketing agreement with American Express Travel Related Services Company, Inc. (“Amex”) was terminated and, effective January 1, 2008, we transferred the Amex cardholder portion of our supplemental benefits business to Amex. Additionally, as we previously disclosed on November 5, 2007, we entered into an agreement in principle with Alliance HealthCard (“Alliance”). Under the proposed terms, Alliance would acquire a portion of our supplemental benefits business and HealthExtras would be the pharmacy benefit management provider for health care products offered to Alliance’s members. A significant majority of the remainder of our supplemental benefit program sales will be attributable to our marketing relationships with Stonebridge Life Insurance Company, a member of the AEGON Group of Companies. If we lose or substantially change this relationship and are unable to replace it with other marketing outlets, our access to potential customers would decline and our business, results of operations, financial condition or cash flows attributable to our supplemental benefits segment could suffer.

If we lose our relationships with the providers of the benefits under our programs, we could have difficulty meeting demand for our programs.

We are dependent on third party providers for the benefits included in our supplemental benefit programs. Those benefits are provided pursuant to arrangements with insurance companies which may be terminated on relatively short notice. If we were to lose these relationships and were unable to replace them quickly and cost effectively, we would not be able to satisfy consumer demand for our programs.

If the providers of the benefits included in our programs fail to pay or otherwise provide accrued benefits, or the extent of those benefits is deemed to be greater than the providers are obligated to pay, we could become subject to liability claims by program members.

The benefits included in our member programs are provided by other firms. If the firms with which we have contracted to provide those benefits fail to pay or otherwise provide them as required, or are negligent or otherwise culpable in providing them, or if it is determined that the level of benefits to which members are entitled exceeds the obligations of the providers, we could become involved in any resulting claim or litigation.

If we fail to comply with any of the various and complex laws and regulations governing our products and marketing, we could be subject to fines, additional licensing requirements, and lose the ability to market in particular jurisdictions.

Complex laws, rules and regulations of each of the 50 states and the District of Columbia pertaining to insurance and other PBM business regulation impose strict and substantial requirements on insurance coverage and PBM services sold to consumers and businesses.

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

State insurance laws and regulations are complex and broad in scope and are subject to periodic modification as well as differing interpretations. There can be no assurance that insurance regulatory authorities in one or more states will not determine that the nature of our business requires us to be licensed under applicable insurance laws or related laws. A determination to that effect or that we or our business partners are not in compliance with applicable regulations could result in fines, additional licensing requirements and the inability to market our programs in particular jurisdictions. Such penalties could significantly increase our general operating expenses and harm our business, results of operations and financial condition. In addition, even if the allegations in any regulatory or legal action against us are false, negative publicity relating to any such allegation could result in a loss of consumer confidence and significant damage to our brand.

Telemarketing is one of the primary means by which our programs are marketed. Telemarketing has become subject to an increasing amount of federal and state regulation in the past several years. For example, these regulations limit the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and FTC regulations prohibit deceptive, unfair or abusive practices in telemarketing sales.

Both the FTC and state attorneys general have authority to prevent certain telemarketing activities deemed by them to violate their consumer protection mandate. The FTC has adopted regulations which prohibit most telemarketers from calling a number listed on a National Do Not Call Registry. Violators are subject to a fine of up to $11,000 per violation. Under those FTC regulations, telemarketers can continue to call consumers with whom a company has an existing business relationship and consumers who request information about a company’s products can be called for three months. In addition, some states have enacted laws and others are considering enacting laws targeted directly at regulating telemarketing practices, and there can be no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations. While compliance with these regulations is generally the responsibility of the marketers and subcontractors, there can be no assurance that we would have no exposure to liability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease twenty-two facilities throughout the United Sates and Puerto Rico. Our corporate headquarters office, containing 72,000 square feet, is located in Rockville, Maryland and accommodates our executive and corporate functions. We also have satellite offices in Arizona, California, Florida, Georgia, Hawaii, Iowa, Louisiana, Mississippi, Nevada, New Mexico, North Carolina, Ohio, Pennsylvania, Puerto Rico and Texas. We believe all of our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs.

Nineteen of our twenty-one satellite offices, with a total of 80,000 square feet, are under leases that expire over terms through 2013 and the other offices are under a month-to-month lease. We believe that suitable space on commercially reasonable terms will be available as required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, materially harm our business or have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2007.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol “HLEX.” The following table sets forth for each period indicated the high and low sales closing prices for our common stock on the NASDAQ Global Select Market since July 3, 2006 and prior to that date on the predecessor NASDAQ National Market:

	High	Low
2006
First quarter	$36.89	$27.23
Second quarter	$34.90	$27.05
Third quarter	$31.05	$25.69
Fourth quarter	$27.85	$20.26
2007
First quarter	$29.82	$22.79
Second quarter	$31.85	$28.67
Third quarter	$30.04	$25.36
Fourth quarter	$29.14	$25.70

On February 15, 2008, the closing sale price of the common stock, as reported by the NASDAQ Global Select Market was $27.82 per share. As of February 15, 2008, there were approximately 5,500 holders of our common stock either of record or in street name.

Dividend Policy

We have never paid a dividend on our common stock and have no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on our financial and other relevant circumstances at that time, to pay dividends.

Recent Sales of Unregistered Securities

We issued 50,000 and 25,000 shares of our common stock in 2007 and 2006, respectively, to non-employees pursuant to previously executed consulting services agreements. This issuance was made in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Company. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements, including notes thereto.

	For the Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$1,857,697	$1,271,006	$694,519	$521,325	$384,094

Direct expenses	1,747,264	1,176,877	627,194	471,948	348,666
Selling, general and administrative	53,994	46,414	32,501	24,418	18,400

Total operating expenses	1,801,258	1,223,291	659,695	496,366	367,066

Operating income	56,439	47,715	34,824	24,959	17,028
Interest income (expense), net	6,472	4,374	1,231	(762)	(443)
Other income	59	141	87	2,100	—

Income before income taxes and minority interest	62,970	52,230	36,142	26,297	16,585
Minority interest	31	248	—	—	—

Income before income taxes	62,939	51,982	36,142	26,297	16,585
Income tax expense	23,671	20,408	13,162	9,914	6,268

Net income	$39,268	$31,574	$22,980	$16,383	$10,317

Net income per share, basic	$0.95	$0.78	$0.59	$0.49	$0.32
Net income per share, diluted	$0.91	$0.75	$0.56	$0.45	$0.30
Weighted average shares of common stock outstanding, basic	41,525	40,270	38,648	33,642	32,447
Weighted average shares of common stock outstanding, diluted	43,006	42,319	41,353	36,407	34,454

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$124,573	$91,701	$55,625	$67,068	$28,877
Total assets	551,430	436,024	286,012	244,252	141,768
Long term debt	—	—	7,500	20,500	10,000
Total liabilities	251,150	194,729	100,720	96,602	70,790
Total stockholders’ equity	300,280	240,047	185,292	147,650	70,978

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company

HealthExtras provides pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. Our PBM segment, which operates primarily under the brand name Catalyst Rx, accounted for approximately 99%, 97% and 94% of our revenue in the years ended 2007, 2006 and 2005, respectively, and is expected to be the primary source of our growth and profits in the future. Our PBM clients include more than 1,000 self-insured employers, including state and local governments, managed care organizations, third-party administrators, referred to as TPAs, and unions, who contract with us to administer the prescription drug component of their overall health benefit programs. Our PBM segment revenue increased by 50% to $1.8 billion in 2007 from $1.2 billion in 2006. During 2007, we initiated services with several new PBM clients. As a result, total claims processed increased to 41.5 million in 2007 from 29.3 million in 2006. In particular, beginning July 1, 2007, we commenced providing PBM services to the States of Maryland and Ohio, which together were responsible for 2.0 million claims and accounted for approximately 9% of our total revenue for the year. Also, beginning July 1, 2006, we commenced providing PBM services to over 1.0 million members of Wellmark Blue Cross Blue Shield of Iowa. For the year ended December 31, 2007, this client was responsible for 10.9 million claims and accounted for approximately 20% of our total revenue for 2007.

We also offer supplemental benefit programs developed by us, under the brand name HealthExtras, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical reimbursement benefits. We contract with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of our programs is borne by the third-party insurers. Our supplemental benefits segment accounted for 1%, 3% and 6% of our revenue in 2007, 2006 and 2005, respectively. Individuals are the major purchasers of these programs

PHARMACY BENEFIT MANAGEMENT

Catalyst Rx

Our PBM segment provides our clients access to a contracted, non-exclusive national network of approximately 60,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees, for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, including claims processing fees.

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

If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported PBM revenue and direct expenses of $635.6 million, $477.0 million and $279.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following table illustrates the effects on the reported PBM revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	December 31, 2007	December 31, 2006	December 31, 2005
Reported PBM revenue	$1,830.2	$1,229.1	$650.9
Member co-payments	635.6	477.0	279.2

Total	$2,465.8	$1,706.1	$930.1

Reported PBM direct expenses	$1,730.2	$1,149.2	$594.3
Member co-payments	635.6	477.0	279.2

Total	$2,365.8	$1,626.2	$873.5

ACQUISITIONS

We have supported the growth of our PBM segment through acquisitions.

Acquisition of R/xx

On November 3, 2006, we purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. (“R/xx”), an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. As provided for in the acquisition agreement, additional cash consideration of $2.1 million was earned and paid based on successful achievement of certain client retention criteria during the period ended March 31, 2007. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. We have also established a business development marketing relationship with an R/xx affiliate, Pharmacy Benefit Consultants, Inc. (“PBC”), and have agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business in 2007. There was no new business generated by PBC through December 31, 2007.

Based on management’s best estimate, including our valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of R/xx resulted in goodwill of $15.3 million and customer relationship intangibles of $5.8 million. The customer relationship intangibles are being amortized on a straight-line basis over a 12-year life.

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

Based on management’s best estimate, including our valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $56.1 million and customer relationship intangibles of $8.5 million and non-competition agreements of $0.3 million. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

Acquisition of MHS

In June 2004, we acquired 100% of the common stock of MHS. The purchase price of this acquisition included, among other things, warrants to purchase an aggregate of 300,000 shares of our common stock at a purchase price of $15.45 per share, subject to the provisions in the warrant, including performance-based standards. Based on achievement of various revenue and performance requirements, we issued 100,000 warrants in July 2005 and 100,000 warrants in July 2006. Each of these two warrant issuances were valued at $1.0 million and were recognized as additional goodwill as a component of the acquisition accounting. The remaining 100,000 warrants remained potentially issuable subject to future revenue and gross profit performance based requirements.

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

We have successfully integrated R/xx, EBRx and MHS into our financial, organizational, management and technology structure. As a result, we achieved cost savings from the consolidation of certain corporate activities and the elimination of certain duplicate components of our corporate operations.

SUPPLEMENTAL BENEFITS

Our supplemental benefits segment generates revenue from the sale of supplemental benefit programs, which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical reimbursement benefits. In recent periods, our supplemental benefits programs have been marketed and sold to individuals primarily by three nationally-recognized companies, which incur the marketing expenses. Accordingly, our supplemental benefit revenue from new members is primarily dependent on the extent and timing of marketing campaigns funded by these companies and the success they achieve. Correspondingly, these companies are compensated with an increasing percentage of total program revenue, which is accounted for as direct expenses by us. All of the insurance and service features included in our programs are supplied by third-party insurance companies or other vendors, and the programs are distributed through an independent, licensed and non-affiliated insurance agency.

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

In December 2007, our marketing agreement with American Express Travel Related Services Company, Inc. (“Amex”) was terminated and, effective January 1, 2008, we transferred the Amex cardholder portion of our supplemental benefits business to Amex. Additionally, as we previously disclosed on November 5, 2007, we entered into an agreement in principle with Alliance HealthCard (“Alliance”). Under the proposed terms, Alliance would acquire a portion of our supplemental benefits business and HealthExtras would be the pharmacy benefit management provider for health care products offered to Alliance’s members. Financial terms of the agreement will be based on business volumes and the persistency of the supplemental benefits membership base.

Beginning with the first quarter of 2008, we will no longer be presenting supplemental benefits as a separate reportable operating segment because it no longer constitutes a reportable segment under SFAS No. 131, Segment Reporting. Consequently, the PBM segment will be our only reportable operating segment.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Revenue from operations for the year ended December 31, 2007 was approximately $1.9 billion, consisting of over $1.8 billion generated from the PBM segment and $27.5 million from the supplemental benefits segment. PBM revenue increased over the comparable period in 2006 by $601.0 million, including $558.1 million from increased prescription volume, which includes new clients since the prior year including State of Maryland and State of Ohio as well as the increase associated with a full year of the R/xx operations; $18.2 million from an increase in unit prices; and $24.7 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 41.5 million in 2007 from approximately 29.3 million in 2006. Contributors to the increase in revenue and prescription volume were our contracts with Wellmark Blue Cross Blue Shield of Iowa, covering over 1.0 million members, which commenced on July 1, 2006, and the States of Maryland and Ohio, together covering over 0.3 million members, which commenced on July 1, 2007. These contracts generated 29% of our consolidated revenue in 2007. Supplemental benefits segment revenue for 2007 decreased by $14.4 million from the comparable period in 2006. This decrease was primarily a result of reduced billings attributable to the previously disclosed conversion of the supplemental benefits marketing partner relationships, as well as our decreased emphasis on this line of business. Our revenue from operations for the year ended December 31, 2006 was approximately $1.3 billion, consisting of $1.2 billion generated from the PBM segment and $41.9 million from the supplemental benefits segment.

Direct Expenses. Direct expenses for the year ended December 31, 2007 were $1.7 billion, consisting of approximately $1.7 billion in direct expenses from the PBM segment and $17.1 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased over the comparable period in 2006 by $581.0 million, while the supplemental benefits segment direct expenses decreased by approximately $10.6 million. The PBM segment’s increase in direct expenses is primarily related to the $601.0 million increase in PBM revenue. Also included in the PBM segment’s direct expenses for 2007 are charges of approximately $1.9 million reflective of the resolution of a previously disclosed arbitration proceeding which stems from a prior acquisition, and related adjustments. The decrease in direct expenses in the supplemental benefits segment was largely a result of a decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for year ended December 31, 2006 were $1.2 billion, consisting of approximately $1.1 billion million and $27.6 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $1.7 billion and $1.2 billion for the years ended December 31, 2007 and 2006 represented 97.0% and 96.2% of total operating expenses for the respective periods.

Gross margins, calculated as segment revenue less segment direct expense, in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors have materially changed in 2007 in a manner that would meaningfully affect current results. In 2007, composite gross margin percentages were reduced by the addition of several new large contracts including Wellmark Blue Cross Blue Shield of Iowa and the State of Maryland, which are more competitively priced due to their size. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

The decline in the supplemental benefits gross margins in the current year over the comparable period in 2006 is reflective of supplemental benefits reduced billings offset by the incremental direct expenses attributable to the conversion of our previously disclosed marketing partner relationships.

Selling, General and Administrative. For the year ended December 31, 2007, selling, general and administrative expenses increased by approximately $7.6 million over the prior year to $54.0 million or 3.0% of operating expenses. This increase was primarily associated with our PBM segment growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses of $54.0 million for the year ended December 31, 2007, consisted of $27.7 million in compensation and benefits, which includes $4.9 million in non-cash compensation, $5.5 million in professional fees and technology services, $5.6 million in facility costs, $2.7 million in travel expenses, $2.3 in insurance and other corporate expenses, $0.3 million in product endorsement and marketing, $3.7 million in other, which includes $1.7 million in recruitment and temporary help, and $6.2 million in depreciation and amortization. Included in the $27.7 million of compensation and benefits is approximately $0.9 million of costs related to changes in employment relationships previously disclosed.

Selling, general and administrative expenses of $46.4 million for the year ended December 31, 2006, consisted of $25.1 million in compensation and benefits, which includes $3.6 million in non-cash compensation, $4.1 million in professional fees and technology services, $4.2 million in facility costs, $2.2 million in travel expenses, $2.0 in insurance and other corporate expenses, $0.3 million in product endorsement and marketing, $3.7 million in other, which includes $2.2 million in recruitment and temporary help, and $4.8 million in depreciation and amortization.

Interest Income. Interest income increased to $6.6 million for the year ended December 31, 2007 from $5.1 million for the year ended December 31, 2006. The increase was primarily due to an increase in average funds available for investment during the period and an increase in the rate of return available in the marketplace.

Interest Expense. Interest expense decreased to $0.2 million for the year ended December 31, 2007 from $0.8 million for the year ended December 31, 2006. This decrease reflects the decrease in the average outstanding amount of indebtedness during the periods. In September 2006, we fully repaid the balance outstanding on our term loan facility.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rates of 37.6% in 2007 and 39.1% in 2006 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2007 was lower than in 2006 primarily due to a decrease in our state income tax rates as well as additional interest income earned on federally tax exempt investments.

Net Income. Net income for year ended December 31, 2007 increased by approximately $7.7 million over the same period in 2006 to $39.3 million. The increase in net income was primarily a function of increased gross margin dollars in the PBM segment and an increase in interest income, reduced by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $100.0 million in 2007 from $79.9 million in 2006, largely attributable to new clients. Segment operating information for 2007 and 2006 is as follows (in millions):

	PBM	Supplemental Benefits	Total
December 31, 2007
Revenue	$1,830.2	$27.5	$1,857.7
Segment direct expenses	1,730.2	17.1	1,747.3
Segment gross margin	100.0	10.4	110.4

December 31, 2006
Revenue	$1,229.1	$41.9	$1,271.0
Segment direct expenses	1,149.2	27.7	1,176.9
Segment gross margin	79.9	14.2	94.1

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue. Revenue from operations for the year ended December 31, 2006 was $1.3 billion, consisting of $1.2 billion generated from the PBM segment and $41.9 million from the supplemental benefits segment. PBM revenue increased over the comparable period in 2005 by $578.2 million, including $510.2 million from increased prescription volume, which includes increases associated with the Wellmark Blue Cross Blue Shield of Iowa contract, a full year of EBRx operations and two months of R/xx operations; $43.4 million from an increase in unit prices; and $24.6 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 29.3 million in 2006 from approximately 17.1 million in 2005. A significant contributor to the increase in revenue and prescription volume was a new contract with Wellmark Blue Cross Blue Shield of Iowa covering over 1.0 million members, which commenced on July 1, 2006. This contract generated 13.9% and 13.5% of our PBM and total revenue, respectively. The supplemental benefits revenue for 2006 remained largely unchanged from 2005. Revenue for year the ended December 31, 2005 was $694.5 million, consisting of approximately $650.9 million and $43.6 million attributable to the PBM and supplemental benefits segments, respectively.

Direct Expenses. Direct expenses for the year ended December 31, 2006 were $1.2 billion, consisting of $1.1 billion in direct expenses from the PBM segment and $27.6 million in direct expenses from the supplemental benefits segment. PBM segment direct expenses increased over the comparable period in 2005 by $555.0 million, while the supplemental benefits segment direct expenses decreased by approximately $5.3 million. The PBM segment’s increase in direct expenses is related to the $578.2 million increase in PBM revenue. The decrease in direct expenses in the supplemental benefits segment was largely a result of a modest decrease in membership and the negotiation of lower costs for certain of the benefits in our programs.

Direct expenses for year ended December 31, 2005 were $627.2 million, consisting of approximately $594.3 million and $32.9 million attributable to the PBM and supplemental benefit segments, respectively. The direct expenses of $1.2 billion and $627.2 million for the years ended December 31, 2006 and 2005 represented 96.2% and 95.1% of operating expenses for the respective periods.

Gross margins, calculated as segment revenue less segment direct expense, in the PBM segment are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors have materially changed in 2006 in a manner that would meaningfully affect current or anticipated results. In 2006, composite gross margin percentages were reduced by the addition of several new large contracts including Wellmark Blue Cross Blue Shield of Iowa, which are more competitively priced due to their size. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

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

Net Income. Net income for year ended December 31, 2006 increased by approximately $8.6 million over the same period in 2005 to $31.6 million. The increase in net income was primarily a function of increased gross margins in the PBM segment and an increase in interest income, reduced by an increase in selling, general and administrative expenses. PBM segment gross margins increased to $79.9 million in 2006 from $56.7 million in 2005, largely attributable to the onset of new clients. Segment operating information for 2006 and 2005 is as follows (in millions):

	PBM	Supplemental Benefits	Total
December 31, 2006
Revenue	$1,229.1	$41.9	$1,271.0
Segment direct expenses	1,149.2	27.7	1,176.9
Segment gross margin	79.9	14.2	94.1

December 31, 2005
Revenue	$650.9	$43.6	$694.5
Segment direct expenses	594.2	32.9	627.1
Segment gross margin	56.7	10.7	67.4

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years we generated positive cash flow from operations and anticipate similar results in 2008 and the foreseeable near-term future. Cash and cash equivalents and marketable securities at December 31, 2007 were $124.6 million. At December 31, 2007, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

As of December 31, 2007, we had $43.6 million in marketable securities consisting of Auction Rate Securities (“ARSs”). Subsequent to year end, all of these ARSs were reset at their par values, which was consistent with their values recorded at December 31, 2007. As of February 20, 2008, we had liquidated all but $14.4 million of our ARSs. The remaining ARSs continue to carry AAA/Aaa credit ratings and are either federally guaranteed or required to maintain a minimum collateralization of 200% in accordance with the Investment Company Act of 1940. Due to current credit market conditions, the Company recently was unable to liquidate $3.25 million in ARSs, of which $1.8 million are federally guaranteed. We believe that based on the Company’s cash, cash equivalents and marketable securities balances of $124.6 million at December 31, 2007 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on the Company’s liquidity, financial condition, results of operations or cash flows.

Net Cash Provided by Operating Activities. Our operating activities generated $54.6 million of cash from operations in 2007, a $2.2 million increase from the $52.4 million generated in 2006. This $54.6 million in cash provided by operating activities in 2007 reflects $39.3 million in net income, plus $12.7 million in non-cash charges and $2.6 million net increase in working capital and other assets and liabilities. This $2.6 million net increase in working capital was primarily due to a $54.2 million increase in accounts receivable and $5.2 million increase in income tax receivable offset by a $64.1 million increase in accounts payable and other current liabilities. The cash provided by operating activities of $52.4 million in 2006 reflects net income of $31.6 million, plus $11.4 million in non-cash charges, and a net $9.4 million decrease in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2007 was $38.4 million compared to $36.5 million in 2006. During 2007, we had $3.7 million in capital expenditures and net purchases of $1.4 million in marketable securities. The acquisition of our remaining 20% minority ownership interest resulted in a cash payment of $30.3 million, of which $1.3 million was attributable to the minority interest and approximately $29.0 million was recorded as additional purchase price. Also, additional contingent consideration and other payments of approximately $5.1 million relating to prior business acquisitions were paid during 2007. The current period also reflects $1.0 million of cash provided upon the repayment of a note receivable as well as $1.0 million resulting from the lifting of restrictions on certain cash deposits. Net cash used in investing activities for the year ended December 31, 2006 consisted primarily of $5.7 million in capital expenditures (net of proceeds from sales of property and equipment of $1.0 million), purchases of $14.5 million in marketable securities net of maturities and payments of $16.3 million, net of cash acquired, for business acquisitions, of which $15.9 million was used to acquire R/xx.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the year ended December 31, 2007 was $15.3 million compared to $5.7 million in 2006. In 2007, we purchased $1.4 million of treasury stock, received proceeds of $7.1 million from the exercise of options and $0.5 million in proceeds from issuance of common stock pursuant to the Employee Stock Purchase Plan. In addition, we received an income tax payable benefit of $9.1 million from the exercise of stock options and restricted stock vesting. In 2006, we repaid $12.5 million in notes payable and received proceeds of $8.8 million from the exercise of options and Employee Stock Purchase Plan purchases. In addition, we received an income tax payable benefit of $10.5 million from the exercise of stock options and restricted stock awards and incurred $1.1 million from all other financing activities.

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

OBLIGATIONS AND CONTRACTUAL COMMITMENTS

The following table reflects our current contractual commitments as of December 31, 2007 (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Operating leases	$24,152	$3,834	$7,611	$6,881	$5,826

At December 31, 2007, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of the Financial Condition and Results of Operations discusses our consolidated financial statements. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results could differ from those estimates. Certain of the accounting policies which most impact our consolidated financial statements and that require management to make difficult, subjective or complex judgments are described below. (See also Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

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

Allowance for Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for accounts receivable is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for accounts receivable monthly. All past due balances over 120 days are fully reserved. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when we feel it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

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

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, (“SFAS No. 109”), as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under this method, deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances, if any, are recorded related to deferred tax assets based on the “more likely than not” criteria of SFAS No. 109.

FIN 48 requires that we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

Common Stock Warrants

From time to time we issue warrants to purchase shares of our common stock under arrangements with our business partners or as consideration in acquisitions. We are required to estimate the fair value of such warrants for purposes of recording these transactions in our consolidated financial statements upon achieving a measurement date. Such estimates require judgments regarding, among other things, expected term, risk-free interest rates and common stock volatility.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 applies to financial statements that are issued for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. We are required to adopt SFAS No. 157 on January 1, 2008. Our adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits reporting entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. Our adoption of SFAS No. 159 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies and transaction costs. In addition, any changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2009 and will change our accounting treatment for business combinations on a prospective basis.

INTEREST RATE AND FOREIGN EXCHANGE RISK

We are subject to interest rate risk on our short-term investments. We do not expect our financial position, results of operations or cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate and Foreign Exchange Risk.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.

Based on its assessment, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Our effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Employment Agreements

Effective on February 28, 2008 we entered into a new employment agreement with both Mr. Blair and Mr. Grujich. Messrs. Blair’s and Grujich’s employment agreements are substantially similar, provide for a 4-year term in the case of Mr. Blair and a 3-year term in the case of Mr. Grujich with no automatic extension of such terms and contain provisions involving termination of the executive officer’s employment, as well as provisions relating to a Change in Control of the Company.

The employment agreements provide for a base salary of $495,000 for Mr. Blair and $345,000 for Mr. Grujich. They also provide for target ranges for annual cash and stock incentive awards, with Mr. Blair’s annual cash incentive award target ranging from 0% to 200% of his base salary, with a 100% of base salary target, and his potential annual restricted stock incentive award ranging from 25,000 to 50,000 shares, with a target of 37,500 shares, and Mr. Grujich’s annual cash incentive award target ranging from 0% to 150% of his base salary, with a 75% of base salary target, and his potential annual restricted stock incentive award ranging from 15,000 to 25,000 shares, with a target of 20,000 shares. Both of the employment agreements provide for, among other things, participation by Messrs. Blair and Grujich in employee benefit plans and reimbursement of reasonable expenses incurred in advancing our business. Benefits provided include three weeks paid vacation per year and term life insurance equal to at least three times their base salary. In addition, pursuant to the terms of his employment agreement Mr. Blair received a restricted stock grant covering 40,000 shares of our common stock. Similarly, pursuant to the terms of his employment agreement, Mr. Grujich received a restricted stock grant covering 30,000 shares of our common stock. Both grants are subject to the terms of a restricted stock agreement and our equity plan, including a four year vesting schedule. All of the restricted stock and unvested equity awards held by Messrs. Blair and Grujich at the time of a Change in Control will become immediately vested at the time of the Change in Control.

The employment agreements also provide Messrs. Blair and Grujich with certain payments and benefits upon termination of service, including a termination after a Change in Control. Upon a termination of employment without Cause or for Good Reason (including death or disability), Messrs. Blair and Grujich would be entitled to accelerated vesting of restricted stock and other unvested equity awards equal to the amount that would have vested over the twelve month period following termination and severance payments equal to two times base salary payable over the 12 month period following the termination date and Company paid healthcare benefits for a period of 12 months following termination date. In the event that a termination of employment without Cause or for Good Reason occurs within 12 months following a Change in Control, Messrs. Blair and Grujich would be entitled to the same severance payable in a lump sum, plus an additional lump sum severance payment equal to two times his targeted bonus. All of the severance payments and benefits are subject to a possible 280G cut back and the receipt of severance payments are subject to Messrs. Blair and Grujich signing a release. Also, payments may be delayed for 6 months due to Section 409A of the Internal Revenue Code.

Pursuant to the employment agreements, Messrs. Blair and Grujich are subject to certain restrictions, including a 12 month non-solicit of customers, 12 month non-solicit and no-hire of employees and a 12 month non-compete. However, if termination occurs within 12 months following a Change in Control, they will be subject to a 24 month non-compete. The employment agreements also provide for a non-disclosure of confidential information into perpetuity and also an invention assignment.

Both employment agreements provide entitlement to reasonable legal fees if a dispute arises within 12 months following a Change in Control regarding the payment of severance. Lastly, to the extent required by the Sarbanes Oxley Act, if we are required to prepare an accounting restatement due to our material noncompliance (as a result of misconduct) with financial reporting requirements under the securities laws, Mr. Blair will be required to reimburse the Company for any bonus or equity based compensation that he received during the 12 month period preceding the filing of such document.

A copy of the employment agreements are filed as Exhibits 10.9 and 10.10 in this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders under Proposal 1 – Election of Directors, Directors and Executive Officers, Corporate Governance, Committees and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders under Executive Compensation, including Compensation Discussion and Analysis, Director Compensation, Compensation Committee Report and Compensation Committee and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders under Stock Ownership and is incorporated herein by reference. Equity Compensation Plan Information (share data in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,035	$7.34	1,945
Equity compensation plans not approved by security holders	—	—	—

Total	2,035	$7.34	1,945

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders under Transactions with Related Persons and Corporate Governance and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for our 2008 Annual Meeting of Stockholders under Services Provided by the Independent Auditors and Policy Regarding Pre-Approval of Services Provided by the Independent Auditors and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report

(b) Exhibits

The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description
2.1	Catalyst Rx, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller (1)

2.2	Catalyst Consultants, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)

2.3	Stock Purchase Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and The Sack Family Trust (3)

2.4	Agreement and Plan of Merger dated as of December 6, 2005 by and among HealthExtras, Inc., HCEM Corp. and Managed Care of America, Inc. (4)

3.1	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (5)

3.2	Bylaws of HealthExtras, Inc. (6)

4.1	Specimen Stock Certificate of HealthExtras, Inc. (7)

4.2	Amended and Restated Financing and Security Agreement dated September 15, 2006 by and between HealthExtras, Inc. and Wachovia Bank, National Association (8)

4.3	Registration Rights Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and the Sack Family Trust (9)

10.1	Agreement dated July 8, 1997 by and among Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (10)

10.2	Form of HealthExtras, Inc. 1999 Stock Option Plan (11)

10.3	HealthExtras, Inc. 2000 Stock Option Plan (12)

10.4	HealthExtras, Inc. 2000 Directors’ Stock Option Plan (13)

10.5	Form of 2003 HealthExtras, Inc. Equity Incentive Plan (14)

10.6	Amended Agreement dated March 2, 2000 by and among Cambria Productions, Inc. f/s/o Christopher Reeve and HealthExtras, Inc. (15)

10.7	Form of 2003 HealthExtras, Inc. Equity Incentive Plan Restricted Stock Award Agreement. (16)

10.8	Form of Employment Agreements by and among HealthExtras, Inc. and Michael P. Donovan (17)

10.9	Employment Agreement by and among HealthExtras, Inc. and Nick J. Grujich, as amended and restated effective February 28, 2008*

10.10	Employment Agreement by and among HealthExtras, Inc. and David T. Blair, as amended and restated effective February 28, 2008*

10.11	HealthExtras, Inc. 2006 Stock Incentive Plan (18)

10.12	Form of HealthExtras, Inc. 2006 Stock Incentive Plan Award Agreement (19)

10.13	Form of Employment Agreement by and among HealthExtras, Inc. and Richard W. Hunt (20)

10.14	Stock Purchase and Stockholder Agreement dated as of December 6, 2005, by and among HealthExtras, Inc., HCEM Corp., APS Benefits Corporation and the Shareholders identified therein (21)

10.15	HealthExtras, Inc. Management Non-Equity Incentive Compensation Plan (22)

11.1	Statement re: Computation of Per Share Earnings (see Note 2 of the Notes to Consolidated Financial Statements)

21.1	Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(2)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(4)	Incorporated by reference to Exhibit 2.4 to the Registrant’s Form 10-K Annual Report filed on March 16, 2006.
(5)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(6)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K filed on April 11, 2007.
(7)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(8)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2006 filed on February 28, 2007.
(9)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(10)	Incorporated by reference to Exhibit 10.6 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(11)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-83761) filed on October 20, 1999.
(12)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(13)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(14)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2003.
(15)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.

(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2006.
(17)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2005.
(18)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on May 1, 2006.
(19)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on June 22, 2006.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on August 8, 2006 and to Item 5.02(e) of the Registrant’s Form 8-K filed on March 23, 2007.
(21)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2005 filed on March 16, 2006.
(22)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHEXTRAS, INC.

February 28, 2008	By:	/s/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 28, 2008	By:	/s/ EDWARD S. CIVERA
Edward S. Civera
Chairman of The Board

February 28, 2008	By:	/s/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

February 28, 2008	By:	/s/ MICHAEL P. DONOVAN
Michael P. Donovan
Chief Financial Officer and
Chief Accounting Officer

February 28, 2008	By:	/s/ THOMAS L. BLAIR
Thomas L. Blair
Director

February 28, 2008	By:	/s/ WILLIAM E. BROCK
William E. Brock
Director

February 28, 2008	By:	/s/ STEVEN B. EPSTEIN
Steven B. Epstein
Director

February 28, 2008	By:	/s/ DANIEL J. HOUSTON
Daniel J. Houston
Director

February 28, 2008	By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Director

February 28, 2008	By:	/s/ KENNETH A. SAMET
Kenneth A. Samet
Director

February 28, 2008	By:	/s/ DALE B. WOLF
Dale B. Wolf
Director

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of HealthExtras, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of HealthExtras, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

McLean, Virginia February 27, 2008

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$80,973	$49,501
Marketable securities	43,600	42,200
Accounts receivable, net of allowances of $1,043 and $2,122 in 2007 and 2006, respectively	222,711	169,432
Income taxes receivable	2,960	—
Deferred charges	302	1,506
Deferred income taxes	200	60
Other current assets	5,080	4,875

Total current assets	355,826	267,574
Property and equipment, net	12,979	12,859
Intangible assets, net	32,336	34,362
Goodwill	149,413	118,055
Restricted cash	—	1,000
Other assets	876	2,174

Total assets	$551,430	$436,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$229,715	$167,066
Accrued expenses and other current liabilities	7,456	8,721
Income taxes payable	—	2,208
Deferred revenue	1,259	3,802

Total current liabilities	238,430	181,797
Deferred rent expense	1,840	1,478
Deferred income taxes	10,880	11,454

Total liabilities	251,150	194,729

Commitments and contingencies (Notes 11 and 12)
Minority interest	—	1,248
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 42,639 and 41,379 shares issued at December 31, 2007 and 2006, respectively	426	414
Additional paid-in capital	192,941	170,552
Treasury stock, at cost, 88 and 36 shares at December 31, 2007 and 2006, respectively	(2,366)	(930)
Accumulated other comprehensive income	—	—
Retained earnings	109,279	70,011

Total stockholders’ equity	300,280	240,047

Total liabilities and stockholders’ equity	$551,430	$436,024

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2007	2006	2005
Revenue (excludes member co-payments of $635,556, $476,983 and $279,238 in 2007, 2006 and 2005, respectively)	$1,857,697	$1,271,006	$694,519

Direct expenses	1,747,264	1,176,877	627,194
Selling, general and administrative expenses	53,994	46,414	32,501

Total operating expenses	1,801,258	1,223,291	659,695

Operating income	56,439	47,715	34,824
Interest income	6,634	5,143	2,281
Interest expense	(162)	(769)	(1,050)
Other income	59	141	87

Income before minority interest and income taxes	62,970	52,230	36,142
Minority interest	31	248	—

Income before income taxes	62,939	51,982	36,142
Income tax expense	23,671	20,408	13,162

Net income	$39,268	$31,574	$22,980

Net income per share, basic	$0.95	$0.78	$0.59
Net income per share, diluted	$0.91	$0.75	$0.56
Weighted average shares of common stock outstanding, basic	41,525	40,270	38,648
Weighted average shares of common stock outstanding, diluted	43,006	42,319	41,353

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2004	37,714	$377	$131,756	$—	$60	$15,457	$147,650

Exercise of stock options, including tax benefits	794	8	7,173	—	—	—	7,181
Exercise of stock warrants	875	9	4,654	—	—	—	4,663
Warrants issued pursuant to acquisition	—	—	993	—	—	—	993
Expense related to acceleration of option vesting	—	—	751	—	—	—	751
Expense related to restricted stock granted to employees	385	4	472	—	—	—	476
Expense related to stock options granted to employee	—	—	41	—	—	—	41
Expense related to stock and stock options granted in exchange for services	40	—	131	—	—	—	131
Shares issued pursuant to employee stock purchase plan	22	—	342	—	—	—	342
Valuation of interest rate swap, net of tax	—	—	—	—	84	—	84
Net income for the year	—	—	—	—	—	22,980	22,980
Balance at December 31, 2005	39,830	$398	$146,313	$—	$144	$38,437	$185,292

Exercise of stock options, including tax benefits	1,297	13	18,533	—	—	—	18,546
Warrants issued pursuant to acquisition	—	—	993	—	—	—	993
Expense related to restricted stock granted to employees	203	2	3,412	—	—	—	3,414
Expense related to stock options granted to employees	—	—	424	—	—	—	424
Expense related to stock and stock options granted in exchange for services	25	1	134	—	—	—	135
Tax benefits of restricted stock vesting	—	—	174	—	—	—	174
Shares issued pursuant to employee stock purchase plan	24	—	569	—	—	—	569
Purchases of treasury stock	—	—	—	(930)	—	—	(930)
Valuation of interest rate swap, net of tax	—	—	—	—	(144)	—	(144)
Net income for the year	—	—	—	—	—	31,574	31,574
Balance at December 31, 2006	41,379	$414	$170,552	$(930)	$—	$70,011	$240,047

Exercise of stock options, including tax benefits	1,056	11	16,056	—	—	—	16,067
Warrants issued pursuant to acquisition	—	—	546	—	—	—	546
Expense related to restricted stock granted to employees	137	1	4,926	—	—	—	4,927
Expense related to stock options granted to employees	—	—	24	—	—	—	24
Expense related to stock and stock options granted in exchange for services	50	—	175	—	—	—	175
Tax benefits of restricted stock vesting	—	—	214	—	—	—	214
Shares issued pursuant to employee stock purchase plan	17	—	448	—	—	—	448
Purchases of treasury stock	—	—	—	(1,436)	—	—	(1,436)
Net income for the year	—	—	—	—	—	39,268	39,268

Balance at December 31, 2007	42,639	$426	$192,941	$(2,366)	$—	$109,279	$300,280

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$39,268	$31,574	$22,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,592	2,626	2,005
Amortization of intangible and other assets	4,305	3,045	1,921
(Gain) loss on disposal of property and equipment	—	(150)	14
Allowances on accounts receivable	906	1,504	(62)
Deferred income taxes	(1,263)	177	402
Equity based compensation charges	5,126	3,973	1,398
Minority interest	31	248	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(54,184)	(81,853)	(10,696)
Income tax receivable	(5,168)	3,380	3,862
Other assets	(796)	(7,025)	109
Deferred charges	1,203	(9)	374
Accounts payable, accrued expenses, and other liabilities	64,146	96,076	5,613
Deferred revenue	(2,543)	(1,130)	352

Net cash provided by operating activities	54,623	52,436	28,272

Cash flows from investing activities:
Purchases of property and equipment	(3,711)	(6,784)	(1,715)
Business acquisitions and related payments, net of cash acquired	(34,054)	(16,325)	(33,224)
Acquisition of minority interest	(1,279)	—	—
Payment received on note receivable	1,000	—	—
Changes in restricted cash	1,000	—	—
Purchases of marketable securities	(80,975)	(81,850)	(45,586)
Maturities of marketable securities	79,575	67,375	17,861
Proceeds from sale of property and equipment	—	1,046	—

Net cash used in investing activities	(38,444)	(36,538)	(62,664)

Cash flows from financing activities:
Repayments of notes payable	—	(12,500)	(13,954)
Deferred financing costs	—	(157)	—
Proceeds from exercise of stock options and warrants	7,131	8,179	8,836
Excess tax benefits due to option exercises and restricted stock vesting	9,150	10,542	—
Proceeds from shares issued under employee stock purchase plan	448	569	342
Purchases of treasury stock	(1,436)	(930)	—

Net cash provided by (used in) financing activities	15,293	5,703	(4,776)

Net increase (decrease) in cash and cash equivalents	31,472	21,601	(39,168)
Cash and cash equivalents at the beginning of year	49,501	27,900	67,068

Cash and cash equivalents at the end of year	$80,973	$49,501	$27,900

Supplemental disclosure:
Cash paid for interest	$116	$683	$1,056
Cash paid for taxes	$20,895	$6,309	$8,900

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2007	2006	2005
Comprehensive income:
Net income	$39,268	$31,574	$22,980
Other comprehensive income, net of tax:
Unrealized (loss) gain on interest rate swap	—	(39)	84
Less: reclassification adjustment for gains on interest rate swap realized in net income	—	(105)	—

Total comprehensive income	$39,268	$31,430	$23,064

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. COMPANY

HealthExtras, Inc. and subsidiaries (the “Company”) is a provider of pharmacy benefit management services, referred to as PBM, and supplemental benefit programs. The Company’s PBM segment, which operates primarily under the brand name “Catalyst Rx,” accounted for approximately 99%, 97% and 94% of the Company’s revenue in 2007, 2006 and 2005, respectively. The Company’s PBM clients include more than 1,000 self-insured employers, including state and local governments, managed care organizations, third-party administrators, and unions, who contract with the Company to administer the prescription drug component of their overall health benefit programs. The PBM segment provides its clients access to a contracted, non-exclusive national network of more than 60,000 pharmacies. The PBM segment’s services provide its clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs and member education. The Company uses an electronic point-of-sale system of eligibility verification and plan design information, and offers access to rebate arrangements for certain branded pharmaceuticals.

The Company also offers supplemental benefit programs developed by it under the brand name “HealthExtras,” which include lump sum accidental disability benefits, accidental death and dismemberment benefits, and emergency accident and sickness medical reimbursement benefits. HealthExtras generally contracts with insurance companies to underwrite the insurance components of these programs. As a result, the financial responsibility for the payment of claims resulting from a qualifying event covered by the insurance features of its programs is borne by the third-party insurers. The supplemental benefits segment accounted for approximately 1%, 3% and 6% of the Company’s revenue in 2007, 2006 and 2005, respectively. Individuals are the major purchasers of these programs.

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

Accounts receivable consists principally of amounts due from the Company’s PBM customers. The Company’s top ten clients generated approximately 58% of consolidated revenue in 2007, including approximately 20% of revenue from Wellmark Blue Cross Blue Shield of Iowa and 9% of revenue from the State of Louisiana. In 2006, the Company’s top ten client’s generated approximately 53% of consolidated revenue, including 14% revenue from Wellmark Blue Cross Blue Shield of Iowa and 12% of revenue from the State of Louisiana. The Company

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

holds no collateral for accounts receivable. Concentration of risks with respect to receivables is mitigated based on the geographical dispersion of clients, the Company’s communications with clients, and the Company’s continuous review of outstanding receivables. Management also performs ongoing credit evaluations of its clients and provides allowances as deemed necessary. The Company has not experienced significant losses related to receivables in the past. The Company’s collection experience indicates limited loss exposure due to the nature of the benefits involved and the necessity of benefit continuity for plan sponsor employees.

Fair value of financial instruments

The carrying value of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value due to the short-term maturities of these instruments.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity date of three months or less when purchased are classified as cash and cash equivalents. At December 31, 2006, the Company had $1.0 million on deposit in a restricted account with the State of Nevada as security for performance of its pharmacy benefit management obligations and this amount was excluded from cash and cash equivalents. The restriction on the account expired in 2007.

Marketable Securities

Marketable securities are classified as available-for-sale and are recorded at fair market value, which is based upon quoted market prices, with unrealized gains (losses), net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and declines in market value judged to be other than temporary, of which there were none in 2007 and 2006, are included in other income. Marketable securities consist primarily of short-term auction rate notes. At December 31, 2007 and 2006, there were no accumulated unrealized gains (losses) on marketable securities included in accumulated other comprehensive income.

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

Internally developed software

The Company capitalizes costs associated with software developed or obtained for internal use in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Capitalized internal use software development costs include only (1) external direct costs of materials and services consumed in developing and obtaining software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases when the project is substantially complete and ready for its intended purpose. Internally developed software is reported in the “property and equipment” line on the consolidated balance sheet.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Impairment of long-lived assets

The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. Long-lived assets are measured for impairment when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. No such impairment existed as of December 31, 2007 and 2006.

Intangible Assets

The Company accounts for its intangible assets under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company’s other intangible assets with indefinite lives are not amortized, but are tested for impairment annually. Currently, the Company does not have any intangible assets with indefinite lives.

The Company does have other intangible assets subject to amortization and these assets are amortized over 5 months to 20 years, depending on each intangible asset’s estimated useful life. The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations. The remaining useful life of intangible assets is evaluated periodically by the Company and adjusted as necessary to match the period that the assets are expected to provide economic benefits. The Company concluded that no impairment of intangible assets existed at December 31, 2007 and 2006.

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Net income per share

Basic net income per common share excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share reflects the potential dilution that could occur (using the treasury stock method) if options, restricted stock awards, and warrants to issue common stock were exercised.

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands except per share data):

	2007	2006	2005
Net income available to common stockholders	$39,268	$31,574	$22,980

Calculation of shares:
Weighted average common shares outstanding, basic	41,525	40,270	38,648
Dilutive effect of stock options, restricted stock awards and warrants	1,481	2,049	2,705

Weighted average common shares outstanding, diluted	43,006	42,319	41,353

Net income per common share, basic	$0.95	$0.78	$0.59
Net income per common share, diluted	$0.91	$0.75	$0.56

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

During all periods presented, options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of the common shares:

Comprehensive income

The Company recorded comprehensive income for its interest rate swap arrangement. The interest rate swap was terminated in 2006. See Footnote 7.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 applies to financial statements that are issued for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company is required to adopt SFAS No. 157 on January 1, 2008. Our adoption of SFAS No. 157 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits reporting entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This election is irrevocable. SFAS No. 159 will be effective in the first quarter of fiscal 2008. Our adoption of SFAS No. 159 is not expected to have a material impact on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141 (R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies and transaction costs. In addition, any changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 with early application prohibited. We will adopt SFAS No. 141(R) beginning in the first quarter of fiscal 2009 and will change our accounting treatment for business combinations on a prospective basis.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	2007	2006
Computer hardware	$3,921	$2,984
Computer software	6,050	3,627
Furniture, fixtures and office equipment	4,769	4,183
Leasehold improvements	4,363	3,774
Transportation equipment	2,916	2,916
Assets not yet placed in service	498	1,324

Total property and equipment	22,517	18,808
Accumulated depreciation	(9,538)	(5,949)

Total property and equipment, net	$12,979	$12,859

Depreciation expense for the years ended December 31, 2007, 2006, and 2005 was $3.6 million, $2.6 million and $2.0 million, respectively.

5. INTANGIBLE ASSETS

The following table sets forth the components of intangible assets at December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006	Amortization period
Customer contracts	$36,296	$34,982	11 – 20 years
Non-compete agreements	374	298	2 – 3 years
Other PBM contracts	7,591	6,755	5 months –20 years

Total intangible assets	44,261	42,035
Accumulated amortization	(11,925)	(7,673)

	$32,336	$34,362

Customer contracts represent the estimated fair value of customer contracts held at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income–method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate.

Amortization expense of intangible assets for the years ended December 31, 2007, 2006 and 2005 was $4.3 million, $3.0 million and $1.9 million, respectively. The estimated aggregate amortization expense of intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, is $4.0 million, $3.4 million, $3.0 million, $2.6 million and $2.6 million, respectively.

6. GOODWILL

The changes in goodwill for the years ended December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Balance as of January 1	$118,055	$101,591
Goodwill acquired in acquisitions	29,104	13,366
Adjustments to purchase price allocation	(842)	(295)
Contingent consideration incurred	3,096	3,393

Balance as of December 31	$149,413	$118,055

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company performed its annual impairment testing at December 31, 2007 and 2006 and concluded that no impairment of goodwill exists. For the purposes of impairment testing, the Company considers its two business segments to be its reporting units. All goodwill is recorded in the PBM segment. $39.4 million of the Company’s goodwill is deductible for income tax purposes.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7. CREDIT FACILITY AND NOTES PAYABLE

In September 2006, the Company entered into a new $50.0 million revolving credit facility with our primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. There was no outstanding balance at December 31, 2007 or at December 31, 2006 on the credit facility. The credit facility is collateralized by all of our assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA.

Concurrent with entering into this revolving credit facility in September 2006, the Company repaid the then outstanding balance on the term loan facility with our primary commercial bank and terminated the related interest rate swap arrangement. Interest expense for the note payable for the year ended December 31, 2006 was $0.8 million.

8. INCOME TAXES

Effective January 1, 2007, the Company adopted the provisions of FASB’s Interpretation No. 48, Accounting for Uncertain Tax Positions (“FIN 48”). This interpretation clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We have evaluated our tax positions in the tax returns filed, as well as un-filed tax positions and the amounts comprising our deferred tax assets. We have determined that FIN 48 did not have a material impact on our financial condition, results of operations or cash flows.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Our federal income tax returns for 2004 through 2007 are open tax years. State jurisdictions that remain subject to examinations range from 2000 to 2007.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of income tax (benefit) expense at December 31, 2007, 2006 and 2005 are as follows (in thousands):

		2007	2006	2005
Current:	Federal	$21,854	$17,378	$11,723
	State	2,982	2,672	1,033
	Foreign	59	—	—

	Total	24,895	20,050	12,756

Deferred:	Federal	(891)	(3)	225
	State	(333)	361	181

	Total	(1,224)	358	406

Total:	Federal	20,963	17,375	11,948
	State	2,649	3,033	1,214
	Foreign	59	—	—

	Total	$23,671	$20,408	$13,162

A summary of the components of deferred income taxes at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Deferred tax assets (liabilities):
Allowance for doubtful accounts	$316	$355
Deferred charges	(116)	(595)
Deferred rent	786	620
Rebates receivable, net	—	(185)
Property and equipment	(856)	(1,157)
Customer-based and other intangibles	(8,692)	(9,401)
Goodwill	(3,312)	(2,310)
Equity based compensation	1,134	794
Federal and state net operating loss carryforwards	2	485
Other	58	—

Net deferred tax liability	$(10,680)	$(11,394)

At December 31, 2007 the Company had a net operating loss carryforward of $1.8 million which is available to offset future state taxable income.

The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2007	2006	2005
U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	2.7	3.6	2.8
Non-deductible expenses	0.2	0.2	0.4
Non-taxable income	(0.3)	—	(1.1)
Foreign tax credits	(0.1)	—	—
Other	0.1	0.3	(0.7)

Effective tax rate	37.6%	39.1%	36.4%

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

In 2003, the shareholders approved and the Company adopted the HealthExtras, Inc. 2003 Equity Incentive Plan (“2003 EIP”). The 2003 EIP provides for a maximum of 1,500,000 common shares of the Company to be issued as option grants or restricted shares. A Committee of the Board of Directors determines award amounts, option prices, vesting periods, and restrictions, subject to the provisions of the 2003 EIP. All grants expire in ten years. All officers, employees and independent contractors of the Company are eligible to receive option and restricted stock awards at the discretion of the Committee.

In 2006, the shareholders approved and the Company adopted the HealthExtras, Inc. 2006 Stock Incentive Plan (“2006 SIP”). The 2006 SIP provides for a maximum of 1,500,000 common shares of the Company to be issued as option grants or restricted shares. A Committee of the Board of Directors determines award amounts, option prices, vesting periods, and restrictions, subject to the provisions of the 2006 SIP. All grants expire in ten years. All employees, outside directors and independent contractors of the Company are eligible to receive option and restricted stock awards at the discretion of the Committee.

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s income before income taxes for the year ended December 31, 2006 was approximately $0.4 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. Net income for the year ended December 31, 2006 was approximately $0.3 million lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25. The impact of adoption of SFAS No. 123(R) on the Company’s basic and diluted earnings per share for the year ended December 31, 2006 was not material.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the period prior to adoption of SFAS No. 123(R). Amounts are in thousands, except per share data.

		December 31, 2005
Net income, as reported		$22,980
Add:	Stock option-based compensation expense included in reported net income, net of taxes	580
Deduct:	Total stock option-based employee and director compensation expense determined under fair value based method for all awards, net of taxes	(3,373)

Net income, pro forma		$20,187

Earnings per share:
Basic – as reported		$0.59
Basic – pro forma		$0.52
Diluted – as reported		$0.56
Diluted – pro forma		$0.49

The fair value for these options was estimated at the date of grant using the modified American Black-Scholes economic option pricing method with the following assumptions for the years ended 2005. There were no stock options granted in 2007 or 2006.

2005
Expected term	5 years
Volatility factor	71.81 – 74.65%
Risk free interest rate	3.57 – 4.09%
Dividend yield	—
Weighted average fair value	$10.31

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

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

A summary of the Company’s stock option activity for the three years ended December 31, 2007 is as follows (in thousands, except price per share and weighted-average exercise price):

	Number of Options	Price Per Share	Weighted - Average Exercise Price
Balance, December 31, 2004	5,264	$2.42-16.36	$6.65
Granted	155	15.96-17.64	16.44
Exercised	(794)	2.42-16.36	5.27
Forfeited	(191)	3.60-16.36	14.46

Balance, December 31, 2005	4,434	$2.42-17.64	$6.89
Granted	—	—	—
Exercised	(1,297)	2.42-17.61	6.32
Forfeited	(46)	3.93-11.81	6.49

Balance, December 31, 2006	3,091	$2.42-17.64	$7.14
Granted	—	—	—
Exercised	(1,056)	2.42 – 17.61	6.75
Forfeited	—	—	—

Balance, December 31, 2007	2,035	$2.42 –17.64	$7.34

Exercisable, December 31, 2005	4,348	$2.42 -16.51	$6.80
Exercisable, December 31, 2006	3,091	$2.42 -17.64	$7.14
Exercisable, December 31, 2007	2,035	$2.42 -17.64	$7.34

The following table summarizes information about the outstanding options at December 31, 2007 (in thousands, except for weighted-average exercise price):

	Options Outstanding
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price
$2.42 - 3.50	102	4.24	$2.49
$3.56 - 5.00	237	3.65	$4.38
$6.10 - 6.62	1,361	4.48	$6.61
$7.15 - 7.15	1	3.64	$7.15
$9.65 - 10.34	27	6.03	$10.13
$11.03 - 11.81	78	6.37	$11.40
$12.40 - 13.90	80	6.40	$13.43
$14.21 - 15.57	28	6.49	$15.13
$15.96 - 17.64	121	7.16	$16.42

$2.42 - 17.64	2,035	4.72	$7.34

The aggregate intrinsic value of exercisable stock options at December 31, 2007 was approximately $38.1 million with a weighted average remaining life of 4.7 years. The total intrinsic value of stock options exercised during the years ended December 31, 2007 and 2006 was $23.2 million and $30.9 million, respectively. The total fair value of stock options which vested during the year ended December 31, 2006 was $0.3 million. As of December 31, 2006, there was no remaining unrecognized compensation cost related to stock options.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Restricted Stock Awards

A summary of the Company’s restricted share activity for the three years ended December 31, 2007 is as follows (in thousands, except for fair market value per share):

	Shares	Weighted Average Fair Value Per Share
Non-vested shares outstanding at December 31, 2004	—	—
Granted	385	$22.28
Vested	—	—
Forfeited or expired	—	—

Non-vested shares outstanding at December 31, 2005	385	$22.28
Granted	210	30.06
Vested	(106)	22.06
Forfeited or expired	(7)	30.04

Non-vested shares outstanding at December 31, 2006	482	$25.61
Granted	164	25.49
Vested	(156)	24.55
Forfeited or expired	(27)	27.11

Non-vested shares outstanding at December 31, 2007	463	$25.83

Included in restricted stock grants for 2007 are 92,300 performance-based restricted stock awards that our Board of Directors had determined have been earned by company executives based on the achievement of targets established for them. These performance-based shares are subject to time-based vesting over a period of four years.

The fair value of restricted shares, based on the Company’s stock price at the date of grant, is expensed over the vesting period. As of December 31, 2007, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $9.3 million with a weighted average period over which it is expected to be recognized of 2.5 years.

Employee Stock Purchase Plan

Prior to January 1, 2007, the Company offered an employee stock purchase plan (“ESPP”) that allowed eligible employees to purchase shares of the Company’s common stock each quarter at 85% of the market value on the first or last day of the quarter. The ESPP was considered compensatory under the provisions of SFAS No. 123(R) and for the year ended December 31, 2006, the Company incurred $0.2 million in related stock-based compensation expense.

Effective January 1, 2007, the ESPP was modified, allowing eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP, as modified, is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases are included in the Company’s stock-based compensation expense for the year ended December 31, 2007.

Common Stock Warrants

In September 2001, the Company issued warrants to third parties to acquire 845,816 shares of the Company’s common stock in a private placement with an exercise price of $5.37, which were vested immediately and expired on September 26, 2005. In 2004, 188,916 of these warrants were exercised, in 2005, 625,414 were exercised and the remaining 31,486 expired.

During 2002, the Company issued common stock warrants to a customer granting the right to purchase 250,000 shares of the Company’s common stock for $5.22 per share. The warrants were exercisable at any time after

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

the grant date, with a condition that the Company must be the exclusive provider of PBM services to the customer on the date of exercise. The term of the PBM contract was from July 1, 2002, to September 30, 2009. Using an equity-pricing model, the 250,000 warrants were valued at $400,000, a charge that was being recognized on a straight-line basis over the life of the seven-year contract beginning July 2002. The Company recorded $57,000 of contra-revenue related to amortization of the cost of the warrants in each of 2007, 2006 and 2005, respectively. All 250,000 of these warrants were exercised in 2005.

As discussed further in the Business Combinations note below, pursuant to the MHS acquisition, the Company issued common stock warrants of 55,000, 100,000 and 100,000, effective July 2007, 2006 and 2005, respectively, at an exercise price of $15.45 per share. These warrants were issued subject to the successful satisfaction of certain performance based revenue and gross profit targets. These 255,000 common stock warrants remain issued and outstanding at December 31, 2007.

Treasury Stock

Recipients of restricted stock awards are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. The Company accounts for these share purchases as treasury stock transactions using the cost method. For the years ended December 31, 2007 and 2006, 52,000 and 36,000 shares, respectively, were used for this purpose at a value of approximately $1.4 million and $0.9 million, respectively.

10. BUSINESS COMBINATIONS

Acquisition of R/xx

On November 3, 2006, the Company purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. (“R/xx ”), an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. As provided for in the acquisition agreement, additional cash consideration of $2.1 million was earned and paid based on successful achievement of certain client retention criteria during the period ended March 31, 2007. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets. The Company also established a business development marketing relationship with an R/xx affiliate, Pharmacy Benefit Consultants, Inc. (“PBC”), and had agreed to purchase PBC if requested by its shareholder on terms determined by PBC’s success in generating new business through December 31, 2007. There was no new business generated by PBC through December 31, 2007.

Based on management’s best estimate, including our valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of R/xx resulted in goodwill of $15.3 million and customer relationship intangibles of $5.8 million. Goodwill related to this transaction is not deductible for tax purposes. The customer relationship intangibles are being amortized on a straight-line basis over a 12-year life.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase. Amounts are in thousands.

Description	At November 3, 2006
Current assets, including cash of $802	$3,871
Intangible assets	5,800
Goodwill	15,322

Total assets acquired	24,993

Liabilities assumed	(6,241)

Net assets acquired	$18,752

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Based on management’s best estimate, including our valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of EBRx resulted in goodwill of $56.1 million and customer relationship intangibles of $8.5 million and non-competition agreements of $0.3 million. Goodwill related to this transaction is not deductible for tax purposes. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase. Amounts are in thousands.

Description	At December 15, 2005
Current assets, including cash of $1,270	$8,297
Other assets	20
Intangible assets	8,763
Goodwill	56,129

Total assets acquired	73,209

Net liabilities assumed	(11,242)

Net assets acquired	$61,967

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of EBRx had been completed as of the beginning of the period presented, after giving effect to all purchase accounting adjustments. Amounts are in thousands, except for per share data.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Year ended December 31, 2005
Revenue	$757,526
Net income	24,499
Net income per share, basic	$0.63
Net income per share, diluted	$0.59
Weighted average per share, basic	38,648
Weighted average per share, diluted	41,353

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

11. LEASE COMMITMENTS

The Company maintains non-cancelable lease agreements for office space in its 20 main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases.

The future minimum payments due under non-cancelable leases are as follows (in thousands):

2008	$3,834
2009	3,812
2010	3,799
2011	3,508
2012	3,373
Thereafter	5,826

$24,152

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $3.3 million, $2.4 million and $1.8 million, respectively.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

12. COMMITMENTS AND CONTINGENCIES

During the routine course of our business, the Company is sometimes required to provide financial guarantees related to certain customer contracts. These financial guarantees may include performance bonds, standby letters of credit or other performance guarantees. These financial guarantees represent obligations to make payments to customers if we fail to fulfill an obligation under a contractual arrangement with that customer. We have had no history of significant claims, nor are we aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claim that might arise in the future, either individually or in the aggregate, would not have a material adverse effect on our financial condition, results of operations or cash flows.

From August through December 2007, the Company engaged in discussions with American Express Travel Related Services Company, Inc. (“Amex”) about continuing the parties’ business relationship with respect to our supplemental benefits program. Those discussions culminated in an agreement whereby Amex, in exchange for a cash payment, acquired the Amex cardholder portion of the Company’s supplemental benefits business effective January 1, 2008.

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

Segment information for 2007, 2006 and 2005 is as follows (in thousands):

	PBM	Supplemental Benefits	Corporate	Total
December 31, 2007
Revenue	$1,830,183	$27,514	$—	$1,857,697
Direct expenses	1,730,181	17,083	—	1,747,264

Segment gross margin	100,002	10,431	—	110,433
Selling, general and administrative expenses	—	—	53,994	53,994
Interest and other income (expense), net	—	—	6,500	6,500

Income before income taxes				62,939
Total assets	421,213	2,684	127,533	551,430
Goodwill and intangible assets	181,749	—	—	181,749
Accounts receivable	221,723	988	—	222,711
Accounts payable	229,250	465	—	229,715

December 31, 2006
Revenue	$1,229,144	$41,862	$—	$1,271,006
Direct expenses	1,149,233	27,644	—	1,176,877

Segment gross margin	79,911	14,218	—	94,129
Selling, general and administrative expenses	—	—	46,414	46,414
Interest and other income (expense), net	—	—	4,267	4,267

Income before income taxes				51,982
Total assets	341,400	2,923	91,701	436,024
Goodwill and intangible assets	152,417	—	—	152,417
Accounts receivable	168,785	647	—	169,432
Accounts payable	166,873	193	—	167,066

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

14. 401(k) SAVINGS PLAN

In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the “Plan”). The Plan benefit is available to all Company employees, subject to certain service requirements. The Company matches the first $1,000 of the employee’s contribution and 50% thereafter, up to a discretionary pre-defined limit, on the first ten percent of the employee’s pre-tax deferral subject to statutory limits. The Company’s matching contribution vests ratably over 5 years for each employee. For the years ended December 31, 2007, 2006, and 2005, the Company incurred expense of $0.7 million, $0.8 million, and $0.6 million respectively, under the Plan.

15. RELATED PARTY TRANSACTIONS

In February 2006, the Company entered into a sublease with United Medical Bank, FSB (“UMB”) for 4,364 square feet of finished office space on the third floor of 800 King Farm Boulevard. A member of the Company’s Board of Directors (the “related party”), held a controlling interest in UMB. The rental rate under the sublease was the same rate specified under UMB’s prime lease with the landlord. The Company paid $115,000 in sublease payments in 2006 and $86,000 in 2007. The sublease was terminated effective August 31, 2007.

In September 2007, the Company expanded its corporate offices in Rockville, Maryland by acquiring 34,382 square feet of finished office space from two related party lessees on the third floor of 800 King Farm Boulevard. In these transactions the Company assumed one prime lease with the landlord for 17,487 square feet of space and agreed to assume a second prime lease with the landlord for another 16,895 square feet. In the second transaction, the Company contemporaneously subleased 6,932 square feet of finished office space it held on the first floor of 800 King Farm Boulevard back to the related party. The transactions allowed the Company to consolidate operations on two contiguous floors and reflected only the assumption of actual occupancy costs. The rent charged by the Company under the sublease is the Company’s actual rent obligation for the space amounting to $76,000 in 2007.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2006 and 2005 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007 Quarterly Operating Results
Revenue (excludes member co-payments of $156,069, $143,362, $164,792, and $171,333 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2007)	$406,372	$421,004	$498,393	$531,928
Operating income	14,746	11,938	14,307	15,448
Income before income taxes	16,011	13,342	16,097	17,489
Net income	$9,709	$8,199	$9,751	$11,609
Net income per common share, basic	$0.24	$0.20	$0.23	$0.28
Net income per common share, diluted	$0.23	$0.19	$0.23	$0.27

2006 Quarterly Operating Results
Revenue (excludes member co-payments of $98,634, $96,990, $138,550, and $142,809 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2006)	$238,671	$273,006	$363,121	$396,208
Operating income	8,797	8,445	13,093	17,380
Income before income taxes	9,411	9,428	14,386	18,757
Net income	$5,762	$5,780	$8,764	$11,268
Net income per common share, basic	$0.14	$0.14	$0.22	$0.28
Net income per common share, diluted	$0.14	$0.14	$0.21	$0.27

17. SUBSEQUENT EVENT

As of December 31, 2007, we had $43.6 million in marketable securities consisting of Auction Rate Securities (“ARSs”). Subsequent to year end, all of these ARSs were reset at their par values, which was consistent with their values recorded at December 31, 2007. As of February 20, 2008, we had liquidated all but $14.4 million of our ARSs. The remaining ARSs continue to carry AAA/Aaa credit ratings and are either federally guaranteed or required to maintain a minimum collateralization of 200% in accordance with the Investment Company Act of 1940. Due to current credit market conditions, the Company recently was unable to liquidate $3.25 million in ARSs, of which $1.8 million are federally guaranteed. We believe that based on the Company’s cash, cash equivalents and marketable securities balances of $124.6 million at December 31, 2007 and our expected continued increase in operating cash flows, the current lack of liquidity in the ARS market will not have a material impact on the Company’s liquidity, financial condition, results of operations or cash flows.

HEALTHEXTRAS, INC.

and Subsidiaries

HEALTHEXTRAS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance Beginning of Period	Additions/ (Reductions) Charged to Costs and Expense	Additions/ (Reductions) Due to Acquisitions	Deductions	Balance End of Period
Deduction from asset account:
Allowance for accounts receivable:
Year ended December 31, 2007	$2,122	$(433)	$—	$(646)	$1,043
Year ended December 31, 2006	1,016	1,504	(60)	(338)	2,122
Year ended December 31, 2005	917	(62)	300	(139)	1,016

S-1