Form 10-Q
period 2008-03-31
HEALTHEXTRAS INC
filed 2008-05-08
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008 there were 43,029,985 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

First Quarter 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$145,870	$80,973
Marketable securities	—	43,600
Accounts receivable, net of allowances of $1,075 and $1,043 at March 31, 2008 and December 31, 2007, respectively	229,830	222,711
Income taxes receivable	—	2,960
Deferred income taxes	96	200
Other current assets	7,824	5,382

Total current assets	383,620	355,826
Property and equipment, net of accumulated depreciation of $10,563 and $9,538 at March 31, 2008 and December 31, 2007, respectively	13,311	12,979
Intangible assets, net	31,317	32,336
Goodwill	149,413	149,413
Investments	14,375	—
Other assets	562	876

Total assets	$592,598	$551,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$254,725	$229,715
Accrued expenses and other current liabilities	7,966	8,715
Income taxes payable	1,865	—

Total current liabilities	264,556	238,430
Deferred rent expense	1,834	1,840
Deferred income taxes	10,880	10,880

Total liabilities	277,270	251,150

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 43,000 and 42,639 shares issued at March 31, 2008 and December 31, 2007, respectively	430	426
Additional paid-in capital	196,988	192,941
Treasury stock, at cost, 111 shares and 88 shares at March 31, 2008 and December 31, 2007, respectively	(2,973)	(2,366)
Retained earnings	120,883	109,279

Total stockholders’ equity	315,328	300,280

Total liabilities and stockholders’ equity	$592,598	$551,430

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2008	2007
Revenue (excludes member co-payments of $190,612 and $156,069 for the three months ended March 31, 2008 and 2007, respectively)	$588,644	$406,372

Direct expenses	557,451	378,814
Selling, general and administrative expenses	14,429	12,812

Total operating expenses	571,880	391,626

Operating income	16,764	14,746
Interest income	1,897	1,331
Interest expense	(36)	(36)
Other income	1	1

Income before minority interest and income taxes	18,626	16,042
Minority interest	—	31

Income before income taxes	18,626	16,011
Income tax expense	7,022	6,302

Net income	$11,604	$9,709

Net income per share, basic	$0.27	$0.24
Net income per share, diluted	$0.27	$0.23
Weighted average shares of common stock outstanding, basic	42,219	40,952
Weighted average shares of common stock outstanding, diluted	43,384	42,765

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$11,604	$9,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,025	832
Amortization of intangibles and other assets	1,032	988
Allowances on accounts receivable	(10)	720
Deferred income taxes	104	79
Equity based compensation charges	1,237	1,209
Minority interest	—	31
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,110)	(13,797)
Income taxes payable	4,825	2,969
Other assets	(2,139)	783
Accounts payable, accrued expenses, and other liabilities	24,254	(1,231)

Net cash provided by operating activities	34,822	2,292

Cash flows from investing activities:
Purchases of property and equipment	(1,358)	(1,292)
Business acquisitions and related payments, net of cash acquired	—	(29,065)
Acquisition of remaining minority interest	—	(1,279)
Purchases of marketable securities	(6,825)	(31,350)
Maturities of marketable securities	36,050	29,500

Net cash provided by (used in) investing activities	27,867	(33,486)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,217	657
Excess tax benefits due to option exercises and restricted stock vesting	1,492	839
Proceeds from shares issued under employee stock purchase plan	106	119
Purchases of treasury stock	(607)	(296)

Net cash provided by financing activities	2,208	1,319

Net increase (decrease) in cash and cash equivalents	64,897	(29,875)
Cash and cash equivalents at the beginning of period	80,973	49,501

Cash and cash equivalents at the end of period	$145,870	$19,626

Supplemental disclosure:
Cash paid for interest	$23	$23
Cash paid for taxes	$606	$2,416

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. Certain reclassifications were made to the prior year balance sheet amounts to conform to current year presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

3.	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB approved a Financial Staff Position that deferred the effective date of SFAS No. 157 by one year for certain nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

As of January 1, 2008, we adopted SFAS No. 157, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, and those initially measured at fair value in a business combination. Our limited adoption of SFAS No. 157, as amended, did not have a material impact on our financial condition, results of operations or cash flows. Our evaluation of this standard is ongoing, and we have not yet determined the impact of the deferred portion of this standard on our financial condition, results of operations or cash flows.

The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$133,072	$133,072	—	—
Available for sale investments	14,375	—	$14,375	—

Total assets measured at fair value	$147,447	$133,072	$14,375	—

We have included our investments related to auction rate securities (ARS), which are classified as non-current, in the Level 2 category, as there are significant other observable inputs associated with these items as discussed below. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates from 7 to 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for certain of these securities began to fail, which in some cases has resulted in higher interest rates being earned on some of these securities. We will not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not active, although there have been instances of redemptions at par to date by municipalities through refinance of new debt. As such, these investments currently lack short-term liquidity and were therefore reclassified as non-current on our March 31, 2008 balance sheet.

Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. Evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value; the underlying securities carry AAA/Aaa credit ratings; the ARS are either federally guaranteed or required to maintain an asset coverage amount of at least 200% in accordance with the Investment Company Act of 1940; and that we have the ability to hold these securities to maturity. Based on our cash and cash equivalent balance of $145.9 million and our expected continued increases in operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to adversely affect our ability to conduct business or have a material impact on our liquidity, financial condition, results of operations or cash flows. Moreover, we believe we have the ability to hold the securities throughout the currently estimated recovery period. All such items represent significant other observable inputs which are consistent with a Level 2 assessment.

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) and have not elected to use fair value measurements on any assets or liabilities under this statement.

4.	BUSINESS COMBINATIONS

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

Based on management’s best estimate, including the valuation of net assets acquired, the acquisition of R/xx resulted in goodwill of $15.3 million and customer relationship intangibles of $5.8 million. Goodwill related to this transaction is not deductible for tax purposes. The customer relationship intangibles are being amortized on a straight-line basis over a 12-year life.

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

Based on management’s best estimate, including the valuation of net assets acquired, the acquisition of EBRx resulted in goodwill of $56.1 million and customer relationship intangibles of $8.5 million and non-competition agreements of $0.3 million. Goodwill related to this transaction is not deductible for tax purposes. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

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

In 2006, certain MHS business lines were consolidated into our financial, management and technology platform. Accordingly, the remaining warrant issuance was based on a combination of MHS’ actual results and pro-forma calculations of revenue and gross profit performance. As a result, in July 2007, 55,000 warrants were issued at an exercise price of $15.45 per share. This additional consideration resulted in additional goodwill of approximately $0.5 million based on the value of the warrants at the date of acquisition.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2007 and concluded that no impairment of goodwill existed. There were no changes in the goodwill balance for the three months ended March 31, 2008.

The following table sets forth the components of intangible assets (in thousands):

	March 31, 2008	December 31, 2007	Amortization period
Customer contracts	$36,296	$36,296	11–20 years
Non-compete agreements	256	374	2–3 years
Other PBM contracts	5,698	7,591	5 months–20 years

Total intangible assets	42,250	44,261
Accumulated amortization	(10,933)	(11,925)

	$31,317	$32,336

Customer contracts represent the estimated fair value of customer contracts held at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate. During the first quarter of 2008, we wrote-off approximately $2.0 million of fully amortized intangible assets. There was no income statement impact of this adjustment.

The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, is $4.0 million, $3.4 million, $3.0 million, $2.6 million and $2.6 million, respectively.

6.	CREDIT FACILITY

In September 2006, we entered into a new $50.0 million revolving credit facility with our primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. There was no outstanding balance at March 31, 2008 or at December 31, 2007 on the credit facility. The credit facility is collateralized by all of our assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the three months ended March 31, 2008 is as follows (in thousands, except for weighted average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	2,035	$7.34
Granted	—	—
Exercised	(203)	5.99
Forfeited or expired	(7)	10.30

Outstanding at March 31, 2008	1,825	7.49

Exercisable at March 31, 2008	1,825	$7.49

The aggregate intrinsic value of exercisable stock options at March 31, 2008 was approximately $31.7 million with a weighted average remaining life of 4.5 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was approximately $4.3 million.

Restricted Stock Awards

A summary of our restricted share activity for the three months ended March 31, 2008 is as follows (in thousands, except for fair market value):

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2007	463	$25.83
Granted	153	27.75
Vested	(63)	28.01
Forfeited or expired	—	—

Non-vested shares outstanding at March 31, 2008	553	26.11

As of March 31, 2008, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $12.3 million with a weighted average period over which it is expected to be recognized of 2.9 years.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 22,300 shares were purchased at a cost of approximately $0.6 million for the three months ended March 31, 2008.

Employee Stock Purchase Plan

Effective January 1, 2007, the employee stock purchase plan (“ESPP”) was modified, allowing eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP, as modified, is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense.

8.	INCOME TAXES

The effective income tax rate of 37.7% during the three months ended March 31, 2008 and 39.4% during the comparable period in 2007 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2008 was lower than in the comparable period in 2007 primarily due to a decrease in our overall state income tax rate as well as additional interest income earned on federally tax exempt investments.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2008	2007
Net income available to common stockholders	$11,604	$9,709

Calculation of shares:
Weighted average common shares outstanding, basic	42,219	40,952
Dilutive effect of stock options, restricted stock awards and warrants	1,165	1,813

Weighted average common shares outstanding, diluted	43,384	42,765

Net income per common share, basic	$0.27	$0.24
Net income per common share, diluted	$0.27	$0.23

During all periods presented, all options were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of our business, we are sometimes required to provide financial guarantees related to certain customer contracts. These financial guarantees may include performance bonds, standby letters of credit or other performance guarantees. These financial guarantees represent obligations to make payments to customers if we fail to fulfill an obligation under a contractual arrangement with that customer. We have had no history of significant claims, nor are we aware of circumstances that would require us to perform under these arrangements and believe that the resolution of any claim that might arise in the future, either individually or in the aggregate, would not have a material adverse effect on our financial condition, results of operations or cash flows.

11.	SEGMENT REPORTING

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public enterprises report information about operating segments in financial statements. We have determined that we operate in only one segment – the pharmacy benefits management, or PBM, segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

12.	SUBSEQUENT EVENT

On April 7, 2008, HealthExtras, Inc. entered into a definitive agreement to acquire HospiScript Services, LLC ("HospiScript") and Concept Pharmaceuticals, LLC (“Concept”), a related party to Hospiscript through common ownership. HospiScript is the largest independently-owned provider of pharmacy medication therapy management services to the hospice industry with a nationwide presence of clients in 46 states. This acquisition should provide HealthExtras a market-leading position in the growing hospice sector. We anticipate that the transaction will close in the second quarter of 2008, at which time the results of HospiScript and Concept operations will be included in our consolidated financial statements.

Under the terms of the agreement, we will pay a purchase price of approximately $100.0 million in cash at closing. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $6.1 million subject to specified operating performance standards. Contingent consideration earned, if any, would be accounted for as additional goodwill. Goodwill related to this acquisition is expected to be non-deductible for tax purposes. Additional information about this agreement was disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements, including without limitation, statements concerning HealthExtras, Inc.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words "believe," "expect," "anticipate," "will," "could," "would," "should," "may," "plan," "estimate," "intend," "predict," "potential," "continue," and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on HealthExtras, Inc.'s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K, including the documents incorporated by reference, for the year ended December 31, 2007, particularly under Item 1A, "Risk Factors", and in our other filings with the Securities and Exchange Commission. In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in HealthExtras, Inc.’s business or growth strategy or an inability to execute its strategy, including due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

HealthExtras is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name Catalyst Rx. Our clients include self-insured employers, including state and local governments, managed care organizations, third-party administrators, referred to as TPAs, unions, and individuals who contract with us to administer the prescription drug component of their overall health benefit programs

We provide our clients access to a contracted, non-exclusive national network of approximately 60,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference, (except where we have entered into pass-through pricing arrangements with clients), including claims processing fees.

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

Beginning with the first quarter of 2008, we no longer present supplemental benefits as a separate reportable operating segment because it no longer constitutes a reportable segment under SFAS No. 131, Segment Reporting. Consequently, the PBM segment is our only reportable operating segment.

For the three months ended March 31, 2008, our revenue increased by 45% to $588.6 million from $406.4 million for the same period in 2007. Total claims processed increased to 12.8 million for the three months ended March 31, 2008, from 9.7 million during the same period in 2007. Our increase in revenue was primarily due to our initiation of services with several new PBM clients. In particular, we commenced providing PBM services to the states of Maryland and Ohio effective July 1, 2007, and we began providing PBM services to Puerto Rico’s MCS Commercial business and MCS Medicare Part D business on December 1, 2007 and January 1, 2008, respectively. Together these new contracts were responsible for over 2.3 million claims during the three months ended March 31, 2008.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $190.6 million and $156.1 million for the three months ended March 31, 2008 and 2007, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended March 31,
	2008	2007
Reported revenue	$588.6	$406.4
Member co-payments	190.6	156.1

Total	$779.2	$562.5

Reported direct expenses	$557.5	$378.8
Member co-payments	190.6	156.1

Total	$748.1	$534.9

RECENT DEVELOPMENTS

On April 7, 2008, we entered into a definitive agreement to acquire HospiScript Services, LLC ("HospiScript") and Concept Pharmaceuticals, LLC (“Concept”), a related party to Hospiscript through common ownership. HospiScript is the largest independently-owned provider of pharmacy medication therapy management services to the hospice industry with a nationwide presence of clients in 46 states. This acquisition should provide us a market-leading position in the growing hospice sector. We anticipate that the transaction will close in the second quarter of 2008, at which time the results of HospiScript and Concept operations will be included in our consolidated financial statements.

Under the terms of the agreement, we will pay a purchase price of approximately $100.0 million in cash at closing. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $6.1 million subject to specified operating performance standards. Contingent consideration earned, if any, would be accounted for as additional goodwill. Goodwill related to this acquisition is expected to be non-deductible for tax purposes. Additional information about this agreement was disclosed on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2008.

ACQUISITIONS

We have supported the growth of our business through acquisitions.

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

Based on management’s best estimate, including the valuation of net assets acquired, the acquisition of R/xx resulted in goodwill of $15.3 million and customer relationship intangibles of $5.8 million. Goodwill related to this transaction is not deductible for tax purposes. The customer relationship intangibles are being amortized on a straight-line basis over a 12-year life.

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

Based on management’s best estimate, including the valuation of net assets acquired, the acquisition of EBRx resulted in goodwill of $56.1 million and customer relationship intangibles of $8.5 million and non-competition agreements of $0.3 million. Goodwill related to this transaction is not deductible for tax purposes. The customer relationship intangibles are being amortized on a straight-line basis over an 11-year life and the non-competition agreements are being amortized on a straight-line basis over a 3-year life.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue from operations for the three months ended March 31, 2008 and 2007 were $588.6 million and 406.4 million, respectively. Revenue increased over the comparable period in 2007 by $182.2 million, with $200.7 million from increased prescription volume, which includes significant new clients since the prior year quarter; $18.8 million from a decrease in unit prices from existing clients; and $0.3 million from the proportionate amount of prescription costs paid by the plan sponsor. Total claims processed increased to approximately 12.8 million for the three months ended March 31, 2008 from approximately 9.7 million for the same period in 2007. Contributors to the increase in revenue and prescription volume were primarily due to our contracts with the State of Maryland and Ohio, which commenced on July 1, 2007, and Puerto Rico’s MCS Commercial business and MCS Medicare Part D business, which commenced on December 1, 2007 and January 1, 2008, respectively.

Direct Expenses. Direct expenses for the three months ended March 31, 2008 and 2007 were $557.5 million and $378.8 million, respectively. Direct expenses increased by $178.7 million over the comparable period in 2007 primarily related to the $182.2 million increase in overall revenue. Direct expenses for the three months ended March 31, 2008 and 2007 represented 97.5% and 96.7% of total operating expenses for the respective periods.

Gross margins, calculated as revenue less direct expense, are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors have materially changed in 2008 in a manner that would meaningfully affect current results. Gross margins increased to $31.2 million in 2008 from $27.6 million in 2007.

Gross margin as a percentage of revenue was 5.3% and 6.8% for the three months ended March 31, 2008 and 2007, respectively. In 2008, composite gross margin percentages were reduced by the addition of several large contracts, including the states of Maryland and Ohio and the Puerto Rico based health plans, which are more competitively priced due to their size. These decreases were partially offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the three months ended March 31, 2008, selling, general and administrative expenses increased by approximately $1.6 million over the same period in the prior year to $14.4 million or 2.5% of operating expenses. This increase was primarily associated with our growth and the associated personnel and vendor costs to serve and implement new clients.

Selling, general and administrative expenses of $14.4 million for the three months ended March 31, 2008, consisted of $7.4 million in compensation and benefits, which includes $1.2 million in non-cash compensation, $1.2 million in professional fees and technology services, $1.7 million in facility costs, $0.8 million in travel expenses, $0.6 million in insurance and other corporate expenses, $1.0 million in other, which includes $0.4 million in recruitment and temporary help, and $1.7 million in depreciation and amortization.

Selling, general and administrative expenses of $12.8 million for the three months ended March 31, 2007, consisted of $6.6 million in compensation and benefits, which includes $1.1 million in non-cash compensation, $1.3 million in professional fees and technology service costs, $1.3 million in facility costs, $0.7 million in travel expenses, $0.6 million in insurance and other corporate expenses and $0.8 million in other expenses, which includes $0.3 million in recruitment and temporary help, and $1.5 million in depreciation and amortization.

Interest Income. Interest income increased to $1.9 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007. The increase was primarily due to an increase in average funds available for investment during the period.

Interest Expense. Interest expense of approximately $36 thousand for the three months ended March 31, 2008 remained unchanged over the comparable period in 2007.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest for the three months ended March 31, 2007 represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rate of 37.7% during the three months ended March 31, 2008 and 39.4% during the comparable period in 2007 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2008 was lower than in the comparable period in 2007 primarily due to a decrease in our overall state income tax rate as well as additional interest income earned on federally tax exempt investments.

Net Income. Net income for three months ended March 31, 2008 increased by approximately $1.9 million over the same period in 2007 to $11.6 million. The increase in net income was primarily a result of increased gross margin dollars and an increase in interest income, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2008 and the foreseeable near-term future. At March 31, 2008, we had available a $50.0 million revolving credit facility with no outstanding borrowings and our cash and cash equivalents were $145.9 million.

At March 31, 2008, we had $14.4 million in investments consisting of Auction Rate Securities (“ARS”). Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates from 7 to 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for certain of these securities began to fail, which in some cases has resulted in higher interest rates being earned on some of these securities. We will not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not active, although there have been instances of redemptions at par to date by municipalities through refinance of new debt. As such, these investments currently lack short-term liquidity and were therefore reclassified as non-current on our March 31, 2008 balance sheet.

Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. Evidence includes the fact that these securities have redemption features which call for redemption at 100% of par value; the underlying securities carry AAA/Aaa credit ratings; the ARS are either federally guaranteed or required to maintain an asset coverage amount of at least 200% in accordance with the Investment Company Act of 1940; and that we have the ability to hold these securities to maturity. Based on our cash and cash equivalent balance of $145.9 million and our expected continued increases in operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to adversely affect our ability to conduct business or have a material impact on our liquidity, financial condition, results of operations or cash flows. Moreover, we believe we have the ability to hold the securities throughout the currently estimated recovery period.

Net Cash Provided by Operating Activities. Our operating activities generated $34.8 million of cash from operations in the three-month period ended March 31, 2008, a $32.5 million increase from the $2.3 million generated in the comparable prior year period. This $34.8 million in cash provided by operating activities in 2008 reflects $11.6 million in net income, plus $3.4 million in non-cash charges and $19.8 million net decrease in working capital and other assets and liabilities. This $19.8 million change in working capital was primarily due to a $24.2 million increase in accounts payable and accrued liabilities and a $4.8 million increase in taxes payable partially offset by a $7.1 million increase in accounts receivable and a $2.1 million increase in other assets. The $24.2 million increase in accounts payable and accrued liabilities is reflective of a temporary net benefit in the timing of payments for our payables. The cash provided by operating activities in the three-month period ended March 31, 2007 of $2.3 million reflects net income of $9.7 million, plus $3.9 million in non-cash charges, offset by a $11.3 million net increase in working capital and other assets and liabilities.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities for the three months ended March 31, 2008 was $27.9 million compared to cash used of $33.5 million in the prior year period. The cash provided in the current period reflects $1.4 million in capital expenditures offset by the net maturities of $29.3 million in marketable securities. The $33.5 million use of cash for the three months ended March 31, 2007 consisted of $1.9 million for the net purchase of marketable securities and $1.3 million in capital expenditures. Also, the acquisition of our remaining 20% minority ownership interest resulted in a cash payment of $30.3 million, of which $1.3 million was attributable to the minority interest and approximately $29.0 million was recorded as additional purchase price.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2008 was $2.2 million compared to $1.3 million in the prior year period. In the current period we purchased $0.6 million of treasury stock, received proceeds of $1.2 million from the exercise of options and $0.1 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan. In addition, the company received an income tax payable benefit of $1.5 million from the exercise of stock options and restricted stock vesting. In the prior year period, we purchased $0.3 million of treasury stock, received proceeds of $0.7 million from the exercise of options and $0.1 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. In addition, we received $0.8 million in income tax benefit proceeds from the exercise of stock options and restricted stock vesting,

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

PURCHASES AND SALES OF COMPANY SECURITIES BY EXECUTIVE OFFICERS

In 2004, the Company established a stock trading program under which its executives and directors could implement plans for sales or purchases of Company common stock in accordance with the guidelines specified in Rule 10b5-1 of the Securities Exchange Act of 1934. 10b5-1 plans are designed to enable executives and directors of the Company to avoid any real or perceived conflict of interest in connection with the trading of the Company’s securities. The Company is continuing its program. The executives and directors currently participating in the program, including our chief executive officer, have established 10b5-1 plans which could involve the sale of up to approximately 1,330,000 shares over a one-year period ending November, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in our market risk from that disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief

Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business, we may become subject to legal proceedings and claims. We are not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
3(i)	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3(ii)	Bylaws of HealthExtras, Inc.(2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(2)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K filed on April 11, 2007.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

May 8, 2008	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

May 8, 2008	By:	/s/ Michael P. Donovan
Michael P. Donovan
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)