Form 10-Q
period 2008-06-30
HEALTHEXTRAS INC
filed 2008-08-07
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    No   ☒

As of July 31, 2008 there were 43,223,841 shares outstanding of the Registrant’s $0.01 par value common stock.

HEALTHEXTRAS, INC.

and Subsidiaries

Second Quarter 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$48,942	$80,973
Marketable securities	—	43,600
Accounts receivable, net of allowances of $944 and $1,043 at June 30, 2008 and December 31, 2007, respectively	228,268	222,711
Income taxes receivable	211	2,960
Deferred income taxes	13	200
Other current assets	9,215	5,382

Total current assets	286,649	355,826
Property and equipment, net of accumulated depreciation of $11,715 and $9,538 at June 30, 2008 and December 31, 2007, respectively	16,492	12,979
Intangible assets, net	45,711	32,336
Goodwill	233,396	149,413
Investments	13,550	—
Other assets	439	876

Total assets	$596,237	$551,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$244,210	$229,715
Accrued expenses and other current liabilities	9,158	8,715

Total current liabilities	253,368	238,430
Deferred rent expense	1,822	1,840
Deferred income taxes	10,880	10,880

Total liabilities	266,070	251,150

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 43,184 and 42,639 shares issued at June 30, 2008 and December 31, 2007, respectively	432	426
Additional paid-in capital	199,905	192,941
Treasury stock, at cost, 114 shares and 88 shares at June 30, 2008 and December 31, 2007, respectively	(3,066)	(2,366)
Retained earnings	132,896	109,279

Total stockholders’ equity	330,167	300,280

Total liabilities and stockholders’ equity	$596,237	$551,430

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenue (excludes member co-payments of $173,978, $143,362, $364,590 and $299,431 for the three and six months ended June 30, 2008 and 2007, respectively)	$614,302	$421,004	$1,202,946	$827,376

Direct expenses	580,176	394,487	1,137,627	773,301
Selling, general and administrative expenses	15,860	14,579	30,289	27,391

Total operating expenses	596,036	409,066	1,167,916	800,692

Operating income	18,266	11,938	35,030	26,684
Interest income	1,175	1,457	3,072	2,788
Interest expense	(36)	(53)	(72)	(89)
Other income	—	—	1	1

Income before minority interest and income taxes	19,405	13,342	38,031	29,384
Minority interest	—	—	—	31

Income before income taxes	19,405	13,342	38,031	29,353
Income tax expense	7,392	5,143	14,414	11,445

Net income	$12,013	$8,199	$23,617	$17,908

Net income per share, basic	$0.28	$0.20	$0.56	$0.43
Net income per share, diluted	$0.28	$0.19	$0.54	$0.42
Weighted average shares of common stock outstanding, basic	42,402	41,433	42,310	41,194
Weighted average shares of common stock outstanding, diluted	43,537	43,027	43,461	42,838

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$23,617	$17,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,177	1,695
Amortization of intangibles and other assets	2,243	2,084
Allowances on accounts receivable	(313)	1,379
Deferred income taxes	187	38
Equity based compensation charges	2,699	2,787
Minority interest	—	31
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,104	(16,488)
Income taxes receivable	2,749	(4,102)
Other assets	(3,043)	(582)
Accounts payable, accrued expenses, and other liabilities	2,522	656

Net cash provided by operating activities	39,942	5,406

Cash flows from investing activities:
Purchases of property and equipment	(3,812)	(2,071)
Business acquisitions and related payments, net of cash acquired	(101,784)	(34,037)
Acquisition of remaining minority interest	—	(1,279)
Payment received on note receivable	—	1,000
Purchases of marketable securities	(6,825)	(45,950)
Maturities of marketable securities	36,875	43,700

Net cash used in investing activities	(75,546)	(38,637)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,748	4,996
Excess tax benefits due to option exercises and restricted stock vesting	2,319	5,380
Proceeds from shares issued under employee stock purchase plan	205	238
Purchases of treasury stock	(699)	(380)

Net cash provided by financing activities	3,573	10,234

Net decrease in cash and cash equivalents	(32,031)	(22,997)
Cash and cash equivalents at the beginning of period	80,973	49,501

Cash and cash equivalents at the end of period	$48,942	$26,504

Supplemental disclosure:
Cash paid for interest	$46	$45
Cash paid for taxes	$9,165	$10,130

The accompanying notes are an integral part of these consolidated financial statements.

HEALTHEXTRAS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by HealthExtras, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. Certain reclassifications were made to the prior year amounts to conform to current year presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008.

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

The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$32,867	$32,867	—	$—
Available for sale investments	13,550	—	—	13,550

Total assets measured at fair value	$46,417	$32,867	—	$13,550

Subsequent to the end of the first quarter, we have reclassified our investments related to auction rate securities (ARS) to the Level 3 category of the fair value hierarchy. Previously, such investments, which are classified as non-current, were included in the Level 2 category. We reclassified our ARS to the Level 3 category as there are unobservable inputs associated with these items. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates from 7 to 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for certain of these securities began to fail, which in some cases has resulted in higher interest rates being earned on some of these securities. We will not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not fully active, although there have been instances of redemptions at par by issuers and sales at successful auctions. As such, these investments currently lack short-term liquidity and therefore continue to be classified as non-current on our June 30, 2008 balance sheet.

Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. This belief is based on the consideration that these securities have redemption features which call for redemption at 100% of par value; the underlying securities carry AAA/Aaa credit ratings; and the ARS are either federally guaranteed or required to maintain an asset coverage amount of at least 200% in accordance with the Investment Company Act of 1940. We continue to monitor the market for auction rate securities and consider the impact, if any, on the fair market value of our investments.

Based on our cash and cash equivalent balance of $48.9 million, our available $50.0 million revolving credit facility, and our expected continued increases in operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to adversely affect our ability to conduct business or have a material impact on our liquidity, financial condition, results of operations or cash flows. Moreover, we believe we have the ability to hold the securities until liquidity returns to the market or other secondary markets develop.

The following table reflects the activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

Available for sale investments
Balance, January 1, 2008	$—
Transfers from Level 2	14,375
Redemptions and sales	(825)

Balance, June 30, 2008	$13,550

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). We have not elected to use fair value measurements on any assets or liabilities under SFAS 159.

4. BUSINESS COMBINATIONS

Acquisition of HospiScript

On May 16, 2008, the Company acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to HospiScript Services through common ownership (collectively, “HospiScript”). HospiScript is the largest independently-owned provider of pharmacy medication therapy management services to the hospice industry with a nationwide presence of clients in 46 states. This acquisition will provide HealthExtras with a market-leading position in the growing hospice sector.

Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.3 million in subsequent related transaction costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million subject to specified operating performance standards. Contingent consideration earned, if any, would be accounted for as additional goodwill. Goodwill related to this acquisition is expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of HospiScript operations are included in our consolidated financial statements since the date of acquisition. The allocation of the purchase price to the net assets acquired will be finalized upon management’s completion of its valuation. Consequently, the allocation of purchase price to intangible assets is subject to adjustment. Amounts are in thousands.

Description	At May 16, 2008
Current assets, including cash of $1,232	$13,986
Other assets	1,878
Intangible assets (primarily customer contracts)	15,567
Goodwill	83,655

Total assets acquired	115,086

Liabilities assumed	(12,398)

Net assets acquired	$102,688

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of HospiScript had been completed as of the beginning of the periods presented, after giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Revenue	$616,411	$424,044	$1,209,427	$832,583
Net income	12,502	9,274	25,214	19,145
Net income per share, basic	$0.29	$0.22	$0.60	$0.46
Net income per share, diluted	$0.29	$0.22	$0.58	$0.45
Weighted average per share, basic	42,402	41,433	42,310	41,194
Weighted average per share, diluted	43,537	43,027	43,461	42,838

5. GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2008 are as follows (in thousands):

2008
Balance as of January 1, 2008	$149,413
Goodwill acquired in acquisition	83,655
Additional transaction costs related to acquisition	328

Balance as of June 30, 2008	$233,396

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2007 and concluded that no impairment of goodwill existed.

The following table sets forth the components of intangible assets (in thousands):

	June 30, 2008	December 31, 2007	Amortization period
Customer contracts	$51,709	$36,296	11 – 20 years
Non-compete agreements	411	374	2 – 3 years
Other PBM contracts	5,721	7,591	5 months – 20 years

Total intangible assets	57,841	44,261
Accumulated amortization	(12,130)	(11,925)

	$45,711	$32,336

Customer contracts represent the estimated fair value of customer contracts held at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate. During the first quarter of 2008, we wrote-off approximately $2.0 million of fully amortized intangible assets. There was no income statement impact for this adjustment.

The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, is $4.9 million, $4.7 million, $4.2 million, $3.8 million and $3.8 million, respectively.

6. CREDIT FACILITY

In September 2006, we entered into a new $50.0 million revolving credit facility with our primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. There was no outstanding balance at June 30, 2008 or at December 31, 2007 on the credit facility. The credit facility is collateralized by all of our assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA.

7. STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the six months ended June 30, 2008 is as follows (in thousands, except for weighted average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	2,035	$7.34
Granted	—	—
Exercised	(300)	5.83
Forfeited or expired	(7)	10.30

Outstanding at June 30, 2008	1,728	7.60
Exercisable at June 30, 2008	1,728	$7.60

The aggregate intrinsic value of exercisable stock options at June 30, 2008 was approximately $39.0 million with a weighted average remaining life of 4.2 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was approximately $6.6 million.

Restricted Stock Awards

A summary of our restricted share activity for the six months ended June 30, 2008 is as follows (in thousands, except for fair market value):

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2007	463	$25.83
Granted	236	28.75
Vested	(85)	28.19
Forfeited or expired	—	—

Non-vested shares outstanding at June 30, 2008	614	$26.63

As of June 30, 2008, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $13.4 million with a weighted average period over which it is expected to be recognized of 2.9 years.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 3,200 and 25,500 shares were purchased at a cost of approximately $0.1 million and $0.7 million for the three and six months ended June 30, 2008.

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

8. INCOME TAXES

The effective income tax rates were 38.1% and 38.5% during the three months ended June 30, 2008 and 2007, respectively, and 37.9% and 39.0% during the six months ended June 30, 2008 and 2007, respectively. These rates represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rates in 2008 were lower than in the comparable periods in 2007 primarily due to a decrease in our overall state income tax rate as well as additional interest income earned on federally tax exempt investments.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income available to common stockholders	$12,013	$8,199	$23,617	$17,908

Calculation of shares:
Weighted average common shares outstanding, basic	42,402	41,433	42,310	41,194
Dilutive effect of stock options, restricted stock awards and warrants	1,135	1,594	1,151	1,644

Weighted average common shares outstanding, diluted	43,537	43,027	43,461	42,838

Net income per common share, basic	$0.28	$0.20	$0.56	$0.43
Net income per common share, diluted	$0.28	$0.19	$0.54	$0.42

During all periods presented, all options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10. COMMITMENTS AND CONTINGENCIES

In the ordinary course of our business, we are sometimes required to provide financial guarantees related to certain customer contracts. These financial guarantees may include performance bonds, standby letters of credit or other performance guarantees. These financial guarantees represent obligations to make payments to customers if we fail to fulfill an obligation under a contractual arrangement with that customer. We have had no history of significant claims, nor are we aware of circumstances that would require us to perform under these arrangements. We believe that the resolution of any claim that might arise in the future, either individually or in the aggregate, would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

12. SUBSEQUENT EVENT

On August 5, 2008 the Company acquired Immediate Pharmaceutical Services, Inc. (“IPS”) from Discount Drug Mart, Inc. IPS operates a fully-integrated prescription mail service fulfillment center located outside of Cleveland, Ohio. The IPS acquisition provides us with a platform for building our mail service capability and will provide our clients with a mail service option which offers a greater level of financial transparency and higher level of service. Under the terms of the acquisition agreement, we paid a purchase price of $40 million in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements, including without limitation, statements concerning HealthExtras, Inc.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on HealthExtras, Inc.’s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K, including the documents incorporated by reference, for the year ended December 31, 2007, particularly under Item 1A, “Risk Factors”, and in our other filings with the Securities and Exchange Commission. In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in HealthExtras, Inc.’s business or growth strategy or an inability to execute its strategy, including due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

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

For the three months ended June 30, 2008, our revenue increased by 46% to $614.3 million from $421.0 million for the same period in 2007. Total claims processed increased to 12.4 million for the three months ended June 30, 2008, from 9.6 million during the same period in 2007. For the six months ended June 30, 2008, our revenue increased by 45% to approximately $1.2 billion from $827.4 million for the same period in 2007. Total claims processed increased to 25.3 million for the six months ended June 30, 2008, from 19.3 million during the same period in 2007. Our increase in revenue in 2008 to date has been primarily due to our initiation of services with several new PBM clients. In particular, we commenced providing PBM services to the states of Maryland and Ohio effective July 1, 2007, and we began providing PBM services to Puerto Rico’s MCS Commercial business and MCS Medicare Part D business on December 1, 2007 and January 1, 2008, respectively. Together these contracts were responsible for over 2.2 million and 4.5 million claims during the three and six months ended June 30, 2008, respectively.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $174.0 million and $143.4 million for the three months ended June 30, 2008 and 2007, respectively. Revenue and direct expenses for the six months ended June 30, 2008 and 2007 would have increased by $364.6 million and $299.4 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Reported revenue	$614.3	$421.0	$1,202.9	$827.4
Member co-payments	174.0	143.4	364.6	299.4

Total	$788.3	$564.4	$1,567.5	$1,126.8

Reported direct expenses	$580.2	$394.5	$1,137.6	$773.3
Member co-payments	174.0	143.4	364.6	299.4

Total	$754.2	$537.9	$1,502.2	$1,002.7

RECENT DEVELOPMENTS

On August 5, 2008 the Company acquired Immediate Pharmaceutical Services, Inc. (“IPS”) from Discount Drug Mart, Inc. IPS operates a fully-integrated prescription mail service fulfillment center located outside of Cleveland, Ohio. The IPS acquisition provides us with a platform for building our mail service capability and will provide our clients with a mail service option which offers a greater level of financial transparency and higher level of service. Under the terms of the acquisition agreement, we paid a purchase price of $40 million in cash.

ACQUISITIONS

Acquisition of HospiScript

On May 16, 2008, the Company acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to Hospiscript through common ownership (collectively, “HospiScript”). HospiScript is the largest independently-owned provider of pharmacy medication therapy management services to the hospice industry with a nationwide presence of clients in 46 states. This acquisition will provide HealthExtras with a market-leading position in the growing hospice sector.

Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.3 million in subsequent related transaction costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million subject to specified operating performance standards. Contingent consideration earned, if any, would be accounted for as additional goodwill. Goodwill related to this acquisition is expected to be deductible for tax purposes.

The acquisition of HospiScript resulted in goodwill of $84.0 million and intangible assets of $15.6 million. The allocation of the purchase price to the net assets acquired will be finalized upon management’s completion of its valuation. Consequently, the allocation of purchase price to intangible assets is subject to adjustment.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue. Revenue from operations for the three months ended June 30, 2008 and 2007 were $614.3 million and $421.0 million, respectively. Revenue increased over the comparable period in 2007 by $193.3 million, with $184.5 million from increased prescription volume, which includes significant new clients since the prior year quarter; $3.2 million from an increase in unit prices; and $5.6 million from the proportionate amount of prescription costs paid by the plan sponsors. Total claims processed increased to approximately 12.4 million for the three months ended June 30, 2008 from approximately 9.6 million for the same period in 2007. Contributors to the increase in revenue and prescription volume were primarily due to our contracts with the State of Maryland and Ohio, which commenced on July 1, 2007, and Puerto Rico’s MCS Commercial business and MCS Medicare Part D business, which commenced on December 1, 2007 and January 1, 2008, respectively.

Direct Expenses. Direct expenses for the three months ended June 30, 2008 and 2007 were $580.2 million and $394.5 million, respectively. Direct expenses increased by $185.7 million over the comparable period in 2007 primarily related to the $193.3 million increase in overall revenue. Direct expenses for the three months ended June 30, 2008 and 2007 represented 97.3% and 96.4% of total operating expenses for the respective periods.

Gross margins, calculated as revenue less direct expense, are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors have materially changed in 2008 in a manner that would meaningfully affect current results. Gross margins increased to $34.1 million for the three months ended June 30, 2008 from $26.5 million for the comparable period in 2007.

Gross margin as a percentage of revenue was 5.6% and 6.3% for the three months ended June 30, 2008 and 2007, respectively. In 2008, composite gross margin percentages were reduced by the addition of several large contracts, including the states of Maryland and Ohio and the Puerto Rico based health plans, which are more competitively priced due to their size. These decreases were partially offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the three months ended June 30, 2008, selling, general and administrative expenses increased by approximately $1.3 million over the same period in the prior year to $15.9 million or 2.7% of operating expenses. This increase was primarily associated with our growth and the associated personnel and vendor costs to serve and implement new clients as well as approximately $1.2 million of incremental selling, general and administrative costs related to the HospiScript acquisition.

Selling, general and administrative expenses of $15.9 million for the three months ended June 30, 2008, consisted of $8.4 million in compensation and benefits, which includes $1.5 million in non-cash compensation, $1.2 million in professional fees and technology services, $2.0 million in facility costs, $0.8 million in travel expenses, $0.7 million in insurance and other corporate expenses, $0.8 million in other, which includes $0.3 million in recruitment and temporary help, and $2.0 million in depreciation and amortization.

Selling, general and administrative expenses of $14.6 million for the three months ended June 30, 2007, consisted of $7.9 million in compensation and benefits, which includes $1.6 million in non-cash compensation, $1.6 million in professional fees and technology service costs, $1.2 million in facility costs, $0.7 million in travel expenses, $0.6 million in insurance and other corporate expenses and $1.1 million in other expenses, which includes $0.5 million in recruitment and temporary help, and $1.5 million in depreciation and amortization.

Interest Income. Interest income decreased to $1.2 million for the three months ended June 30, 2008 from $1.5 million for the three months ended June 30, 2007. The decrease was primarily due to a decrease in average funds available for investment resulting from our business acquisition during the period.

Interest Expense. Interest expense for the three months ended June 30, 2008 remained relatively unchanged over the comparable period in 2007.

Income Tax Expense. The effective income tax rate of 38.1% during the three months ended June 30, 2008 and 38.5% during the comparable period in 2007 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2008 was lower than in the comparable period in 2007 primarily due to a decrease in our overall state income tax rate as well as additional interest income earned on federally tax exempt investments.

Net Income. Net income for three months ended June 30, 2008 increased by approximately $3.8 million over the same period in 2007 to $12.0 million. The increase in net income was primarily a result of increased gross margin dollars, reduced by an increase in selling, general and administrative expenses.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue. Revenue from operations for the six months ended June 30, 2008 and 2007 were $1.2 billion and $827.4 million, respectively. Revenue increased over the comparable period in 2007 by $375.6 million, with $368.1 million from increased prescription volume, which includes significant new clients since the prior year quarter; $0.2 million from an increase in unit prices; and $7.3 million from the proportionate amount of prescription costs paid by the plan sponsors. Total claims processed increased to approximately 25.3 million for the six months ended June 30, 2008 from approximately 19.3 million for the same period in 2007. Contributors to the increase in revenue and prescription volume were primarily due to our contracts with the State of Maryland and Ohio, which commenced on July 1, 2007, and Puerto Rico’s MCS Commercial business and MCS Medicare Part D business, which commenced on December 1, 2007 and January 1, 2008, respectively.

Direct Expenses. Direct expenses for the six months ended June 30, 2008 and 2007 were $1.1 billion and $773.3 million, respectively. Direct expenses increased by $364.3 million over the comparable period in 2007 primarily related to the $375.6 million increase in overall revenue. Direct expenses for the six months ended June 30, 2008 and 2007 represented 97.4% and 96.6% of total operating expenses for the respective periods.

Gross margins, calculated as revenue less direct expense, are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors have materially changed in 2008 in a manner that would meaningfully affect current results. Gross margins increased to $65.3 million for the six months ended June 30, 2008 from $54.1 million for the comparable period in 2007.

Gross margin as a percentage of revenue was 5.4% and 6.5% for the six months ended June 30, 2008 and 2007, respectively. In 2008, composite gross margin percentages were reduced by the addition of several large contracts, including the states of Maryland and Ohio and the Puerto Rico based health plans, which are more competitively priced due to their size. These decreases were partially offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the six months ended June 30, 2008, selling, general and administrative expenses increased by approximately $2.9 million over the same period in the prior year to $30.3 million or 2.6% of operating expenses. This increase was primarily associated with our growth and the associated personnel and vendor costs to serve and implement new clients as well as approximately $1.2 million of incremental selling, general and administrative costs related to the HospiScript acquisition.

Selling, general and administrative expenses of $30.3 million for the six months ended June 30, 2008, consisted of $15.8 million in compensation and benefits, which includes $2.7 million in non-cash compensation, $2.4 million in professional fees and technology services, $3.7 million in facility costs, $1.6 million in travel expenses, $1.3 million in insurance and other corporate expenses, $1.8 million in other, which includes $0.7 million in recruitment and temporary help, and $3.7 million in depreciation and amortization.

Selling, general and administrative expenses of $27.4 million for the six months ended June 30, 2007, consisted of $14.5 million in compensation and benefits, which includes $2.7 million in non-cash compensation, $2.9 million in professional fees and technology service costs, $2.5 million in facility costs, $1.4 million in travel expenses, $1.2 million in insurance and other corporate expenses and $1.9 million in other expenses, which includes $0.8 million in recruitment and temporary help, and $3.0 million in depreciation and amortization.

Interest Income. Interest income increased to $3.1 million for the six months ended June 30, 2008 from $2.8 million for the three months ended June 30, 2007. The increase was primarily due to an overall increase in average funds available for investment during the period as compared to the prior year period.

Interest Expense. Interest expense for the six months ended June 30, 2008 remained relatively unchanged over the comparable period in 2007.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest for the six months ended June 30, 2007 represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rate of 37.9% during the six months ended June 30, 2008 and 39.0% during the comparable period in 2007 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2008 was lower than in the comparable period in 2007 primarily due to a decrease in our overall state income tax rate as well as additional interest income earned on federally tax exempt investments.

Net Income. Net income for six months ended June 30, 2008 increased by approximately $5.7 million over the same period in 2007 to $23.6 million. The increase in net income was primarily a result of increased gross margin dollars and an increase in interest income, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2008. At June 30, 2008, we had available a $50.0 million revolving credit facility with no outstanding borrowings and our cash and cash equivalents were $48.9 million.

At June 30, 2008, we had $13.6 million in investments consisting of Auction Rate Securities (“ARS”). Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates from 7 to 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for certain of these securities began to fail, which in some cases has resulted in higher interest rates being earned on some of these securities. We will not be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not fully active, although there have been instances of redemptions at par to date by issuers and sales at successful auctionst. As such, these investments currently lack short-term liquidity and are therefore classified as non-current on our June 30, 2008 balance sheet.

Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe that the par value represents the fair value of these investments. This belief is based on the considerations that these securities have redemption features which call for redemption at 100% of par value; the underlying securities carry AAA/Aaa credit ratings; and the ARS are either federally guaranteed or required to maintain an asset coverage amount of at least 200% in accordance with the Investment Company Act of 1940. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. There can be no assurances, however, that market conditions will not deteriorate which could result in an impairment charge in the future.

Based on our cash and cash equivalent balance of $48.9 million, our available $50.0 million revolving credit facility, and our expected continued increases in operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to adversely affect our ability to conduct business or have a material impact on our liquidity, financial condition, results of operations or cash flows. Moreover, we believe we have the ability to hold the securities until liquidity returns to the market or other secondary markets develop.

Net Cash Provided by Operating Activities. Our operating activities generated $39.9 million of cash from operations in the six-month period ended June 30, 2008, a $34.5 million increase from the $5.4 million generated in the comparable prior year period. This $39.9 million in cash provided by operating activities in 2008 reflects $23.6 million in net income, plus $7.0 million in non-cash charges and $9.3 million net decrease in working capital and other assets and liabilities. This $9.3 million change in working capital, net of effects from acquisitions, was primarily due to a $2.5 million increase in accounts payable and accrued liabilities and a $2.7 million decrease in taxes receivable and a $7.1 million decrease in accounts receivable partially offset by a $3.0 million increase in other assets. The cash provided by operating activities in the six-month period ended June 30, 2007 of $5.4 million reflects net income of $17.9 million, plus $8.0 million in non-cash charges, offset by a $20.5 million net increase in working capital and other assets and liabilities. The $20.5 million net increase in working capital was primarily due to a $16.5 million increase in accounts receivable and a $4.1 million decrease in taxes payable.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2008 was $75.5 million compared to cash used of $38.6 million in the prior year period. The cash used in the current period reflects $101.8 million related to a business acquisition and $3.8 million in capital expenditures offset by the net maturities of $30.1 million in marketable securities. The $38.6 million use of cash for the six months ended June 30, 2007 consisted of $2.3 million for the net purchase of marketable securities and $2.1 million in capital expenditures. Also, the acquisition of our remaining 20% minority ownership interest resulted in a cash payment of $30.3 million, of which $1.3 million was attributable to the minority interest and approximately $29.0 million was recorded as additional purchase price. Also, additional contingent consideration of approximately $5.0 million related to prior business acquisitions was paid during the six months ended June 30, 2007. The prior year period also reflects $1.0 million of cash provided upon the repayment of a note receivable.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2008 was $3.6 million compared to $10.2 million in the prior year period. In the current period, we purchased $0.7 million of treasury stock, received proceeds of $1.8 million from the exercise of options and $0.2 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan. In addition, the company received an income tax payable benefit of $2.3 million from the exercise of stock options and restricted stock vesting. In the prior year period, we purchased $0.4 million of treasury stock, received proceeds of $5.0 million from the exercise of options and $0.2 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. In addition, we received $5.4 million in income tax benefit proceeds from the exercise of stock options and restricted stock vesting,

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 3, 2008. The following matters were submitted to a vote of the Stockholders:

1.	The following individuals were elected to the Board of Directors, for a term that expires in 2011, with the indicated votes:

Nominee	Total Votes For	Total Votes Withheld
David T. Blair	39,347,100	603,971
Daniel J. Houston	39,173,812	777,259
Kenneth A. Samet	39,381,027	570,044

Thomas L. Blair. William E. Brock, Edward S. Civera, Steven B. Epstein, Michael R. McDonnell, and Dale B. Wolf, continued their terms in office after the meeting.

2.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2008, by the following votes:

Total Votes For	38,843,734
Total Votes Against	1,097,773
Abstentions	9,564

ITEM 5. Other Information

For personal considerations, Darren Sivertsen will no longer hold the position of Executive Vice President. He will continue to advise the Company in his areas of expertise from his Las Vegas, NV location.

ITEM 6. Exhibits

Exhibit No.	Description

3(i)	Amended and Restated Certificate of Incorporation of HealthExtras, Inc. (1)

3(ii)	Bylaws of HealthExtras, Inc.(2)

10.1	Membership Interest Purchase Agreement dated April 7, 2008 by and among HealthExtras, Inc. and HospiScript Services, LLC; Concept Pharmaceuticals, LLC; and the selling members identified therein*

10.2

Amendment to Membership Interest Purchase Agreement dated May 16, 2008 by and among HealthExtras, Inc. and

HospiScript Services, LLC; Concept Pharmaceuticals, LLC; and the selling members identified therein*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1(b) to the Registrant’s Form S-1/A Pre-Effective Amendment No. 1 to Form S-1 Registration Statement (Registration No. 333-83761) filed on September 21, 1999.
(2)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 8-K filed on April 11, 2007.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEALTHEXTRAS, INC.

August 7, 2008	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

August 7, 2008	By:	/s/ Hai Tran
Hai Tran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)