Form 10-Q
period 2008-09-30
CATALYST HEALTH SOLUTIONS, INC.
filed 2008-11-06
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTER REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number: 0-31014

CATALYST HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2181356
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 King Farm Boulevard, Rockville, Maryland 20850

(Address of principal executive offices, zip code)

(301) 548-2900

(Registrant’s phone number, including area code)

HealthExtras, Inc.

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

As of October 31, 2008 there were 43,531,243 shares outstanding of the Registrant’s $0.01 par value common stock.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

Third Quarter 2008 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$52,602	$80,973
Short-term investments	—	43,600
Accounts receivable, net of allowances of $1,477 and $1,043 at September 30, 2008 and December 31, 2007, respectively	260,269	222,711
Income taxes receivable	2,414	2,960
Deferred income taxes	803	200
Inventory, net of allowances of $21 and $25 at September 30, 2008 and December 31, 2007, respectively	7,528	360
Other current assets	9,815	5,022

Total current assets	333,431	355,826
Property and equipment, net of accumulated depreciation of $12,990 and $9,538 at September 30, 2008 and December 31, 2007, respectively	19,569	12,979
Intangible assets, net	50,382	32,336
Goodwill	256,931	149,413
Investments	13,175	—
Other assets	800	876

Total assets	$674,288	$551,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$289,457	$229,715
Short-term debt	10,000	—
Accrued expenses and other current liabilities	8,863	8,715

Total current liabilities	308,320	238,430
Deferred rent expense	3,291	1,840
Deferred income taxes	13,160	10,880

Total liabilities	324,771	251,150

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 43,526 and 42,639 shares issued at September 30, 2008 and December 31, 2007, respectively	435	426
Additional paid-in capital	207,231	192,941
Treasury stock, at cost, 133 shares and 88 shares at September 30, 2008 and December 31, 2007, respectively	(3,642)	(2,366)
Retained earnings	145,493	109,279

Total stockholders’ equity	349,517	300,280

Total liabilities and stockholders’ equity	$674,288	$551,430

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Revenue (excludes member co-payments of $193,334, $164,792, $557,924 and $464,223 for the three and nine months ended September 30, 2008 and 2007, respectively)	$653,033	$498,393	$1,855,979	$1,325,769

Direct expenses	615,378	471,212	1,753,005	1,244,513
Selling, general and administrative expenses	18,168	12,874	48,457	40,265

Total operating expenses	633,546	484,086	1,801,462	1,284,778

Operating income	19,487	14,307	54,517	40,991
Interest income	863	1,826	3,935	4,614
Interest expense	(163)	(36)	(235)	(125)
Other income	1	—	2	1

Income before minority interest and income taxes	20,188	16,097	58,219	45,481
Minority interest	—	—	—	31

Income before income taxes	20,188	16,097	58,219	45,450
Income tax expense	7,591	6,346	22,005	17,791

Net income	$12,597	$9,751	$36,214	$27,659

Net income per share, basic	$0.30	$0.23	$0.85	$0.67
Net income per share, diluted	$0.29	$0.23	$0.83	$0.64
Weighted average shares of common stock outstanding, basic	42,633	41,724	42,420	41,372
Weighted average shares of common stock outstanding, diluted	43,716	43,122	43,535	42,926

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$36,214	$27,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,452	2,626
Amortization of intangibles and other assets	3,693	3,200
Allowances on accounts receivable	(15)	1,127
Deferred income taxes	(603)	147
Equity based compensation charges	4,097	3,997
Minority interest	—	31
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(16,564)	(42,917)
Income taxes receivable	546	(3,879)
Inventory	(441)	43
Other assets	(3,264)	342
Accounts payable, accrued expenses, and other liabilities	44,319	39,198

Net cash provided by operating activities	71,434	31,574

Cash flows from investing activities:
Purchases of property and equipment	(7,117)	(2,644)
Business acquisitions and related payments, net of cash acquired	(142,040)	(34,054)
Acquisition of remaining minority interest	—	(1,279)
Payment received on note receivable	—	1,000
Changes in restricted cash	—	1,000
Purchases of investments	(6,825)	(68,300)
Sales and maturities of investments	37,250	69,750

Net cash used in investing activities	(118,732)	(34,527)

Cash flows from financing activities:
Borrowings under revolving credit line	25,000	—
Repayments of revolving credit line	(15,000)	—
Proceeds from exercise of stock options	4,483	6,154
Excess tax benefits due to option exercises and restricted stock vesting	5,418	7,773
Proceeds from shares issued under employee stock purchase plan	302	340
Purchases of treasury stock	(1,276)	(889)

Net cash provided by financing activities	18,927	13,378

Net decrease in cash and cash equivalents	(28,371)	10,425
Cash and cash equivalents at the beginning of period	80,973	49,501

Cash and cash equivalents at the end of period	$52,602	$59,926

Supplemental disclosure:
Cash paid for interest	$132	$85
Cash paid for taxes	$16,651	$13,750

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. Certain reclassifications were made to the prior year amounts to conform to current year presentation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008.

Inventory consists of prescription drugs and medical supplies that are stated at the lower of cost or market determined by the first-in, first-out method.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangibles. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of FSP FAS 142-3 will have a material impact on our financial position, results of operations or cash flows.

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

On October 10, 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of FAS 157 in a market that is not active and provides factors to take into consideration when determining the fair value of an asset in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. This FSP did not have a material impact on our financial condition, results of operations or cash flows.

The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$40,829	$40,829	—	$—
Available for sale investments	13,175	—	—	13,175

Total assets measured at fair value	$54,004	$40,829	—	$13,175

In the second quarter of 2008, we reclassified our investments related to auction rate securities (ARS) to the Level 3 category of the fair value hierarchy due to the continued lack of a market resulting in unobservable inputs associated with these securities. Previously, such investments, which are classified as non-current, were included in the Level 2 category. Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates from 7 to 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for certain of these securities began to fail, which in some cases has resulted in higher interest rates being earned on some of these securities. We are unlikely to be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not fully active, although there have been instances of redemptions at par by issuers and sales at successful auctions. As such, these investments currently lack short-term liquidity and therefore continue to be classified as non-current on our September 30, 2008 balance sheet.

For each of our ARS, we evaluated the risks related to the structure, collateral and liquidity of the investments as well as the forecasted probability of issuer default, auction failure and a successful auction or redemption at par for each future auction period. Using a discount model, the weighted average cash flow for each auction period was discounted back to the present value for each security. Based on this methodology, we determined the fair values of our ARS investments approximate their par values. Although we have some uncertainty with regard to the short-term liquidity of these securities, we continue to believe the par value represents the fair value of these investments. This belief is further based on the consideration these securities have redemption features which call for redemption at 100% of par value; the underlying securities carry AAA/Aaa credit ratings; and the ARS are either federally guaranteed or required to maintain an asset coverage amount of at least 200% in accordance with the Investment Company Act of 1940. We continue to monitor the market for auction rate securities and consider the impact, if any, on the fair market value of our investments.

Based on our cash and cash equivalents balance of $52.6 million, our available $40.0 million revolving credit facility, and our positive operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to adversely affect our ability to conduct business or have a material impact on our liquidity, financial condition, results of operations or cash flows. Moreover, we believe we have the ability to hold the securities until liquidity returns to the market, other secondary markets develop, or the securities mature. There can be no assurances, however, that market conditions will not deteriorate which could result in an impairment charge in the future.

The following table reflects the activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

Available for sale investments
Balance, January 1, 2008	$—
Transfers from Level 2	14,375
Redemptions and sales during the period	(825)

Balance, June 30, 2008	13,550
Redemptions and sales during the period	(375)

Balance, September 30, 2008	$13,175

On January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). We have not elected to use fair value measurements on any assets or liabilities under SFAS 159.

4.	BUSINESS COMBINATIONS

Acquisition of Immediate Pharmaceutical Services, Inc.

On August 5, 2008, we acquired Immediate Pharmaceutical Services, Inc. (“IPS”) from Discount Drug Mart, Inc. IPS operates a fully-integrated prescription mail service fulfillment center located outside of Cleveland, Ohio. The IPS acquisition provides us with a platform for building our mail service capability and will provide our clients with an in-house mail service option. Total consideration for the acquisition of IPS consisted of cash payments of $40.0 million and $0.9 million in transaction costs. Goodwill related to this acquisition is expected to be non-deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of IPS operations are included in our consolidated financial statements since the date of acquisition. The allocation of the purchase price to the net assets acquired will be finalized upon management’s completion of its valuation. Consequently, the allocation of purchase price to intangible assets is subject to adjustment. Amounts are in thousands.

Description	At August 5, 2008
Current assets, including cash of $682	$17,376
Other assets	1,055
Intangible assets (primarily customer contracts with an estimated useful life of 12 years)	6,000
Goodwill	23,857

Total assets acquired	48,288
Liabilities assumed	(7,415)

Net assets acquired	$40,873

Unaudited pro forma financial information has not been included because of the immateriality of the IPS business combination.

Acquisition of HospiScript

On May 16, 2008, we acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to HospiScript Services through common ownership (collectively, “HospiScript”). HospiScript provides pharmacy medication therapy management services to the hospice industry.

Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.4 million in subsequent related transaction costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million subject to specified operating performance standards. Contingent consideration earned, if any, would be accounted for as additional goodwill. Goodwill related to this acquisition is expected to be deductible for tax purposes.

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

Description	At May 16, 2008
Current assets, including cash of $1,232	$13,870
Other assets	1,870
Intangible assets (primarily customer contracts with an estimated useful life of 12 years)	15,567
Goodwill	83,661

Total assets acquired	114,968
Liabilities assumed	(11,887)

Net assets acquired	$103,081

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

	For the three months ended September 30,	For the nine months ended September 30,
	2007	2008	2007
Revenue	$501,967	$1,862,460	$1,334,550
Net income	10,606	37,811	29,751
Net income per share, basic	$0.25	$0.89	$0.72
Net income per share, diluted	$0.25	$0.87	$0.69
Weighted average shares, basic	41,724	42,420	41,372
Weighted average shares, diluted	43,122	43,535	42,926

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

2008
Balance as of January 1, 2008	$149,413
Goodwill acquired in acquisitions	107,518

Balance as of September 30, 2008	$256,931

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2007 and concluded that no impairment of goodwill existed.

The following table sets forth the components of intangible assets (in thousands):

	September 30, 2008	December 31, 2007	Amortization period
Customer contracts	$57,709	$36,296	11–20 years
Non-compete agreements	411	374	2 – 3 years
Other PBM contracts	5,829	7,591	5 months –20 years

Total intangible assets	63,949	44,261
Accumulated amortization	(13,567)	(11,925)

	$50,382	$32,336

Customer contracts represent the estimated fair value of customer contracts held at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations. Other pharmacy benefit management (“PBM”) contracts allow us to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate. During the first quarter of 2008, we wrote-off approximately $2.0 million of fully amortized intangible assets. There was no income statement impact for this adjustment.

The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2008, 2009, 2010, 2011 and 2012, is $5.1 million, $5.2 million, $4.8 million, $4.3 million and $4.3 million, respectively.

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

As of September 30, 2008, our net borrowings under the credit facility were $10.0 million, consisting of a drawing under the credit facility during the three months ended September 30, 2008 of $25.0 million and repayments of $15.0 million. Interest expense related to the drawings on this credit facility was approximately $132 thousand for the three months ended September 30, 2008.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2008 is as follows (in thousands, except for weighted average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2007	2,035	$7.34
Granted	—	—
Exercised	(641)	7.00
Forfeited or expired	(7)	10.31

Outstanding at September 30, 2008	1,387	7.49

Exercisable at September 30, 2008	1,387	7.49

The aggregate intrinsic value of exercisable stock options at September 30, 2008 was approximately $25.8 million with a weighted average remaining life of 4.1 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was approximately $15.0 million.

Restricted Stock Awards

A summary of our restricted share activity for the nine months ended September 30, 2008 is as follows (in thousands, except for fair market value):

	Shares	Fair Market Value
Non-vested shares outstanding at December 31, 2007	463	$25.83
Granted	263	29.07
Vested	(130)	25.46
Forfeited or expired	(30)	30.67

Non-vested shares outstanding at September 30, 2008	566	27.16

As of September 30, 2008, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $11.9 million with a weighted average period over which it is expected to be recognized of 2.6 years.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 19,200 and 44,700 shares were purchased at a cost of approximately $0.6 million and $1.3 million for the three and nine months ended September 30, 2008.

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

The effective income tax rates were 37.6% and 39.4% during the three months ended September 30, 2008 and 2007, respectively, and 37.8% and 39.1% during the nine months ended September 30, 2008 and 2007, respectively. These rates represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rates in 2008 were lower than in the comparable periods in 2007 primarily due to a decrease in our overall mix of state income tax rates as well as additional interest income earned on federally tax exempt investments.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income available to common stockholders	$12,597	$9,751	$36,214	$27,659

Calculation of shares:
Weighted average common shares outstanding, basic	42,633	41,724	42,420	41,372
Dilutive effect of stock options, restricted stock awards and warrants	1,083	1,398	1,115	1,554

Weighted average common shares outstanding, diluted	43,716	43,122	43,535	42,926

Net income per common share, basic	$0.30	$0.23	$0.85	$0.67
Net income per common share, diluted	$0.29	$0.23	$0.83	$0.64

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

This Quarterly Report on Form 10-Q may contain certain forward-looking statements, including without limitation, statements concerning Catalyst Health Solutions, Inc.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on Catalyst Health Solutions, Inc.’s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K, including the documents incorporated by reference, for the year ended December 31, 2007, particularly under Item 1A, “Risk Factors”, and in our other filings with the Securities and Exchange Commission. In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in Catalyst Health Solutions, Inc.’s business or growth strategy or an inability to execute its strategy, including due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

Catalyst Health Solutions, Inc. (formerly HealthExtras, Inc.) is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name Catalyst Rx. Our clients include self-insured employers, including state and local governments, managed care organizations, third-party administrators, referred to as TPAs, unions, and individuals who contract with us to administer the prescription drug component of their overall health benefit programs

We provide our clients access to a contracted, non-exclusive national network of approximately 61,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference (except where we have entered into pass-through pricing arrangements with clients), including claims processing fees.

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

For the three months ended September 30, 2008, our revenue increased by 31% to $653.0 million from $498.4 million for the same period in 2007. Total claims processed increased to 13.0 million for the three months ended September 30, 2008, from 10.7 million during the same period in 2007. For the nine months ended September 30, 2008, our revenue increased by 40% to approximately $1,856.0 million from $1,325.8 million for the same period in 2007. Total claims processed increased to 38.3 million for the nine months ended September 30, 2008, from 30.0 million during the same period in 2007. Our increase in revenue in 2008 to date has been primarily due to our initiation of services with several new PBM clients as well as our recent business acquisitions. In particular, we commenced providing PBM services to the states of Maryland and Ohio effective July 1, 2007, and we began providing PBM services to Puerto Rico’s MCS Commercial business and MCS Medicare Part D business on December 1, 2007 and January 1, 2008, respectively. Together these contracts were responsible for over 2.1 million and 6.6 million claims during the three months and nine months ended September 30, 2008, respectively. Our recent business acquisitions have contributed over 1.1 million claims during the nine months ended September 30, 2008.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $193.3 million and $164.8 million for the three months ended September 30, 2008 and 2007, respectively. Revenue and direct expenses for the nine months ended September 30, 2008 and 2007 would have increased by $557.9 million and $464.2 million, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Reported revenue	$653.0	$498.4	$1,856.0	$1,325.8
Member co-payments	193.3	164.8	557.9	464.2

Total	$846.3	$663.2	$2,413.9	$1,790.0

Reported direct expenses	$615.4	$471.2	$1,753.0	$1,244.5
Member co-payments	193.3	164.8	557.9	464.2

Total	$808.7	$636.0	$2,310.9	$1,708.7

ACQUISITIONS

Acquisition of Immediate Pharmaceutical Services, Inc.

On August 5, 2008, we acquired Immediate Pharmaceutical Services, Inc. (“IPS”) from Discount Drug Mart, Inc. IPS operates a fully-integrated prescription mail service fulfillment center located outside of Cleveland, Ohio. The IPS acquisition provides us with a platform for building our mail service capability and will provide our clients with an in-house mail service option.

Total consideration for the acquisition of IPS consisted of cash payments of $40.0 million and $0.9 million in transaction costs. The acquisition of IPS resulted in goodwill of $23.9 million and intangible assets of $6.0 million. The allocation of the purchase price to the net assets acquired will be finalized upon management’s completion of its valuation. Consequently, the allocation of purchase price to intangible assets is subject to adjustment. Goodwill related to this acquisition is expected to be non-deductible for tax purposes.

Acquisition of HospiScript

On May 16, 2008, we acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to Hospiscript through common ownership (collectively, “HospiScript”). HospiScript provides pharmacy medication therapy management services to the hospice industry.

Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.4 million in subsequent related transaction costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million subject to specified operating performance standards. Contingent consideration earned, if any, would be accounted for as additional goodwill. Goodwill related to this acquisition is expected to be deductible for tax purposes.

The acquisition of HospiScript resulted in goodwill of $83.7 million and intangible assets of $15.6 million. The allocation of the purchase price to the net assets acquired will be finalized upon management’s completion of its valuation. Consequently, the allocation of purchase price to intangible assets is subject to adjustment.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Revenue. Revenue from operations for the three months ended September 30, 2008 and 2007 were $653.0 million and $498.4 million, respectively. Revenue increased over the comparable period in 2007 by $154.6 million. Total claims processed increased to approximately 13.0 million for the three months ended September 30, 2008 from approximately 10.7 million for the same period in 2007. Contributors to the increase in revenue and prescription volume were primarily due to our contracts with Puerto Rico’s MCS Commercial business and MCS Medicare Part D business, which commenced on December 1, 2007 and January 1, 2008, respectively, as well as our acquisition of IPS and HospiScript.

Direct Expenses. Direct expenses for the three months ended September 30, 2008 and 2007 were $615.4 million and $471.2 million, respectively. Direct expenses increased by $144.2 million over the comparable period in 2007 primarily related to the $154.6 million increase in overall revenue. Direct expenses for the three months ended September 30, 2008 and 2007 represented 97.1% and 97.3% of total operating expenses for the respective periods.

Gross margins, calculated as revenue less direct expense, are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors have materially changed in 2008 in a manner that would meaningfully affect current results. Gross margins increased to $37.7 million for the three months ended September 30, 2008 from $27.2 million for the comparable period in 2007.

Gross margin as a percentage of revenue was 5.8% and 5.5% for the three months ended September 30, 2008 and 2007, respectively. The improvement in the composite gross margin percentage in 2008 is reflective of increased levels of generic substitution and higher network discount rates.

Selling, General and Administrative. For the three months ended September 30, 2008, selling, general and administrative expenses increased by approximately $5.3 million over the same period in the prior year to $18.2 million or 2.9% of operating expenses. This increase was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs related to our acquisition of IPS and HospiScript.

Selling, general and administrative expenses of $18.2 million for the three months ended September 30, 2008, consisted of $9.3 million in compensation and benefits, which includes $1.3 million in non-cash compensation, $1.7 million in professional fees and technology services, $2.2 million in facility costs, $0.9 million in travel expenses, $0.9 million in insurance and other corporate expenses, $0.9 million in other, which includes $0.2 million in recruitment and temporary help, and $2.3 million in depreciation and amortization.

Selling, general and administrative expenses of $12.9 million for the three months ended September 30, 2007, consisted of $6.3 million in compensation and benefits, which includes $1.1 million in non-cash compensation, $1.3 million in professional fees and technology service costs, $1.5 million in facility costs, $0.7 million in travel expenses, $0.6 million in insurance and other corporate expenses and $0.9 million in other expenses, which includes $0.4 million in recruitment and temporary help, and $1.6 million in depreciation and amortization.

Interest Income. Interest income decreased to $0.9 million for the three months ended September 30, 2008 from $1.8 million for the three months ended September 30, 2007. The decrease was primarily due to a decrease in average funds available for investment resulting from our business acquisition during the period.

Interest Expense. Interest expense increased to $0.2 million for the three months ended September 30, 2008. The increase in interest expense was attributable to the net drawings on our line of credit during the three months ended September 30, 2008.

Income Tax Expense. The effective income tax rate of 37.6% during the three months ended September 30, 2008 and 39.4% during the comparable period in 2007 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2008 was lower than in the comparable period in 2007 primarily due to a decrease in our overall mix of state income tax rates as well as additional interest income earned on federally tax exempt investments.

Net Income. Net income for three months ended September 30, 2008 increased by approximately $2.8 million over the same period in 2007 to $12.6 million. The increase in net income was primarily a result of increased gross margin dollars, reduced by an increase in selling, general and administrative expenses.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Revenue. Revenue from operations for the nine months ended September 30, 2008 and 2007 were $1,856.0 million and $1,325.8 million, respectively. Revenue increased over the comparable period in 2007 by $530.2 million. Total claims processed increased to approximately 38.3 million for the nine months ended September 30, 2008 from approximately 30.0 million for the same period in 2007. Contributors to the increase in revenue and prescription volume were primarily due to our contracts with the State of Maryland and Ohio, which commenced on July 1, 2007, and Puerto Rico’s MCS Commercial business and MCS Medicare Part D business, which commenced on December 1, 2007 and January 1, 2008, respectively, as well as our acquisition of IPS and HospiScript.

Direct Expenses. Direct expenses for the nine months ended September 30, 2008 and 2007 were $1,753.0 million and $1,244.5 million, respectively. Direct expenses increased by $508.5 million over the comparable period in 2007 primarily related to the $530.2 million increase in overall revenue. Direct expenses for the nine months ended September 30, 2008 and 2007 represented 97.3% and 96.9% of total operating expenses for the respective periods.

Gross margins, calculated as revenue less direct expense, are generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors have materially changed in 2008 in a manner that would meaningfully affect current results. Gross margins increased to $103.0 million for the nine months ended September 30, 2008 from $81.3 million for the comparable period in 2007.

Gross margin as a percentage of revenue was 5.5% and 6.1% for the nine months ended September 30, 2008 and 2007, respectively. In 2008, composite gross margin percentages were reduced by the addition of several large contracts, including the states of Maryland and Ohio and the Puerto Rico based health plans, which are more competitively priced due to their size. These decreases were partially offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the nine months ended September 30, 2008, selling, general and administrative expenses increased by approximately $8.2 million over the same period in the prior year to $48.5 million or 2.7% of operating expenses. This increase was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs related to our acquisition of IPS and HospiScript.

Selling, general and administrative expenses of $48.5 million for the nine months ended September 30, 2008, consisted of $25.1 million in compensation and benefits, which includes $4.0 million in non-cash compensation, $4.1 million in professional fees and technology services, $5.9 million in facility costs, $2.5 million in travel expenses, $2.2 million in insurance and other corporate expenses, $2.7 million in other, which includes $0.9 million in recruitment and temporary help, and $6.0 million in depreciation and amortization.

Selling, general and administrative expenses of $40.3 million for the nine months ended September 30, 2007, consisted of $20.8 million in compensation and benefits, which includes $3.8 million in non-cash compensation, $4.2 million in professional fees and technology service costs, $4.0 million in facility costs, $2.1 million in travel expenses, $1.8 million in insurance and other corporate expenses and $0.2 in product endorsement and marketing, $2.6 million in other, which includes $1.2 million in recruitment and temporary help, and $4.6 million in depreciation and amortization.

Interest Income. Interest income decreased to $3.9 million for the nine months ended September 30, 2008 from $4.6 million for the nine months ended September 30, 2007. The decrease was primarily due to a decrease in average funds available for investment resulting from our business acquisition during the period.

Interest Expense. Interest expense increased to $0.2 million for the nine months ended September 30, 2008 from $0.1 million from the comparable period last year. The increase in interest expense was attributable to the net drawings on our line of credit during current period.

Minority Interest. Prior to February 6, 2007, EBRx was majority owned by us and 20% owned by investors affiliated with EBRx’s former parent. On February 6, 2007, we acquired the minority ownership interest. The minority interest for the nine months ended September 30, 2007 represents 20% of the earnings of EBRx during the period in which there was an outstanding minority interest.

Income Tax Expense. The effective income tax rate of 37.8% during the nine months ended September 30, 2008 and 39.1% during the comparable period in 2007 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2008 was lower than in the comparable period in 2007 primarily due to a decrease in our overall mix of state income tax rates as well as additional interest income earned on federally tax exempt investments.

Net Income. Net income for nine months ended September 30, 2008 increased by approximately $8.6 million over the same period in 2007 to $36.2 million. The increase in net income was primarily a result of increased gross margin dollars reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions; however, no assurances can be given that we will be able to raise funds in light of present credit market conditions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2008 and 2009. At September 30, 2008, we had available a $40.0 million revolving credit facility and our cash and cash equivalents were $52.6 million.

At September 30, 2008, we had $13.2 million in investments consisting of Auction Rate Securities (“ARS”). Our ARS are floating rate securities with longer-term maturities which are marketed by financial institutions with auction reset dates from 7 to 35 day intervals to provide short-term liquidity. Beginning in February 2008, auctions for certain of these securities began to fail, which in some cases has resulted in higher interest rates being earned on some of these securities. We are unlikely to be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not fully active, although there have been instances of redemptions at par to date by issuers and sales at successful auctions. As such, these investments currently lack short-term liquidity and are therefore classified as non-current on our September 30, 2008 balance sheet.

For each of our ARS, we evaluated the risks related to the structure, collateral and liquidity of the investments as well as the forecasted probability of issuer default, auction failure and a successful auction or redemption at par for each future auction period. Using a discount model, the weighted average cash flow for each auction period was discounted back to the present value for each security. Based on this methodology, we determined the fair values of our ARS investments approximate their par values. Although we have uncertainty with regard to the short-term liquidity of these securities, we continue to believe the par value represents the fair value of these investments. This belief is based on the considerations these securities have redemption features which call for redemption at 100% of par value; the underlying securities carry AAA/Aaa credit ratings; and the ARS are either federally guaranteed or required to maintain an asset coverage amount of at least 200% in accordance with the Investment Company Act of 1940. We continue to monitor the market for auction rate securities and consider its impact, if any, on the fair value of our investments. There can be no assurances, however, that market conditions will not deteriorate which could result in an impairment charge in the future.

Based on our cash and cash equivalents balance of $52.6 million, our available $40.0 million revolving credit facility, and our positive operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to adversely affect our ability to conduct business or have a material impact on our liquidity, financial condition, results of operations or cash flows. Moreover, we believe we have the ability to hold the securities until liquidity returns to the market, other secondary markets develop, or the securities mature.

Net Cash Provided by Operating Activities. Our operating activities generated $71.4 million of cash from operations in the nine-month period ended September 30, 2008, a $39.8 million increase from the $31.6 million generated in the comparable prior year period. This $71.4 million in cash provided by operating activities in 2008 reflects $36.2 million in net income, plus $10.6 million in non-cash charges and $24.6 million net decrease in working capital and other assets and liabilities. This $24.6 million change in working capital, net of effects from acquisitions, was primarily due to a $44.3 million increase in accounts payable and accrued liabilities and a $0.5 million decrease in taxes receivable partially offset by a $16.6 million decrease in accounts receivable, a $3.3 million decrease in other assets and a $0.4 million decrease in inventory. The cash provided by operating activities in the nine-month period ended September 30, 2007 of $31.6 million reflects net income of $27.7 million, plus $11.1 million in non-cash charges, offset by a $7.2 million net increase in working capital and other assets and liabilities. The $7.2 million net increase in working capital was primarily due to a $3.9 million decrease in taxes payable as well as a $42.9 million decrease in accounts receivable offset by a $39.2 million increase in accounts payable.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2008 was $118.7 million compared to cash used of $34.5 million in the prior year period. The cash used in the current period reflects $142.0 million related to two business acquisitions and $7.1 million in capital expenditures offset by the net sales and maturities of $30.4 million in investments. The $34.5 million use of cash for the nine months ended September 30, 2007 consisted of $1.5 million for the net sales and maturities of investments and $2.6 million in capital expenditures. Also, the acquisition of our remaining 20% minority ownership interest resulted in a cash payment of $30.3 million, of which $1.3 million was attributable to the minority interest and approximately $29.0 million was recorded as additional purchase price. Also, additional contingent consideration of approximately $5.1 million related to prior business acquisitions was paid during the nine months ended September 30, 2007. The prior year period also reflects $1.0 million of cash provided upon the repayment of a note receivable as well as $1.0 million resulting from the lifting of restrictions on certain cash deposits.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2008 was $18.9 million compared to $13.4 million in the prior year period. In the current period, we purchased $1.3 million of treasury stock, received proceeds of $4.5 million from the exercise of options and $0.3 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan. In addition, the company received an income tax payable benefit of

$5.4 million from the exercise of stock options and restricted stock vesting and obtained a net $10.0 million in proceeds from drawings on our line of credit. In the prior year period, we purchased $0.9 million of treasury stock, received proceeds of $6.2 million from the exercise of options and $0.3 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. In addition, we received $7.8 million in income tax benefit proceeds from the exercise of stock options and restricted stock vesting.

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

We have minimal market risk inherent in our financial position. Our market risk primarily represents the potential loss arising from adverse changes in market interest rates. Our results from operations could be impacted by decreases in interest rates on our cash and cash equivalents, including our investments in Auction Rate Securities. Additionally, we are exposed to market risk from changes in interest rates related to debt outstanding under our credit facility. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all of our transactions in U.S. dollars and therefore do not have any foreign currency exchange risk. We do not have any derivative financial instruments and do not hold any derivative financial instruments for trading purposes.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Registrant filed a Form 8-K on September 16, 2008 to announce that the Company is changing its name to Catalyst Health Solutions, Inc. effective October 1, 2008. As a result of the name change, effective October 1, 2008 the Company’s common stock began trading under a new ticker symbol, CHSI, on the NASDAQ Capital Market.

ITEM 6.	Exhibits

Exhibit No.	Description
3(i)(a)	Certificate of Ownership and Merger Merging Catalyst Health Solutions, Inc. with and into HealthExtras, Inc., effective October 1, 2008*

3(i)(b)	Amended and Restated Certificate of Incorporation of Catalyst Health Solutions, Inc., effective October 1, 2008*

3(ii)	Amended and Restated Bylaws of Catalyst Health Solutions, Inc., effective October 1, 2008*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

November 6, 2008	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

November 6, 2008	By:	/s/ Hai Tran
Hai Tran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)