Form 10-K
period 2008-12-31
CATALYST HEALTH SOLUTIONS, INC.
filed 2009-02-27
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

CATALYST HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	0-31014	52-2181356
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

800 King Farm Boulevard, Rockville, Maryland 20850

(Address of principal executive offices, zip code)

Registrant’s phone number, including area code: (301) 548-2900

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2008 was $1,031,871,473 based on the closing price of $30.14 as reported on the NASDAQ Global Select Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of February 19, 2009, there were 43,700,715 shares outstanding of the Registrant’s $0.01 par value common stock.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of stockholders to be held in June 2, 2009, a definitive copy of which will be filed within 120 days of December 31, 2008, is incorporated by reference in Part III of this Report on Form 10-K.

Catalyst Health Solutions, Inc.

Form 10-K

December 31, 2008

Special Note Regarding Forward Looking Statements

This Form 10-K, including the documents incorporated by reference, contains certain forward-looking statements, including without limitation, statements concerning Catalyst Health Solutions, Inc.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate” and other similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based largely on Catalyst Health Solutions, Inc.’s current expectations and are subject to a number of risks and uncertainties, including, without limitation, those identified under “Risk Factors” and elsewhere in this Form 10-K, including the documents incorporated by reference. Actual results could differ materially from results referred to in the forward-looking statements. In addition, important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in Catalyst Health Solutions, Inc.’s business or growth strategy or an inability to execute its strategy, including due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will in fact occur. Catalyst Health Solutions, Inc. undertakes no obligation to publicly revise these forward-looking statements to reflect any future events or circumstances.

PART I

THE COMPANY

ITEM 1.	BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2008. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to Catalyst Health Solutions, Inc.

Overview

Catalyst Health Solutions, Inc. (formerly HealthExtras, Inc.) is a full-service pharmacy benefit management (“PBM”) company. The change of our corporate name was completed on October 1, 2008 and served to better align our corporate brand with that of our most visible operation, Catalyst Rx. Our name change capitalizes on Catalyst Rx’s brand equity and creates consistency for our shareholders and clients. Our clients include self-insured employers, including state and local governments; managed care organizations (“MCOs”); unions; third-party administrators (“TPAs”); hospices; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs.

We provide our clients access to a contracted, non-exclusive national network of approximately 61,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs and member education. We utilize an electronic point-of-sale system for eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees, for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates and retain the difference (except where we have entered into pass-through pricing arrangements with clients) including applicable claims processing fees. Total claims processed increased to 52.0 million in 2008 from 41.5 million in 2007. Our revenue increased by approximately 37% to $2.5 billion in 2008 from $1.9 billion in 2007.

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

Our Internet Web site is www.CatalystHealthSolutions.com. We make available free of charge on or through the Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This reference to our Web site is for the convenience of shareholders as required by the SEC and shall not be deemed to incorporate any information on the Web site into this Form 10-K or our other filings with the SEC.

Our Web site is also a key source of important information about us. We routinely post to the Investor Information section of our Web site important information about our business, our operating results and our financial condition and prospects, including, for example, information about important acquisitions and dispositions, our earnings releases and certain supplemental financial information related or complementary thereto. We also have a Corporate Governance page in the Investor Information section of our Web site that includes, among other things, copies of our Code of Ethics & Conduct and the charters for each standing committee of our Board of Directors, which currently are: the Audit Committee, the Compensation Committee, and the Ethics, Governance and Nominating Committee. Copies of our Bylaws and these charters and policies are also available in print to shareholders upon request.

The Industry

The PBM industry has developed and grown in response to the increased utilization of pharmaceuticals, increased unit costs and broader application of prescription drugs to various conditions. These factors have combined to create a significant and recurring escalation in the cost of drug coverage offered by self-insured employers, including state and local governments, MCOs, unions, TPAs and hospices. In order to understand, manage and mitigate these trends, many of these payor organizations have contracted for the specialized services offered by PBMs. According to the journal Health Affairs, overall pharmacy expenditures in the United States are expected to be approximately $266.0 billion in 2009, a 7.7% increase over 2008. While pharmacy expenditure increases have moderated since a peak period from the late 1990’s through 2005, average annual increases of 8.2% are expected through 2017. Price growth is expected to contribute to more than half of the total of those expected spending increases, with the remainder resulting primarily from volume and utilization.

Factors contributing to the increase in pharmacy spending include:

•	Greater reliance on drug therapy by the physician community;

•	Increased “preventative prescribing” including the management of high cholesterol levels and digestive disorders;

•	Efforts by drug manufacturers to increase market share and extend single-source brand use;

•	The introduction of improvements over existing therapies, which normally carry higher unit prices than existing formulations;

•	Increased patient demand and education as a result of direct-to-consumer advertising and other pharmaceutical marketing or promotional efforts;

•	An aging workforce;

•	Increased obesity among all age groups;

•	Improved techniques and technology to detect and diagnose diseases; and

•	Increased utilization and rising costs of specialty drugs, which are high-cost drugs used to treat complex, serious and/or life-threatening conditions such as cancer and HIV/AIDS.

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

Over the past several years, plan designs have increasingly focused on the use of three-tier or four-tier co-payment structures. Co-payments represent that portion of the cost of a prescription paid for by the member at the time the drug is dispensed. The purpose of these tiered designs and the use of drug-specific formulary lists is to create financial incentives for members to utilize generic drugs where available and to select the most cost-effective brand drugs indicated for a specific diagnosis or condition. In general, these plans incorporate the lowest member co-payments for generic drugs, with increases in co-payments for preferred brand drugs and co-payments reaching their highest level for non-preferred brands. Typically, under a three-tier payment structure, these categories might require member co-payments of $10, $25 and $40 respectively. The use of these tiered plans has increased significantly over the past decade and now applies to more than 75% of employer-sponsored members. In recent years, both the levels of member co-payment and the differential between tiers have continued to increase.

Competition

We believe the primary competitive factors in our business are price, quality of service and scope of available services. Market share for PBM services in the United States is highly concentrated, with a few firms controlling more than 70% of prescription volume. These larger national and regional PBMs, such as Medco Health Solutions, Inc., Express Scripts, Inc. and CVS Caremark, Inc., have significantly greater financial, marketing and technological resources at their disposal to expand client base and grow their business. Large health insurers and certain MCOs, drug retailers and physician practice management companies also have their own PBM capabilities.

Scale is a particularly important factor in negotiating prices with pharmacies and drug manufacturers. Though we have other advantages to offset our comparatively smaller scale, we could face more pricing competition in the future.

Some of our services, such as disease management services, informed decision counseling services and medical information management services, also compete with those being offered by pharmaceutical manufacturers, specialized disease management companies and information service providers.

We have demonstrated our ability to serve a broad range of clients from large managed care organizations, employer groups and state governments to unions with fewer than a thousand members. We believe the following are our principal strengths and are critical to our ongoing competitiveness:

Flexible and Customized Services – We believe it is important to provide our clients with customized solutions and recommendations made with their best interests in mind. Accordingly, the formulary and plan designs we suggest to clients are highly flexible and not influenced by manufacturer relationships.

Local Market Presence – Our local market presence in California, Florida, Georgia, Hawaii, Iowa, Louisiana, Maryland, Michigan, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Pennsylvania, Puerto Rico, Texas and the Carolinas allows us to offer attractive benefit pricing based on local pharmacy network rates and formulary design. Through these local offices we provide strategic account management and clinical services, including targeted physician education programs.

Information-Based Cost Containment Methods – Through the use of our customized information technology systems we provide our clients and members with access to information on a rapid basis, which allows us to work with our clients and members more collaboratively to manage the costs of their prescription drugs. For example, our Web-based systems allow our clients to choose which metrics are most important to them for the purposes of evaluating their pharmacy benefit management program. We then provide customized reporting solutions for these key performance indicators. In addition, members can access our Web-based programs to evaluate their costs for selected drugs and pharmacies, comparable drug and pharmacy alternatives including low cost retail programs, and the savings opportunities represented by each. We believe these services allow us to further differentiate ourselves from our competitors.

Our Business Strategy

We seek to continue to increase our client base, revenue and profits. We intend to accomplish this by capitalizing on our competitive strengths and helping to address the challenges confronting payors.

Increasing our PBM Client Base by Targeting Certain Market Segments.

We have identified certain segments of the market that provide us with the greatest opportunity for growth. We intend to focus our sales and marketing efforts to target these segments in order to gain new clients and increase our membership base and revenues. Our analysis of our market opportunity by segment is as follows:

•

Large Employer Groups (Self-Insured): Employers in this segment are large enough to need a full-service PBM solution to manage their increasing prescription benefits costs. By utilizing our information-based cost containment strategies, we offer these clients favorable results compared to larger PBMs, and a greater level of client and customer service.

•

State and Local Governments: State and local governments are also employers who provide health benefits to their employees and retirees. Some state governments have a workforce and retiree population of comparable size to that of a Fortune 1000 employer. These clients seek the same customer service, attention to detail and bottom line results as private sector employers. Because the vast majority of members in this market segment are geographically concentrated, we can analyze the prescribing and utilization trends associated with a state and local government entity and take measures designed to educate prescribing physicians and improve formulary compliance in a particular region. These physician interactions draw on peer-reviewed clinical studies, generic drug utilization patterns and the insights offered by the physicians themselves with the goal to deliver better care at lower costs.

•

MCOs: There are hundreds of MCOs that each provide coverage to fewer than 200,000 lives. We believe that MCOs of this size are increasingly dissatisfied with the level of service and results they receive from larger PBMs, as those companies devote most of their attention to MCOs that have more than one million members. We have demonstrated that we can provide these MCOs with a complete, full-service PBM that includes all of the features that larger PBMs offer, with superior customer service, market-specific retail networks and customized benefit plans.

•

Unions: Union members make up over 10% of the workforce and work in all types of jobs and industries, according to the AFL-CIO. They include teachers, coal miners, construction workers, nurses, firefighters, musicians, engineers, electricians and more. Through collective bargaining, unions are able to negotiate for healthcare benefits that deliver a high quality of care with minimal member cost share. Unions are challenged with maintaining the same benefit standards while budgets and the union workforce face decreases due to the economy. We provide solutions that are aligned with the unions’ missions and values by delivering proven programs that reduce drug trend without shifting costs to beneficiaries.

•

Third-Party Administrators (TPAs): There are hundreds of TPAs in the U.S. that focus primarily on administering the health benefits of their clients. TPAs provide services to millions of employees, dependents and retirees. As the TPA market continues to consolidate; and TPA clients increasingly seek out complete health benefits solutions from their TPAs, we believe an increasing number of TPAs will be seeking a PBM to administer the prescription benefits of their clients.

•

Hospices: The number of patients served through the hospice industry has grown dramatically for the past 10 years. According to the National Hospice and Palliative Care Organization, an estimated 1.3 million patients received services from hospice in 2006. We believe there are opportunities in this growth industry to help reduce the costs of care through improved operational efficiencies and economies of scale with Catalyst Rx.

Leveraging Local Market Dynamics to Build Customized Networks and Manage Drug Spending.

Although clients contract with us to provide PBM services nationwide, capitalizing on local and regional market dynamics is an effective way to manage drug spending and differentiate our PBM services from those offered by our competitors.

•

Customized Pharmacy Networks: To obtain greater pharmacy discounts for our clients, we work with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality, based on the concentration of client members in that area and the resulting store traffic those members represent to a drug, grocery, or retail drug store’s non-pharmacy business. We have established customized pharmacy networks in the Carolinas, Florida, Georgia, Iowa, Louisiana, Mississippi, Nevada, New Mexico, Ohio, Oklahoma, Pennsylvania, Puerto Rico and Texas and we are also expanding our networks in other parts of the country to support our growing client base.

•

Data Analysis and Reporting to Improve Cost Management and Quality of Care: We perform client-specific data analysis to monitor trends and develop insights and recommendations that result in improved care while reducing costs. Many PBMs offer a variety of data analysis techniques from both a clinical and financial perspective. We differentiate ourselves by using the information we derive from our systems to obtain regionally favorable prescription pricing, to actively influence the drivers of prescription drug utilization and to monitor clinical formulary and disease management trends.

•

Extensive Use of Internet Tools to Enhance Account Management Effectiveness: We provide our clients Web-enabled decision support tools for prescription benefit plan management, clinical evaluations, disease management and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze detail for a particular drug, physician, member, or pharmacy. This functionality enables our clients to measure successes relative to formulary and disease management initiatives and assists in the identification of specific patient populations that may benefit from specialty or other pharmacy programs.

Offering Our Clients a Variety of Specialized Services Focused On Improving Health Outcomes.

Comprehensive Spectrum of Clinical and Other Services – Our clinical service teams work closely with clients to design and administer pharmacy benefit plans that use formularies, plan design, and other techniques to promote clinically appropriate and cost-effective drug usage. Our programs focus on helping payors control the high costs associated with prescription medications while providing their members with an exceptional level of personalized care that can lead to increased compliance to vital drug regimens, and improved member satisfaction. We are often able to influence physician prescribing patterns by comparing their individual prescribing trends to that of other physician peer groups, and encouraging change where practices differ from peer group norms and medical best practices. Because we operate with significant geographic focus, the consultations between our clinical pharmacists and local physicians tend to have higher levels of effectiveness compared with less concentrated initiatives. Similarly, our programs with retail pharmacies support therapeutic interchange programs that encourage the evaluation of cost-effective drug alternatives where appropriate. We also offer consulting services to assist clients in designing their benefit plan offering and in developing education and communication programs to support care and cost-effective prescription drug behavior. A more detailed description of selected clinical and other services we perform include:

•

Benefit Plan Design and Consultation: Our pharmacy professionals work in conjunction with our clients to design benefit plans that meet the specific needs of our clients and their members. We seek to help maximize the quality of care members receive while controlling the cost of providing prescription pharmaceutical coverage by, among other efforts, creating financial incentives and reimbursement limitations on the drugs covered by our plan, offering generic utilization incentives and establishing reimbursement parameters on the amount of a drug that can be obtained in a specific period.

•

Formulary Administration: We seek to maximize the clinical appropriateness of all drugs covered by our plans. To do so, we actively seek to promote the use of drugs that our clients identify as the preferred prescription alternative for certain clinical conditions, thereby reducing unnecessary overuse of new drugs or reformulations of old drugs in inappropriate circumstances.

•

Formulary Compliance and Therapeutic Intervention Programs: We seek to encourage compliance with the formularies established in coordination with our clients by instituting guidelines that create financial incentives both for our clients’ members and our pharmacy networks to comply with the formulary. At the same time, we also encourage the appropriate use of prescription drugs through prescriber and member education programs. Finally, we seek to encourage the use of generic formulations of branded pharmaceuticals, thereby lowering the cost of prescription pharmaceuticals without compromising efficacy.

•

Advanced Decision Support and Data Analysis Services: We are able to help manage the cost expansion in prescription drug coverage through intensive analysis and review of utilization data of our clients’ members. By recognizing inappropriate use or dispensing of specific prescription drugs for certain member groups or at certain network pharmacies, we are able to help manage rapid inflation in prescription expenses.

•

Flexible Customized Reporting via Secure Internet Connection: We provide our clients’ members the ability to compare options available to them for certain prescription drugs through our comprehensive Web site. For example, on our Web site, members can compare the various options available to them for allergy medication, such as branded prescription pharmaceuticals, a generic alternative, or an over-the-counter formulation.

Disease Management Services – We assist clients in managing the cost and treatment of specific chronic diseases in order to improve medical outcomes and lower the overall cost of healthcare. These disease management programs monitor the contracted population and intervene when individuals demonstrate symptoms of a specific disease or high-risk indication.

Our disease management programs are the responsibility of a dedicated team of clinicians and have been developed around three key approaches:

•	Data Analysis and Integration: We evaluate and identify medical, laboratory, pharmacy and other relevant data within an identified population.

•	Case Identification: We identify patients who have a specific disease and evaluate the appropriateness of targeted interventions.

•

Clinical and Program Interventions: We communicate with identified patients and offer enhanced education about their condition and effective management tools. We also integrate our recommendations into our physician education initiatives, including treatment guidelines, patient profiles and patient management tools. Case management intervention programs are coordinated with other caregivers to monitor outcomes and improve overall care.

Generic Advantage Plan – The Catalyst Rx Generic Advantage Plan is designed to inform members how to obtain competitively priced generic medications by comparing pricing through various fulfillment channels. Members are shown plan-based pricing for a variety of fulfillment methods, including generics at retail pharmacies, mail order and retail generic programs (commonly referred to as “$4 generic programs” or “low-cost retail programs,” such as those programs offered at Walmart, Target and other retail pharmacies). The Generic Advantage Plan’s pricing comparisons differentiate us from our PBM competitors who sometimes channel volume to mail order or certain retail outlets when more affordable options are available.

Mail Service Pharmacy – Whether through a preferred mail service pharmacy provider or through Immediate Pharmaceutical Services, Inc. (“IPS”), our newly acquired mail service pharmacy, our mail service pharmacy program delivers quality, service and savings. Mail service is a significant extension of any pharmacy benefit plan as it provides economies of scale, minimizes prescription dispensing costs and provides the convenience of excellent service and home delivery. Through IPS, our clients are also able to access acquisition-based mail service prices, providing competitive prices on generic drugs in the market.

Specialty Pharmacy Services – We offer a convenient specialty pharmacy solution for our clients and members. Our program offers specialty pharmacy products at discounts over standard retail pharmacy, includes complex therapies and provides dedicated therapeutic management programs for individuals challenged by chronic and costly health conditions.

Hospice Care PBM Services – Through our recent acquisition of HospiScript Services, LLC, one of the nation’s largest providers of hospice PBM services, we are able to provide specialized services for facilities focusing on end-of-life care. We deliver reduced pharmaceutical and administrative expenses; custom dispensing parameters; access to hospice-trained pharmacist consultation; online reporting for pharmaceutical expenses and utilization patterns; and powerful educational resources for nurses, pharmacists and hospice administrators.

Pursuing Selective Acquisitions.

Consolidation has been, and may continue to be, an important factor in all aspects of the pharmaceutical industry, including the PBM business. We will continue to evaluate additional acquisition opportunities to enhance our business strategy.

We strive to timely integrate our strategic acquisitions. Our acquisitions have provided us with a more diverse and complete set of products and services to sell to a larger customer base and have expanded our geographic presence. The acquisitions have also allowed us to better capture efficiencies in corporate overhead and information technology investments. In each of the acquisitions, we achieved our objectives by integrating operations, realizing operating efficiencies, improving profitability and growing the revenue base of the acquired businesses. We will continue to look for acquisition opportunities that complement our existing operations and have characteristics similar to those of the companies previously acquired. These characteristics include geographic membership concentrations, opportunities to improve profitability and a base from which to generate revenue growth. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions” for additional information.

Customers.

In 2008, our largest customers, Wellmark Blue Cross Blue Shield of Iowa and the State of Maryland, accounted for 18% and 12% of our consolidated revenue, respectively. Our ten largest customers, including

Wellmark Blue Cross Blue Shield of Iowa and the State of Maryland, accounted for 64% of our 2008 consolidated revenue. In 2007, Wellmark Blue Cross Blue Shield of Iowa accounted for 20% of our consolidated revenue and no other customer accounted for over 10% of our 2007 consolidated revenue. Our ten largest customers, including Wellmark Blue Cross Blue Shield of Iowa, accounted for 58% of our 2007 consolidated revenue.

Government Regulation - Overview

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

Federal Laws and Regulations Affecting Our Business

The following descriptions identify various federal laws and regulations that affect or may affect aspects of our business:

Medicare Prescription Drug, Improvement, and Modernization Act of 2003.

The Medicare voluntary outpatient prescription drug benefit, “Part D,” was established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or “MMA.” The MMA also created guidelines for Medicare HMOs, termed Medicare Advantage Plans, which offer both an outpatient prescription drug benefit and health care coverage.

Medicare beneficiaries who elect Part D coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing are provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of essentially the same pharmaceuticals that are approved for the Medicaid program, although selection may be restricted through a formulary. The outpatient prescription drug benefit is offered on an insured basis by prescription drug plans, “PDPs,” in 34 regions across the United States and by Medicare Advantage Plans, along with health care coverage, in 26 regions across the United States.

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

CMS requires PDPs and Medicare Advantage Plans to report 100% of all price concessions received for PBM services. The applicable CMS guidance suggests that best practices would require PDPs and Medicare Advantage Plans to contractually require the right to audit their PBMs as well as require 100% transparency as to manufacturer rebates paid for drugs provided under the sponsor’s plan, including the portion of such rebates retained by the PBM as part of the price concession for the PBM’s services. Additionally, on December 5, 2007, CMS issued a final regulation requiring Part D Plan sponsors to ensure through their contractual arrangements with first tier, downstream and related entities (which would include PBMs) that CMS has access to such entities’ books and records pertaining to services performed in connection with Part D. The December 5, 2007 final regulation also suggests that Part D Plan sponsors should contractually require their first tier, downstream and related entities to comply with certain elements of the sponsor’s compliance program. The applicable provisions of the CMS final regulation took effect on January 1, 2009. We do not anticipate that such disclosure and auditing requirements, to the extent required by Medicare plan partners, will have a materially adverse effect on our business, results of operations, financial condition, or cash flows.

On January 6, 2009, CMS issued a final regulation requiring Part D plan sponsors to calculate beneficiary cost sharing based upon the price ultimately received by the pharmacy or other dispensing provider, rather than upon the price paid by the plan, beginning in 2010. Such calculation could potentially result in lower pharmacy claims reimbursement by Part D plan sponsors to PBMs. In addition, the rule requires that any profit realized or loss incurred by a PBM through price negotiations with pharmacies or manufacturers be included as administrative costs to the plan rather than being factored into drug costs for reimbursement purposes. We do not expect that such changes will materially adversely affect our business, results of operations, financial conditions or cash flows.

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

There have been a series of substantial civil and criminal investigations and settlements, at the state and federal level, by pharmacy benefit managers over the last several years in connection with alleged kickback schemes. Such cases have included, among other things, allegations that PBMs inflated service fees charged to pharmaceutical manufacturers and that PBMs made payments to customers allegedly intended to induce business. We are not a party in any such cases, and we believe that we are in substantial compliance with the legal requirements imposed by such anti-remuneration laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Numerous lawsuits have been filed against various PBMs by private litigants, whether by a Plan participant on behalf of an ERISA plan or by the ERISA Plan sponsor, alleging that the PBMs are ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers. For example, in 2004, Medco settled a lawsuit that alleged that Medco was a functional fiduciary under ERISA and violated its fiduciary obligations by, among other things, failing to make adequate disclosures regarding certain rebates from pharmaceutical manufacturers and steering clients toward more expensive pharmaceuticals with higher rebates benefiting Medco and its then-parent company, Merck & Co., Inc. Pursuant to the settlement, Medco agreed to pay $42.5 million into a settlement fund to be distributed to plan participants. In addition, Medco agreed to implement and continue certain business practices aimed at increasing transparency around formulary decisions and therapeutic interchanges. Medco did not admit, and the settlement did not require Medco to admit, any wrongdoing under ERISA or otherwise.

Several recent cases further addressed the issue of whether a PBM is a fiduciary under ERISA. In an action brought against Caremark, Inc., a plan alleged that Caremark violated its fiduciary duty under ERISA by hiding pricing spreads that yielded significant revenue for the PBM but was not passed on to the plan. In November 2007, the United States District Court for the Middle District of Tennessee found that Caremark was not a fiduciary under ERISA because Caremark did not have discretion to unilaterally set prices for prescriptions and because the agreement between Caremark and the plan did not prohibit Caremark from negotiating with retail pharmacies for favorable pricing. Similarly, in another action against Caremark, a multiemployer health fund alleged that Caremark breached its ERISA fiduciary duties by charging the fund higher prices for drugs than Caremark itself paid, as well as for failing to pass on to the fund all price concessions that Caremark received from retailers and manufacturers. In January 2007, the Seventh Circuit found that Caremark was not a fiduciary because the fund possessed the sole authority to control and administer prescription drug benefits and because Caremark’s contracts with the fund provided that Caremark was not a fiduciary. In a case brought by a labor organization against its health plan’s PBM, Express Scripts, the United States District Court for the Eastern District of Missouri held in July 2008 that Express Scripts was a fiduciary in connection with the payment of certain monies under a discontinued therapeutic substitution program, but that Express Scripts was not a fiduciary with respect to MAC (generic drug) pricing, selecting the source for AWP (Average Wholesale Price) pricing, establishing formularies and negotiating rebates, or interest earned on rebates before the payment of the contracted client share.

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

On December 13, 2007, the U.S. Department of Labor published proposed rules under ERISA that, if made final, would redefine what constitutes a “reasonable contract or arrangement” exempt from the prohibited transaction provisions of ERISA. Essentially, the proposed rules require a written agreement between certain service providers (such as a PBM) and an employee benefit plan that would require the disclosure of compensation arrangements so that the plan fiduciary can assess the reasonableness of the compensation and the potential for conflicts of interests that could affect performance of the negotiated services. The proposed rules would also require that for a contract to be considered reasonable it must permit termination by the ERISA plan on reasonably short notice without penalty to prevent the plan from being locked into a contract that has become disadvantageous, although the plan can be charged a fee on early termination to allow the service provider to recover start-up costs. The Department of Labor accepted comments on the proposed rules, and there may be changes in response to those comments in the final rules, which have not yet been issued. Although we believe the proposed rules are not sufficiently specific in many technical regards, in principle, because of the transparent approach we have taken in conducting our business, the disclosures already made, and the current marketplace regarding the length of contracts and pricing arrangements, we do not believe that complying with the proposed rules, should they become final in their current form, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

FDA Regulation.

The U.S. Food and Drug Administration, the “FDA,” generally has authority to regulate drug promotional materials that are disseminated by or on behalf of a drug manufacturer. In January 1998, the FDA issued a Notice and Draft Guidance regarding its intent to regulate certain drug promotion and switching activities of PBMs that are controlled, directly or indirectly, by drug manufacturers. After extending the comment period due to numerous industry objections to the proposed draft, the FDA has taken no further action on the Notice and Draft Guidance. However, there can be no assurance that the FDA will not attempt again to assert jurisdiction over aspects of our business in the future and, although we are not controlled directly or indirectly by any drug manufacturer, the impact future FDA regulation could materially adversely affect our business, results of operations, financial condition or cash flows.

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

Proposed Legislation.

Various bills in Congress address additional issues pertaining to drug pricing. For example, while the MMA currently prohibits the federal government from negotiating drug prices or establishing a preferred drug formulary (i.e. the “non-interference” policy), several Congressional bills introduced in 2008 proposed varying degrees of federal government involvement in negotiating drug prices on behalf of Part D beneficiaries. Such bills, if passed, could potentially materially impact our business. Other Congressional bills propose restricting PBMs in their ability to make certain drug interchanges, requiring PBMs annually to disclose all compensation received from drug manufacturers, and requiring prompt payment of pharmacy claims under Part D. However, we do not at this time anticipate a material adverse impact from any of the proposed measures discussed in the prior sentence.

On January 20, 2009, Barack Obama became President of the United States. One of the significant issues that President Obama campaigned on was health care reform. Currently, it is too early to speculate what such “reform” may look like, how it may impact our business, and when it may become effective. Therefore, at this time we are unable to predict whether there will be any effect, positive or adverse, on our business as a result of the new Presidential administration.

State Laws and Regulations Affecting Our Business

The following descriptions identify various state laws and regulations that affect or may affect aspects of our business.

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

State Comprehensive PBM Regulation.

States continue to introduce legislation to regulate PBM activities in a comprehensive manner. Legislation seeking to impose fiduciary duties or disclosure obligations on PBMs has been proposed in some states. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on PBMs. However, the District of Columbia statute imposing fiduciary duties on PBMs and requiring PBMs to disclose certain financial information, including the quantity of drugs purchased and the price paid by the PBM for such drugs, is involved in ongoing litigation and has not yet been implemented. The Maine statute applies only to contracts entered into in Maine with respect to PBM customers, or covered entities in Maine. Under the Maine law, PBMs have a contractual fiduciary responsibility to pass through to their clients any price concessions received from drug manufacturers that are associated with volume of sales or utilization of certain drug classes. The Maine law also requires PBMs to report all financial terms and arrangements for remuneration of any kind between the PBM and drug manufacturer. Similarly, North Dakota, South Dakota and Vermont have relatively comprehensive PBM laws that, among other things, increase required financial transparency, and regulate therapeutic interchange programs.

Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, TPAs, companies that provide utilization review services and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear. Several other states, including Maryland, Mississippi, Louisiana, Connecticut and Tennessee, have recently eneacted laws regulating various PBM activities, and similar legislation is pending in several more states. Such state laws do not appear to be having a material adverse effect on our business operations or our ability to negotiate and/or retain rebates and administrative fees from pharmaceutical manufacturers with respect to our customers in those states. We believe that we currently maintain in good standing all such state licenses and registrations that we are required to hold. However, we can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future; nor can we be certain that future regulations or interpretations of existing laws will not adversely change the consequences experienced to date of existing laws.

In addition, certain quasi-regulatory organizations, including the National Association of Boards of Pharmacy, an organization of state boards of pharmacy, the National Association of Insurance Commissioners, the “NAIC,” an organization of state insurance regulators, and URAC and the National Committee on Quality Assurance “NCQA,” both accreditation organizations, have considered or have passed proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. We maintain URAC accreditation for Drug Therapy Management as well as full accreditation as a PBM, which includes evaluation of organizational quality, customer service, communications, disclosure of pricing policies, pharmaceutical distribution, drug utilization management, and pharmacy and therapeutics committees. In the summer of 2003, the NAIC adopted the “Health Carrier Prescription Drug Benefit Management Model Act” which sets forth model provisions for states to regulate formularies and create an exceptions process to provide access to non-formulary medicines and avoid drug management requirements such as step therapy. While the actions of the NAIC do not have the force of law, they may influence states to adopt requirements similar to the Model Act.

We believe that we are in substantial compliance with all such laws and requirements where required, and continue to monitor legislative and regulatory developments. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of our business. Future legislation or regulation, or interpretations by regulatory and quasi-regulatory authorities of existing laws and regulations, could materially affect the cost and nature of our business as currently conducted.

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

State Legislation Affecting Plan or Benefit Design.

Some states have enacted legislation that prohibits certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have legislation regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called freedom of choice legislation, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted legislation purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention (including, without limitation, to carve out certain classes from generic substitution), to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such legislation does not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on our business, results of operations, financial condition or cash flows.

State Regulation of Financial Risk Plans.

Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers to provide prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. Currently, we do not believe that our business currently incurs financial risk of the type subject to such regulation. However, if we choose to become a regional PDP for the Medicare outpatient prescription drug benefit at some time in the future, we would need to comply with state laws governing risk-bearing entities in the states where we operate a PDP.

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

Combined Federal and State Laws, Regulations and Other Standards Affecting Our Business

Certain aspects of our business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Deficit Reduction Act of 2005.

Under the Deficit Reduction Act of 2005, the “DRA,” the methodology used to determine federal upper payment limits, the maximum amount a state can reimburse, for generic drugs under Medicaid was revised, stronger cost-sharing requirements applicable to Medicaid prescription drugs were permitted, and resources to reduce fraud, waste and abuse in the Medicaid program were increased. The DRA’s fraud, waste and abuse provisions, among other things, incentivized states to enact their own false claims acts, mirrored on the Federal False Claims Act, described above, and appropriate federal funding to increase scrutiny of the Medicaid program. The fraud, waste and abuse provisions also included a provision intended to strengthen Medicaid’s status as payer of last resort relative to private health insurance by specifying that PBMs and self-insured plans may be liable third parties. Although we do not contract directly with any state Medicaid programs, the provisions in the DRA have the potential to impact the PBM industry by means of increased prosecutorial and private litigant scrutiny of the pharmaceutical industry in general, which may include PBMs. Additionally, the DRA mandated the public availability of pharmaceutical manufacturer average manufacturer prices, or “AMPs,” and created incentives to states to use AMPs for Medicaid reimbursement, potentially paving the way for a more general market shift in reimbursement mechanisms from average wholesale price-based methodologies to AMP-based methodologies, discussed in more detail , below, under “Legislation and Litigation Affecting Drug Prices.” Additionally, the third party recovery provisions in the DRA may lead to greater financial recoveries from third party PBMs in cases where Medicaid was not properly a primary payor on a drug claim, even where a PBM is not financially at risk. DRA provisions regarding pharmacy restocking and double billing are discussed below in the section titled “Laws and Regulations Affecting the Mail-Order Pharmacy Business.”

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

The final privacy regulations, the “Privacy Rule,” issued by the DHHS pursuant to the Health Information Portability and Accountability Act, “HIPAA” imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities known under the Privacy Rule as covered entities. PBMs, in general, are not considered covered entities. However, our mail order pharmacy is a covered entity and must comply with these restrictions. Additionally, our clients are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of individually identifiable health information. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

The final transactions and code sets regulation, the “Transaction Rule,” promulgated under HIPAA requires that all covered entities that engage in electronic transactions use standardized formats and code sets. It is incumbent upon PBMs to conduct all such transactions in accordance with the Transaction Rule to satisfy the obligations of their covered entity clients. DHHS promulgated a National Provider Identifiers, “NPI,” Final Rule which required large health plans to utilize NPIs in all Standard Transactions after May 23, 2007 and required small health plans to utilize NPIs in all Standard Transactions after May 23, 2008. NPIs are intended to replace National Association of Boards of Pharmacy numbers for pharmacies, Drug Enforcement Agency numbers for physicians and similar identifiers for other health care providers.

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

As part of a proposed class action settlement in the case of New England Carpenters Health Benefits Fund v. First DataBank, in a federal court in Massachusetts, First DataBank, “FDB,” agreed to reduce the reported AWP of thousands of specific pharmaceutical products by five percent. Additionally, FDB agreed to cease reporting AWPs for all pharmaceutical products within two years of the final settlement, with limited ability to resume publication of AWPs. In May 2007, Medispan was named as a defendant in a substantially similar class action litigation involving the publication of AWP. Medispan similarly agreed to a proposed settlement under which Medispan would reduce the mark-up factor utilized in connection with the calculation of its AWP data field and, ultimately, discontinue publication of its AWP data field for all drugs, subject to certain conditions. Although the Massachusetts federal court granted preliminary approval to settlements for both FDB and Medispan in June 2007, opposition to approval was brought by both pharmacy and PBM associations, including the National Community Pharmacists Association (“NCPA”) and the Pharmaceutical Care Management Association (“PCMA”). In January 2008, the court refused to grant final approval of the proposed settlement, and the litigation is ongoing. As of the close of December 2008, the settlement has not yet been approved.

According to the proposed settlement agreement, the AWP changes would take effect either 60 days after the effective date of the settlement agreement or 270 days from preliminary approval of the settlement. Except when our health plan clients mandate the use of AWP as reported by FDB, our contracts with pharmacies in our retail network and our health plan clients generally cite AWP as reported by Medispan, National Drug Data file, as a pricing source for brand name and certain generic drugs. If the final approved settlement agreement includes Medispan’s proposed reductions in the AWP reported for specific pharmaceutical products, such reduction could create disruption in our business due to the adverse impact on AWP-based pharmacy pricing and pharmacy efforts to negotiate another drug pricing measure, such as AMP or Wholesale Acquisition Cost. However, most of our contracts with our clients and retail pharmacies contain terms that we believe will enable us to mitigate the adverse effect of any proposed reduction in reported AWP. If the final approved settlement includes reductions in reported AWP, we would exercise our contractual rights so as to mitigate as far as practicable the adverse impact to us. Whatever the outcome of this case, we believe that payors, pharmacy providers and PBMs will begin to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. We believe our business model can utilize one or more other consistently calculated benchmarks but we cannot evaluate the overall financial impact that the transition to any such alternative benchmark might have. Due to these and other uncertainties, we can give no assurance that the short or long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations, financial condition or cash flows in future periods.

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

Additionally, in July 2007, CMS published final regulations intended to clarify the calculation of AMP under the DRA, discussed above, as well as to require the publication of manufacturer AMPs. Prior to the issuance of these regulations, we understood that manufacturers took varying interpretations of the current law with respect to the treatment of rebates and administrative fees paid to PBMs in the AMP calculation. Under the final AMP regulations, rebates paid to PBMs on sales through retail network pharmacies are excluded from manufacturers’ calculation of AMP. The final regulation also excludes rebates on PBM retail network sales from the calculation of manufacturer’s best price. However, the regulation characterizes sales through a PBM’s mail operation or specialty pharmacy as retail (i.e., as part of the “retail class of trade”) and, therefore, as eligible for inclusion in AMP calculation. In addition, the regulation indicates that certain prices to PBMs may be excludable from manufacturer’s Best Price calculation. Further, CMS intends to post on its web site monthly AMP data and the federal upper limits (“FULs”) derived from them for multiple source drugs, but these postings have been delayed in connection with the National Community Pharmacists Association and the National Association of Chain Drug Stores litigation discussed below. The final AMP regulations could potentially affect our ability to negotiate manufacturer administrative fees and rebates in the future. Increased transparency resulting from the AMP publication requirements imposed under the final regulation also could affect the rates at which our pharmacies are reimbursed and the rates our plans pay us for pharmacy claims, but we cannot predict at this time whether the affect of such possible changes will be positive or negative. However, the final AMP regulation was preliminarily enjoined in December 2007, with respect to the public reporting of AMP and the use of AMP in the FUL determination, due to ongoing litigation by the National Community Pharmacists Association and the National Association of Chain Drug Stores. Additionally, the regulation itself may be subject to change, at least with respect to the definition of AMP and the determination of FULs, as CMS formally accepted comments on the final regulations.

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

Voluntary Industry Ethical Guidelines.

The Pharmaceutical Research and Manufacturers of America encourage its members to comply with a voluntary ethical code titled “PhRMA Code On Interactions with Healthcare Professionals.” This code, which is generally voluntary but has the force of law in California, Massachusetts, and Nevada, provides guidance relating to several facets of pharmaceutical manufacturers’ marketing practices, particularly with respect to payments to providers. Although the PhRMA Code was revised, recently, we believe that these ethical guidelines do not have a material adverse effect on our business, results of operations, financial operations or cash flows.

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

Laws and Regulations Specifically Related to Our Mail Order Pharmacy Operations

We operate mail order facilities in Alabama and Ohio for certain of our customers. The Alabama facility principally fills hospice-related prescriptions. The Ohio facility fills prescriptions for all other clients electing to be served by that facility. Through December 2008, we operated a mail order pharmacy facility in Ft. Lauderdale, Florida that filled prescriptions primarily for workers’ compensation and hospice accounts. The Florida facility is now closed, with its services consolidated in Alabama and Ohio. In addition to laws and regulations discussed above that may affect mail order pharmacy operations, we are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products and dispensing of controlled substances.

Regulation of Controlled Substances.

Our mail order facilities must register with the United States Drug Enforcement Administration and individual state controlled substance authorities in order to dispense controlled substances. Federal law requires us to comply with the DEA’s security, recordkeeping, inventory control, and labeling standards in order to dispense controlled substances. State controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

State Licensure Laws.

We are licensed to do business as a pharmacy in Ohio and Alabama, and as a non-resident pharmacy in each state where registration with the state board of pharmacy or similar governing body is required so that pharmaceuticals may be delivered by mail into the state. Also, some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. We believe we are in substantial compliance with state licensure and registration requirements with respect to our mail order facilities.

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

Employees

As of December 31, 2008, we had 820 employees whose services are devoted full time to Catalyst Health Solutions and its subsidiaries. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 1A.	RISK FACTORS

Global Economic Conditions

If declining global economic conditions persist, our business, results of operations, financial condition or cash flows could suffer.

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for western and emerging economies. In the second half of 2008, added concerns fueled by the U.S. government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government financial assistance to American International Group Inc., Citibank, Bank of America and other federal government interventions in the U.S. financial system lead to increased market uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have contributed to volatility of unprecedented levels.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have lead to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. Continued turbulence in the U.S. and international markets and economies and prolonged declines in business consumer spending may adversely affect our business to the extent it impacts the liquidity and financial condition of our customers as well as may affect our results of operations, financial condition or cash flows.

Risks Related To Our Business

Government efforts to reduce health care costs and alter health care financing practices could lead to a decreased demand for our services and to reduced rebates from manufacturers.

On January 20, 2009, Barack Obama became President of the United States, representing a change from a Republican to a Democratic administration and an alignment of power between the Legislative and Executive branches of government. Under the new presidential administration, it is possible that there could be significant changes to the health care system in the United States. Possible changes could include increased governmental involvement in health care and PBM services and may otherwise change the way our clients do business. Our clients and prospective clients may react to such proposals and the uncertainty surrounding them by reducing or delaying the purchase of our PBM services, and manufacturers may react by reducing rebates or reducing supplies of certain products. Such proposals could lead to a decreased demand for our services and to reduced rebates from manufacturers. The potential scope of proposals by the new administration is not clear at this time, and thus we are unable to predict whether the new administration will have a positive, neutral or adverse effect on our business.

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

The PBM industry is very competitive. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large, profitable, well-established companies with significantly greater financial and marketing resources, purchasing power and other competitive advantages, which we do not have. Scale is a particularly important factor in negotiating prices with pharmacies and drug manufacturers. A limited number of firms, including national PBM companies such as Medco Health Solutions, Inc., Express Scripts, Inc., and CVS Caremark, Inc., have an aggregate market share of approximately 70% of prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. Some of our services, such as disease management services, informed decision counseling services and medical information management services, also compete with those being offered by pharmaceutical manufacturers, specialized disease management companies and information service providers. We may also experience competition from other sources in the future.

If we lose key clients as a result of competitive bidding for contracts, contract renewals, consolidation of clients or otherwise, our business, profitability and growth prospects could suffer.

We depend on a limited number of clients for a significant portion of our revenue. Our top ten clients generated approximately 64% of our revenue in 2008, including approximately 18% from Wellmark Blue Cross Blue Shield of Iowa and approximately 12% from the State of Maryland. Our business, results of operations, financial condition or cash flows could suffer if we were to lose any of our significant clients.

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

Our operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and consequently our business, results of operations, financial condition or cash flows could suffer. In addition, several large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations, financial condition or cash flows.

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

We receive rebates from numerous pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition or cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufacturers for 2009 or are unable to negotiate interim arrangements;

•	rebates decline due to the failure of our health plan sponsors to meet market share or other thresholds;

•	legal restrictions are imposed on the ability of pharmaceutical manufacturers to offer rebates or purchase our programs or services;

•	pharmaceutical manufacturers choose not to offer rebates or purchase our programs or services; or

•	rebates decline due to contract branded products losing their patents.

Over the next few years, as patents expire covering many brand name drugs that currently have a substantial market share, generic products will be introduced that may substantially reduce the market share of these brand name drugs. Historically, manufacturers of generic drugs have not offered formulary rebates on their drugs. Our profitability could be adversely affected if the use of newly approved, brand name drugs added to formularies does not offset any decline in use of brand name drugs whose patents expire.

Changes in industry pricing benchmarks could adversely affect our financial performance.

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM clients, as well as our mail order pharmacy reimbursement rates, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include AWP, AMP and Wholesale Acquisition Cost, referred to as “WAC.” Most of our contracts utilize the AWP standard. Recent events, including litigation involving FirstDatabank and Medispan, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

Additionally, CMS regulations regarding the Medicaid AMP calculation could potentially impact our ability to negotiate rebates and discounts, as well as our retail pharmacy network and mail order pricing and PBM client contracts. Because the status of certain aspects of the CMS regulation remains uncertain pending the outcome of industry challenges to the regulation, we are unable to predict whether and to what extent the CMS AMP regulation will impact our business. Thus far, our business has not been materially adversely affected by the AMP regulations.

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

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $2.5 billion in 2008. Our business strategy is to continue to seek to expand our operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations, financial condition or cash flows could be adversely affected. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

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

There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that if we do acquire any new business organizations in the future, we will successfully operate and integrate them. Many companies compete for acquisition opportunities in the PBM industry. Most of our competitors are companies that have significantly greater financial and management resources than we do. This may reduce the likelihood that we will be successful in completing acquisitions necessary to the future success of our business.

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

Disruption of our point of sale information system and transaction processing system, which relies on third parties, could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our operations utilize an electronic network connecting over 61,000 retail pharmacies to process third-party claims. This system is provided by a third-party adjudication vendor. Because claims are adjudicated in real time, systems availability and reliability are key to meeting customers’ service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to perform automated transaction processing. There can be no assurance that our business will not be harmed by service interruptions or software performance problems.

The failure by our health plan clients to pay for prescription claims or a delay in payment of those claims could have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe that we substantially comply with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Among the legislation and government regulations that could affect us as a provider of PBM services are the regulatory matters discussed in detail in under “Business—Government Regulation,” above.

We are subject to potential lawsuits under ERISA and the potential liabilities associated with being found to be a fiduciary of a health plan governed by ERISA.

As a service provider to ERISA plans, we are subject to potential litigation under ERISA claims and could face potential liabilities if we are found to be acting as a fiduciary of a plan in carrying out the services for which we are under contract. While we do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except when we have specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility and be named as a fiduciary for certain functions, recent litigation has revealed uncertainties with respect to whether, and under what circumstances, courts will find PBMs to be acting as plan fiduciaries. The potential impact of ERISA liability on our business operations is more fully described in the detailed discussion of ERISA regulation under “Business—Government Regulation—Federal Laws and Regulations Affecting the PBM Business/ ERISA Regulation,” above.

The MMA subjects us to certain regulations and scrutiny, even in our limited roles as a subcontractor and mail service provider to Part D Plans.

There are many uncertainties presented by the MMA, which is one of the reasons we have opted not to directly sponsor a PDP. However, we do contract with Medicare Part D Plans, as described under “Business—Government Regulation,” above. In the limited capacity of a subcontractor and as a mail service provider, we are indirectly subject to certain regulatory requirements, as more fully described in the detailed discussion of the MMA and its potential implications under “Business—Government Regulation,” above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease twenty-five facilities throughout the United States and Puerto Rico. Our corporate headquarters office, containing 75,000 square feet, is located in Rockville, Maryland and accommodates our executive and corporate functions. We also have satellite offices in Alabama, Arizona, California, Florida, Georgia, Hawaii, Iowa, Louisiana, Mississippi, Nevada, New Mexico, North Carolina, Ohio, Pennsylvania, Puerto Rico and Texas. We believe all of our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs.

Twenty-one of our twenty-four satellite offices, with a total of 161,000 square feet, are under leases that expire over terms through 2018 and the other offices are under a month-to-month lease. We believe that suitable space on commercially reasonable terms will be available as required.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CHSI.” The following table sets forth, for each period indicated, the range of high and low sales closing prices for our common stock:

	High	Low
2007
First quarter	$29.82	$22.79
Second quarter	$31.85	$28.67
Third quarter	$30.04	$25.36
Fourth quarter	$29.14	$25.70
2008
First quarter	$31.10	$23.16
Second quarter	$31.98	$25.03
Third quarter	$35.06	$26.12
Fourth quarter	$25.42	$15.07

On February 19, 2009, the closing sale price of the common stock, as reported by the NASDAQ Global Select Market was $21.40 per share. As of February 19, 2009, there were approximately 17,418 holders of our common stock either of record or in street name.

Dividend Policy

We have never paid a dividend on our common stock and have no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on our financial and other relevant circumstances at that time, to pay dividends.

Recent Sales of Unregistered Securities

We issued 1,500, 50,000 and 25,000 shares of our common stock in 2008, 2007 and 2006, respectively, to non-employees pursuant to previously executed consulting services agreements. These issuances were made in reliance upon Section 4(2) of the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Company. We have completed a number of acquisitions over the past five years which may affect year over year comparisons of our selected financial data. The revenue and operating results related to acquisitions of companies are included from the respective acquisition dates. The selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Item 7 of this Annual Report on Form 10-K and with the audited Consolidated Financial Statements and related Notes included as Item 8 of this Annual Report on Form 10-K. The historical results set forth in this Item 6 are not necessarily indicative of the results of operations to be expected in the future.

	For the Years Ended December 31,
	2008 (1)	2007 (2)	2006 (3)	2005	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$2,543,379	$1,857,697	$1,271,006	$694,519	$521,325

Direct expenses	2,400,125	1,747,264	1,176,877	627,194	471,948
Selling, general and administrative	67,822	53,994	46,414	32,501	24,418

Total operating expenses	2,467,947	1,801,258	1,223,291	659,695	496,366

Operating income	75,432	56,439	47,715	34,824	24,959
Interest income (expense), net	4,231	6,472	4,374	1,231	(762)
Other income	—	59	141	87	2,100

Income before income taxes and minority interest	79,663	62,970	52,230	36,142	26,297
Minority interest	—	31	248	—	—

Income before income taxes	79,663	62,939	51,982	36,142	26,297
Income tax expense	29,269	23,671	20,408	13,162	9,914

Net income	$50,394	$39,268	$31,574	$22,980	$16,383

Net income per share, basic	$1.18	$0.95	$0.78	$0.59	$0.49
Net income per share, diluted	$1.16	$0.91	$0.75	$0.56	$0.45
Weighted average shares of common stock outstanding, basic	42,527	41,525	40,270	38,648	33,642
Weighted average shares of common stock outstanding, diluted	43,588	43,006	42,319	41,353	36,407

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$54,979	$124,573	$91,701	$55,625	$67,068
Total assets	701,637	551,430	436,024	286,012	244,252
Long term debt	—	—	—	7,500	20,500
Total liabilities	337,708	251,150	194,729	100,720	96,602
Total stockholders’ equity	363,929	300,280	240,047	185,292	147,650

(1)	Effective January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) 157, Fair Value Measurement, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. See “Note 7. Fair Value Measurements” of our consolidated financial statements.
(2)	Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. See “Note 9. Income Taxes” of our consolidated financial statements.
(3)	Effective January 1, 2006, the Company adopted Statement of FASB No. 123(R), Share-Based Payment, using the modified prospective method. See “Note 10. Stockholder’s Equity” of our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Catalyst Health Solutions, Inc. (formerly HealthExtras, Inc.) is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name Catalyst Rx. Our clients include self-insured employers, including state and local governments; managed care organizations; unions; third-party administrators; referred to as TPAs; hospices; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs.

We provide our clients access to a contracted, non-exclusive national network of approximately 61,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference (except where we have entered into pass-through pricing arrangements with clients) including claims processing fees. Total claims processed increased to 52.0 million in 2008 from 41.5 million in 2007. Our revenue increased by 37% to approximately $2.5 billion in 2008 from $1.9 billion in 2007.

Pharmacy benefit claims payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed and, accordingly, have assumed that risk independent of our clients. When we administer pharmacy reimbursement contracts and do not assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers are recorded as a reduction of direct expenses. The portion of manufacturer rebates due to clients is recorded as a reduction of revenue.

Member co-payments are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members.

If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $753.5 million, $635.6 million, and $477.0 million, for the years ended December 31, 2008, 2007 and 2006, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following table illustrates the effects on the reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	For the years ended December 31,
	2008	2007	2006
Reported revenue	$2,543.4	$1,857.7	$1,271.0
Member co-payments	753.5	635.6	477.0

Total	$3,296.9	$2,493.3	$1,748.0

Reported direct expenses	$2,400.1	$1,747.3	$1,176.9
Member co-payments	753.5	635.6	477.0

Total	$3,153.6	$2,382.9	$1,653.9

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public enterprises report information about operating segments in financial statements. We have determined that we operate in only one segment—the pharmacy benefits management, or PBM, segment.

RECENT DEVELOPMENTS

In December 2008, we formed an entity called First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. This initiative is designed to provide enhanced capabilities in the distribution of specialty drugs, invest in various member-focused programs to deliver care-effective and cost-effective drugs to our customers, and access the Walgreens’ network of mail service pharmacies for over-flow mail volume, back-up, and redundancy.

As a part of this arrangement, we received $7.0 million in cash. We have considered the accounting for the investment and the contract extension and have recorded a liability in our consolidated balance sheet at December 31, 2008, pursuant to Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. We are also recognizing expense associated with the accretion of $1.0 million in other value to an ultimate redemption value of $8.0 million. We have a contractual obligation to redeem the total investment in cash in the year 2013.

ACQUISITIONS

We have supported the growth of our business through acquisitions. We strive to timely integrate our acquisitions into our financial, organizational, management and technology structure. When successfully integrated, we expect to achieve cost savings from the consolidation of certain corporate activities and the elimination of certain duplicate components of our corporate operations.

Acquisition of Immediate Pharmaceutical Services, Inc.

On August 5, 2008, we acquired Immediate Pharmaceutical Services, Inc. (“IPS”) from Discount Drug Mart, Inc. IPS operates a fully-integrated prescription mail service fulfillment center located outside of Cleveland, Ohio. The IPS acquisition provides us with a foundation for building our mail service capability and to enable us to provide our clients with an in-house mail service option. Total consideration for the acquisition of IPS consisted of cash payments of $40.0 million and approximately $1.2 million in transaction costs. The purchase price of IPS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Based on management’s best estimate, the acquisition of IPS resulted in goodwill of $24.2 million and customer relationship intangibles of $6.0 million. Goodwill related to this acquisition is non-deductible for tax purposes.

Acquisition of HospiScript Services, LLC

On May 16, 2008, we acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to HospiScript Services through common ownership (collectively, “HospiScript”). HospiScript provides pharmacy medication therapy management services to the hospice industry.

Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.4 million in transaction related costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million, subject to specified operating performance standards, of which approximately $0.9 million was earned in 2008. Contingent consideration earned is accounted for as additional goodwill.

The purchase price of HospiScript was determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Based on management’s best estimate, including our valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of HospiScript resulted in goodwill of $79.4 million and intangibles assets, consisting of customer relationships of $18.6 million with an estimated 18 year life, trade names of $1.4 million with an estimated 3.5 year life, and developed technology of $0.6 million with an estimated 5 year life. Goodwill related to this acquisition is deductible for tax purposes.

Acquisition of R/xx

In November 2006, the Company purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. (“R/xx”), an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. Pursuant to the acquisition agreement, additional cash consideration of $2.1 million was earned and paid in 2007 based on successful achievement of certain client retention criteria and recorded as additional goodwill. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets.

Acquisition of EBRx

In December 2005, the Company acquired the common stock of EBRx. Consideration consisted of a cash payment of $27.9 million and $0.9 million in related transaction costs. Pursuant to the acquisition agreement, additional cash consideration of $2.9 million was earned and paid through 2007 based on successful achievement of certain performance based standards and recorded as additional goodwill.

In January 2006, as contemplated by the original transaction, a separate entity owned by former owners of EBRx and its management team purchased a 20% ownership interest in the parent of EBRx through a $1.0 million equity investment. In February 2007, under the terms of the transaction, we acquired this remaining 20% minority ownership interest. This transaction resulted in a cash payment of $30.3 million, of which $29.0 million was recorded as additional goodwill, prior to the repayment of certain related transaction debt and accrued interest. In May 2007, the related transaction debt of $1.0 million plus accrued interest of $0.1 million was repaid.

Other acquisitions

To support its geographic expansion and growth, the Company has periodically completed various insignificant business acquisitions to secure local operating assets, new pharmacy network contracts and local market executive offices. None of these transactions has had any significant impact on the Company’s reported revenues, assets or results of operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue. Revenue from operations for the year ended December 31, 2008 was approximately $2.5 billion. Revenue increased over the comparable period in 2007 by $685.7 million. Total claims processed increased to approximately 52.0 million in 2008 from approximately 41.5 million in 2007. Contributors to the increase in revenue and prescription volume were primarily due to our contracts with the State of Maryland and Ohio, which commenced on July 1, 2007, and Puerto Rico’s MCS Commercial business and MCS Medicare Part D business, which commenced on December 1, 2007 and January 1, 2008, respectively, as well as our acquisition of IPS and HospiScript.

Direct Expenses. Direct expenses for the years ended December 31, 2008 and 2007 were $2.4 billion and $1.7 billion, respectively. The increase in direct expenses is primarily related to the $685.7 million increase in revenue. Direct expenses for 2008 and 2007 represented 97.3% and 97.0% of total operating expenses for the respective periods.

Gross margin, calculated as revenue less direct expenses, is generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors materially changed in 2008 in a manner that would meaningfully affect current results. Gross margin increased to $143.3 million for the year ended December 31, 2008 from $110.4 million for the comparable period in 2007.

Gross margin as a percentage of revenue was 5.6% and 5.9% for the years ended December 31, 2008 and 2007, respectively. In 2008, composite gross margin percentages were slightly reduced by the full year impact of the addition of several recent large contracts, including the state of Maryland and Ohio and the Puerto Rico based health plans, which are more competitively priced due to their size. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the year ended December 31, 2008, selling, general and administrative expenses increased by approximately $13.8 million over the prior year to $67.8 million or 2.7% of operating expenses. This increase was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs related to our evaluation of various strategic opportunities and to our acquisition of IPS and HospiScript.

Selling, general and administrative expenses of $67.8 million for the year ended December 31, 2008, consisted of $34.1 million in compensation and benefits, which includes $5.2 million in non-cash compensation, $6.3 million in professional fees and technology services, $8.4 million in facility costs, $3.3 million in travel expenses, $3.0 million in insurance and other corporate expenses, $4.1 million in other, which includes $1.2 million in recruitment and temporary help, and $8.6 million in depreciation and amortization.

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

Interest Income. Interest income decreased to $4.5 million for the year ended December 31, 2008 from $6.6 million for the year ended December 31, 2007. The decrease was primarily due to a decrease in average funds available for investment resulting from our business acquisitions during the year.

Interest Expense. Interest expense increased to $0.3 million for the year ended December 31, 2008 from $0.2 million for the year ended December 31, 2007. The increase in interest expense was attributable to the net drawings on our line of credit during 2008. At December 31, 2008, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

Minority Interest. The minority interest in 2007 represents 20% of the earnings of EBRx during the period in which there was a minority interest outstanding.

Income Tax Expense. The effective income tax rates of 36.7% in 2008 and 37.6% in 2007 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2008 was lower than in 2007 primarily due to a decrease in our state effective tax rates.

Net Income. Net income for year ended December 31, 2008 increased by approximately $11.1 million over the same period in 2007 to $50.4 million. The increase in net income was primarily a function of increased gross margin dollars, reduced by an increase in selling, general and administrative expenses.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue. Revenue from operations for the year ended December 31, 2007 was approximately $1.9 billion compared to approximately $1.3 billion in the comparable period in 2006. Revenue increased over the comparable period in 2006 by $586.7 million. Total claims processed increased to approximately 41.5 million in 2007 from approximately 29.3 million in 2006. Contributors to the increase in revenue and prescription volume were our contracts with Wellmark Blue Cross Blue Shield of Iowa, covering over 1.0 million members, which commenced on July 1, 2006, and the States of Maryland and Ohio, which commenced on July 1, 2007. These contracts generated 29% of our consolidated revenue in 2007.

Direct Expenses. Direct expenses for the year ended December 31, 2007 were $1.7 billion compared to $1.2 billion in the comparable period in 2006. The increase in direct expenses was primarily related to the $586.7 million increase in revenue. Also included in the direct expenses for 2007 are charges of approximately $1.9 million reflective of the resolution of a previously disclosed arbitration proceeding which stems from a prior acquisition, and related adjustments. The direct expenses of $1.7 billion and $1.2 billion for the years ended December 31, 2007 and 2006 represented 97.0% and 96.2% of total operating expenses for the respective periods.

Gross margin, calculated as revenue less direct expense, is generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. None of the foregoing factors have materially changed in 2007 in a manner that would meaningfully affect current results. Gross margin increased to $110.4 million for the year ended December 31, 2007 from $94.1 million for the comparable period in 2006.

Gross margin as a percentage of revenue was 5.9% and 7.4% for the years ended December 31, 2007 and 2006, respectively. In 2007, composite gross margin percentages were reduced by the addition of several new large contracts including Wellmark Blue Cross Blue Shield of Iowa and the State of Maryland, which are more competitively priced due to their size. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

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

Net Income. Net income for year ended December 31, 2007 increased by approximately $7.7 million over the same period in 2006 to $39.3 million. The increase in net income was primarily a function of increased gross margin dollars and an increase in interest income, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions; however, no assurances can be given that we will be able to raise funds in light of present credit market conditions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2009. At December 31, 2008, we had available a $50.0 million revolving credit facility and our cash and cash equivalents were $55.0 million. The decrease of $26.0 million in our cash and cash equivalents since the end of fiscal 2007 resulted primarily from cash used for acquisitions offset by cash generated from operations.

We have approximately $12.7 million at par value in investments related to auction rate securities (ARS), all of which are classified as non-current at December 31, 2008. Our ARS are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. We are unlikely to be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not fully active, although there have been instances of redemptions at par to date by issuers. As such, these investments currently lack short-term liquidity and are therefore classified as non-current on our December 31, 2008 balance sheet.

For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discount model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded a temporary impairment charge of $1.1 million in the fourth quarter of 2008 to reduce the value of our ARS classified as available-for-sale securities. If circumstances arise which would require us to change assumptions or the credit rating of the security issuer deteriorates, we may be required to adjust the carrying values of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

Based on our cash and cash equivalents balance of $55.0 million, our available $50.0 million revolving credit facility, and our positive operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to have a material impact on our liquidity, financial condition, results of operations or cash flows. We believe we have the ability to hold the securities until liquidity returns to the market, other secondary markets develop, or the securities mature. Nonetheless, where appropriate, we are actively exploring and pursuing alternatives for obtaining relief from the unanticipated illiquidity of the ARS holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse.

Net Cash Provided by Operating Activities. Our operating activities generated $78.6 million of cash from operations in 2008, a $24.0 million increase from the $54.6 million generated in 2007. This $78.6 million in cash provided by operating activities in 2008 reflects $50.4 million in net income, plus $17.4 million in non-cash charges and $10.8 million net decrease in working capital and other assets and liabilities. This $10.8 million net decrease in working capital was primarily due to a $49.5 million increase in accounts receivable offset by a $58.3 million increase in accounts payable and other current liabilities. The increase in accounts receivable and accounts payable was primarily due to increases in our claims volume.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2008 was $120.3 million compared to $38.4 million in 2007. During 2008, approximately $142.4 million of cash was used relating to business acquisitions. Additionally, during 2008, we had $8.7 million in capital expenditures and net sales of marketable securities of $30.9 million.

Net cash used in investing activities for the year ended December 31, 2007 was $38.4 million compared to $36.5 million in 2006. During 2007, we had $3.7 million in capital expenditures and net purchases of $1.4 million in marketable securities. The acquisition of our remaining 20% minority ownership interest resulted in a cash payment of $30.3 million, of which $1.3 million was attributable to the minority interest and approximately $29.0 million was recorded as additional purchase price. Also, additional contingent consideration and other payments of approximately $5.1 million relating to prior business acquisitions were paid during 2007. The current period also reflects $1.0 million of cash provided upon the repayment of a note receivable as well as $1.0 million resulting from the lifting of restrictions on certain cash deposits. Net cash used in investing activities for the year ended December 31, 2006 consisted primarily of $5.7 million in capital expenditures (net of proceeds from sales of property and equipment of $1.0 million), net purchases of $14.5 million in marketable securities, and payments of $16.3 million, net of cash acquired, for business acquisitions, of which $15.9 million was used to acquire R/xx.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the year ended December 31, 2008 was $15.7 million compared to $15.3 million in 2007. In 2008, we purchased $1.8 million of treasury stock, received proceeds of $4.6 million from the exercise of options and $0.4 million in proceeds from issuance of common stock pursuant to the Employee Stock Purchase Plan. In addition, we received an income tax payable benefit of $5.5 million from the exercise of stock options and restricted stock vesting, and cash of $7.0 million related to the formation of First Rx Specialty and Mail Services, LLC.

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

OBLIGATIONS AND CONTRACTUAL COMMITMENTS

The following table reflects our current contractual commitments as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	< 1 year	1-3 years	4-5 years	> 5 years
Operating leases	$31,448	$5,334	$9,903	$8,456	$7,755
Other long-term liabilities (1)	8,000	—	—	8,000	—

Total contractual obligations (2)	$39,448	$5,334	$9,903	$16,456	$7,755

(1)    In December 2008, we formed an entity called First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. As a part of this arrangement, we received $7.0 million in cash. We are also recognizing expense associated with the accretion of $1.0 million in other value. We have a contractual obligation to redeem the total investment in cash in the year 2013.

(2)    Total contractual obligations exclude the potential future payments required in connection with possible contingent consideration associated with our HopsiScript acquisition. See Note 11 of the consolidated financial statements for a further discussion.

At December 31, 2008, we had available a $50.0 million revolving credit facility with no outstanding borrowings.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of the Financial Condition and Results of Operations discusses our consolidated financial statements. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Our estimates and assumptions are based upon a combination of historical information and various other assumptions believed to be reasonable under the particular circumstances. Actual results could differ from those estimates. Certain of the accounting policies which most impact our consolidated financial statements and that require management to make difficult, subjective or complex judgments are described below. See also Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenue and direct expense recognition

We recognize revenues from services provided to our clients for sales of prescription drugs either by pharmacies in our nationwide network or through our mail order facilities, and related claims processing fees. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When we have a contractual obligation to pay a network pharmacy provider for benefits provided to our clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require us to assume the credit risk of our clients’ abilities to pay. In addition, under the vast majority of our client contracts, we are at risk for the difference between the payments we receive from our clients and the negotiated reimbursements we pay to the pharmacies. When we administer pharmacy reimbursement contracts and do not assume credit risk, we record only the net revenue and the administrative or processing fees. Rebates earned under arrangements with manufacturers are recorded as a reduction to direct expenses. The portion of such rebates due to our clients is recorded as a reduction of revenue. Manufacturers’ rebates are based on estimates, which are subject to final settlement with the contracted party.

Member co-payments are not recorded as revenue. Under our client contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or direct expenses.

Rebates Receivable and Payable

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

Goodwill

We account for our goodwill under SFAS No. 142. Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year, we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using a present value of future cash flows approach, subject to a comparison to market capitalization at the date of valuation. Although we operate in one reportable segment, for the purposes of performing this impairment test under FAS 142, we have identified three reporting units. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

We account for contingent consideration according to EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, to determine whether contingent consideration should be accounted for as an adjustment to the purchase accounting.

Investments

We have approximately $12.7 million at par value in investments related to auction rate securities (ARS), all of which are classified as non-current at December 31, 2008. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discount model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we record either a temporary impairment charge, net of tax, in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our statement of operations. Accordingly, because we have the intent and ability to hold these securities until liquidity returns to the market, other secondary markets develop, or the securities mature, we recorded a temporary impairment charge of $1.1 million in the fourth quarter of 2008 to reduce the value of our ARS classified as available-for-sale securities. If circumstances arise which would require us to change our assumptions or the credit rating of the security issuer deteriorates, we may be required to adjust the carrying values of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

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

INTEREST RATE AND FOREIGN EXCHANGE RISK

We are subject to interest rate risk on our investments. We do not expect our financial position, results of operations or cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all transactions in U.S. dollars and, therefore, we have no foreign exchange risk.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have minimal market risk inherent in our financial position. We do not have any derivative financial instruments and do not hold any derivative financial instruments for trading purposes. Our market risk primarily represents the potential loss arising from adverse changes in market interest rates. Our results from operations could be impacted by decreases in interest rates on our cash and cash equivalents, including our investments in auction rate securities. Additionally, we may be exposed to market risk from changes in interest rates related to any debt that may be outstanding under our credit facility. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited Consolidated Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-21 and Financial Statement Schedule on page S-1 attached hereto.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment, management has concluded that as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Our management has excluded Immediate Pharmaceutical Services, Inc. (IPS) from its assessment of internal controls over financial reporting as of December 31, 2008 because it was acquired by us in a purchase business combination during 2008. IPS’ total assets and total revenues represent 8.1% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act) occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders under Proposal 1 – Election of Directors, Directors and Executive Officers, Corporate Governance, Committees and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders under Executive Compensation, including Compensation Discussion and Analysis, Director Compensation, Compensation Committee Report and Compensation Committee and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders under Stock Ownership and is incorporated herein by reference.

The following table provides information as of December 31, 2008 with respect to shares of our common stock that may be issued under our existing equity compensation plans (share data in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,361	$7.54	1,750

Total	1,361	$7.54	1,750

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders under Transactions with Related Persons and Corporate Governance and is incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for our 2009 Annual Meeting of Stockholders under Services Provided by the Independent Auditors and Policy Regarding Pre-Approval of Services Provided by the Independent Auditors and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements of Catalyst Health Solutions, Inc. are filed as part of this report under Item 8 – Financial Statements and Supplementary Data.

The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description
2.1	Catalyst Rx, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller (1)

2.2	Catalyst Consultants, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)

2.3	Stock Purchase Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and The Sack Family Trust (3)

2.4	Agreement and Plan of Merger dated as of December 6, 2005 by and among HealthExtras, Inc., HCEM Corp. and Managed Care of America, Inc. (4)

3.1	Certificate of Ownership and Merger Merging Catalyst Health Solutions, Inc. with and into HealthExtras, Inc., effective October 1, 2008 (5)

3.2	Amended and Restated Certificate of Incorporation of Catalyst Health Solutions, Inc., effective October 1, 2008 (6)

3.3	Amended and Restated Bylaws of Catalyst Health Solutions, Inc., effective October 1, 2008 (7)

4.2	Amended and Restated Financing and Security Agreement dated September 15, 2006 by and between HealthExtras, Inc. and Wachovia Bank, National Association (8)

4.3	Registration Rights Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and the Sack Family Trust (9)

10.1	Form of HealthExtras, Inc. 1999 Stock Option Plan (10)

10.2	HealthExtras, Inc. 2000 Stock Option Plan (11)

10.3	HealthExtras, Inc. 2000 Directors’ Stock Option Plan (12)

10.4	Form of 2003 HealthExtras, Inc. Equity Incentive Plan (13)

10.5	Form of 2003 HealthExtras, Inc. Equity Incentive Plan Restricted Stock Award Agreement. (14)

10.6	Employment Agreement by and between HealthExtras, Inc. and Hai V. Tran (15)

10.7	Employment Agreement by and between HealthExtras, Inc. and Bruce Metge (16)

10.8	Employment Agreement by and between HealthExtras, Inc. and Nick J. Grujich, as amended and restated effective February 28, 2008 (17)

10.9	Employment Agreement by and between HealthExtras, Inc. and David T. Blair, as amended and restated effective February 28, 2008 (18)

10.10	HealthExtras, Inc. 2006 Stock Incentive Plan (19)

10.11	Form of HealthExtras, Inc. 2006 Stock Incentive Plan Award Agreement (20)

10.12	Stock Purchase and Stockholder Agreement dated as of December 6, 2005, by and among HealthExtras, Inc., HCEM Corp., APS Benefits Corporation and the Shareholders identified therein (21)

10.13	HealthExtras, Inc. Management Non-Equity Incentive Compensation Plan (22)

10.14	Membership Interest Purchase Agreement dated April 7, 2008 by and among HealthExtras, Inc. and HospiScript Services, LLC, Concept Pharmaceuticals, LLC, and the selling members identified therein (23)

10.15	Amendment to Membership Interest Purchase Agreement dated May 16, 2008 by and among HealthExtras, Inc. and HospiScript Services, LLC, Concept Pharmaceuticals, LLC, and the selling members identified therein (24)

11.1	Statement re: Computation of Per Share Earnings (see Note 2 of the Notes to Consolidated Financial Statements)

21.1	Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(2)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(4)	Incorporated by reference to Exhibit 2.4 to the Registrant’s Form 10-K Annual Report filed on March 16, 2006.
(5)	Incorporated by reference to Exhibit 3(i)(a) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(6)	Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(7)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(8)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2006 filed on February 28, 2007.
(9)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(10)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-83761) filed on October 20, 1999.
(11)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(12)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(13)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2003.
(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 28, 2006.

(15)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on April 4, 2008.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on June 4, 2008.
(17)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2007 filed on February 29, 2008.
(18)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2007 filed on February 29, 2008.
(19)	Incorporated by reference to the Registrant’s Definitive Proxy Statement filed on May 1, 2006.
(20)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed on June 22, 2006.
(21)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2005 filed on March 16, 2006.
(22)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2007.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2008.
(24)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

February 26, 2009	By:	/s/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 26, 2009	By:	/s/ EDWARD S. CIVERA
Edward S. Civera
Chairman of The Board

February 26, 2009	By:	/s/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

February 26, 2009	By:	/s/ HAI V. TRAN
Hai V. Tran
Chief Financial Officer and
Chief Accounting Officer

February 26, 2009	By:	/s/ WILLIAM E. BROCK
William E. Brock
Director

February 26, 2009	By:	/s/ STEVEN B. EPSTEIN
Steven B. Epstein
Director

February 26, 2009	By:	/s/ DANIEL J. HOUSTON
Daniel J. Houston
Director

February 26, 2009	By:	/s/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Director

February 26, 2009	By:	/s/ KENNETH A. SAMET
Kenneth A. Samet
Director

February 26, 2009	By:	/s/ DALE B. WOLF
Dale B. Wolf
Director

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Catalyst Health Solutions, Inc.:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catalyst Health Solutions, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Immediate Pharmaceutical Services, Inc. (IPS) from its assessment of internal controls over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded IPS from our audit of internal control over financial reporting. IPS total assets and total revenues represent 8.1% and 1.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia February 26, 2009

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$54,979	$80,973
Short-term investments	—	43,600
Accounts receivable, net of allowances of $1,468 and $1,043 at December 31, 2008 and 2007, respectively	292,906	222,711
Income taxes receivable	3,694	2,960
Deferred income taxes	217	200
Inventory, net of allowances of $0 and $25 at December 31, 2008 and 2007, respectively	4,895	360
Other current assets	5,516	5,022

Total current assets	362,207	355,826
Property and equipment, net	19,718	12,979
Intangible assets, net	54,479	32,336
Goodwill	252,962	149,413
Investments, net	11,625	—
Other assets	646	876

Total assets	$701,637	$551,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$301,339	$229,715
Accrued expenses and other current liabilities	11,611	8,715

Total current liabilities	312,950	238,430
Deferred rent expense	3,263	1,840
Deferred income taxes	14,478	10,880
Other liabilities	7,017	—

Total liabilities	337,708	251,150

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 43,526 and 42,639 shares issued at December 31, 2008 and 2007, respectively	435	426
Additional paid-in capital	208,699	192,941
Treasury stock, at cost, 158 and 88 shares at December 31, 2008 and 2007, respectively	(4,194)	(2,366)
Accumulated other comprehensive loss	(684)	—
Retained earnings	159,673	109,279

Total stockholders’ equity	363,929	300,280

Total liabilities and stockholders’ equity	$701,637	$551,430

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2008	2007	2006
Revenue (excludes member co-payments of $753,547, $635,556 and $476,983 in 2008, 2007 and 2006, respectively)	$2,543,379	$1,857,697	$1,271,006

Direct expenses	2,400,125	1,747,264	1,176,877
Selling, general and administrative expenses	67,822	53,994	46,414

Total operating expenses	2,467,947	1,801,258	1,223,291

Operating income	75,432	56,439	47,715
Interest income	4,542	6,634	5,143
Interest expense	(311)	(162)	(769)
Other income	—	59	141

Income before minority interest and income taxes	79,663	62,970	52,230
Minority interest	—	31	248

Income before income taxes	79,663	62,939	51,982
Income tax expense	29,269	23,671	20,408

Net income	$50,394	$39,268	$31,574

Net income per share, basic	$1.18	$0.95	$0.78
Net income per share, diluted	$1.16	$0.91	$0.75
Weighted average shares of common stock outstanding, basic	42,527	41,525	40,270
Weighted average shares of common stock outstanding, diluted	43,588	43,006	42,319

The accompanying notes are an integral part of these consolidated financial statements.

CATATLYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2005	39,830	$398	$146,313	$—	$144	$38,437	$185,292

Exercise of stock options, including tax benefits	1,297	13	18,533	—	—	—	18,546
Warrants issued pursuant to acquisition	—	—	993	—	—	—	993
Expense related to restricted stock granted to employees	203	2	3,412	—	—	—	3,414
Expense related to stock options granted to employee	—	—	424	—	—	—	424
Expense related to stock and stock options granted in exchange for services	25	1	134	—	—	—	135
Tax benefits of restricted stock vesting	—	—	174	—	—	—	174
Shares issued pursuant to employee stock purchase plan	24	—	569	—	—	—	569
Purchases of treasury stock	—	—	—	(930)	—	—	(930)
Valuation of interest rate swap, net of tax	—	—	—	—	(144)	—	(144)
Net income for the year	—	—	—	—	—	31,574	31,574
Balance at December 31, 2006	41,379	$414	$170,552	$(930)	$—	$70,011	$240,047

Exercise of stock options, including tax benefits	1,056	11	16,056	—	—	—	16,067
Warrants issued pursuant to acquisition	—	—	546	—	—	—	546
Expense related to restricted stock granted to employees	137	1	4,926	—	—	—	4,927
Expense related to stock options granted to employees	—	—	24	—	—	—	24
Expense related to stock and stock options granted in exchange for services	50	—	175	—	—	—	175
Tax benefits of restricted stock vesting	—	—	214	—	—	—	214
Shares issued pursuant to employee stock purchase plan	17	—	448	—	—	—	448
Purchases of treasury stock	—	—	—	(1,436)	—	—	(1,436)
Net income for the year	—	—	—	—	—	39,268	39,268
Balance at December 31, 2007	42,639	$426	$192,941	$(2,366)	$—	$109,279	$300,280

Exercise of stock options, including tax benefits	669	7	10,193	—	—	—	10,200
Expense related to restricted stock granted to employees	200	2	5,173	—	—	—	5,175
Expense related to stock and stock options granted in exchange for services	2	—	77	—	—	—	77
Tax expense of restricted stock vesting	—	—	(82)	—	—	—	(82)
Shares issued pursuant to employee stock purchase plan	16	—	397	—	—	—	397
Purchases of treasury stock	—	—	—	(1,828)	—	—	(1,828)
Unrealized loss on investments, net of tax	—	—	—	—	(684)	—	(684)
Net income for the year	—	—	—	—	—	50,394	50,394

Balance at December 31, 2008	43,526	$435	$208,699	$(4,194)	$(684)	$159,673	$363,929

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$50,394	$39,268	$31,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,699	3,592	2,626
Amortization of intangible and other assets	5,375	4,305	3,045
Gain on disposal of property and equipment	—	—	(150)
Allowances on accounts receivable	308	906	1,504
Deferred income taxes	1,717	(1,263)	177
Equity based compensation charges	5,252	5,126	3,973
Minority interest	—	31	248
Other non-cash charges	17	—	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(49,453)	(54,184)	(81,853)
Income tax receivable	(735)	(5,168)	3,380
Inventory, net	2,048	27	159
Other assets	646	380	(7,193)
Accounts payable, accrued expenses, and other liabilities	58,310	61,603	94,946

Net cash provided by operating activities	78,578	54,623	52,436

Cash flows from investing activities:
Purchases of property and equipment	(8,717)	(3,711)	(6,784)
Business acquisitions and related payments, net of cash acquired	(142,417)	(34,054)	(16,325)
Acquisition of minority interest	—	(1,279)	—
Payment received on note receivable	—	1,000	—
Changes in restricted cash	—	1,000	—
Purchases of marketable securities	(6,825)	(80,975)	(81,850)
Sales of marketable securities	37,700	79,575	67,375
Proceeds from sale of property and equipment	—	—	1,046

Net cash used in investing activities	(120,259)	(38,444)	(36,538)

Cash flows from financing activities:
Borrowings under revolving credit line	25,000	—	—
Repayments under revolving credit line	(25,000)	—	—
Proceeds from First Rx Specialty and Mail Services, LLC arrangement	7,000	—	—
Repayments of notes payable	—	—	(12,500)
Deferred financing costs	—	—	(157)
Proceeds from exercise of stock options and warrants	4,621	7,131	8,179
Excess tax benefits due to option exercises and restricted stock vesting	5,497	9,150	10,542
Proceeds from shares issued under employee stock purchase plan	397	448	569
Purchases of treasury stock	(1,828)	(1,436)	(930)

Net cash provided by financing activities	15,687	15,293	5,703

Net (decrease) increase in cash and cash equivalents	(25,994)	31,472	21,601
Cash and cash equivalents at the beginning of year	80,973	49,501	27,900

Cash and cash equivalents at the end of year	$54,979	$80,973	$49,501

Supplemental disclosure:
Cash paid for interest	$257	$116	$683
Cash paid for taxes	$22,795	$20,895	$6,309

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2008	2007	2006
Comprehensive income:
Net income	$50,394	$39,268	$31,574
Other comprehensive income, net of tax:
Unrealized loss on investments	(684)	—	—
Unrealized loss on interest rate swap	—	—	(39)
Less: reclassification adjustment for gains on interest rate swap realized in net income	—	—	(105)

Total comprehensive income	$49,710	$39,268	$31,430

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY

Catalyst Health Solutions, Inc. and subsidiaries (the “Company” or “we”) is a full-service pharmacy benefit management (“PBM”) company. We operate primarily under the brand name Catalyst Rx. Our clients include self-insured employers, including state and local governments; managed care organizations; third-party administrators; unions; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs. We provide our clients access to a contracted, non-exclusive national network of approximately 61,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs and member education. We utilize an electronic point-of-sale system for eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals.

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

Fair value of financial instruments

At December 31, 2008 and 2007, our financial instruments included cash and cash equivalents, accounts receivable, investments, accounts payable and accrued liabilities. With the exception of our investments, the fair values of these financial instruments approximated the carrying value due to the short-term maturities of these instruments. See Note 7 for a discussion of fair value of our investments.

Cash and cash equivalents

All highly liquid investments purchased with an original maturity date of three months or less when purchased are classified as cash equivalents. The Company maintains its cash and cash equivalents in financial institutions with high credit ratings; however, at times the balances may exceed federally insured amounts. The Company has not experienced any losses related to its cash or cash equivalents and believes it is not exposed to any significant credit risk on its cash or cash equivalents.

Short-term and long-term investments

The Company’s investments, which consist of auction rate securities (“ARS”), and are classified as available-for-sale and are recorded at fair market value, with unrealized gains (losses), net of taxes, reported as a separate component of shareholders’ equity. At December 31, 2008, there was approximately $0.7 million, net of income tax of $0.4 million, in unrealized losses on investments included in accumulated other comprehensive income. Realized gains (losses) and declines in market value judged to be other-than-temporary, of which there were none in 2008 and 2007, are included in other income.

Our auction rate securities are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Currently, certain of these securities have redemption features which call for redemption at 100% of par value and are either partially federally guaranteed or required to maintain an asset coverage amount of

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

at least 200% in accordance with the Investment Company Act of 1940. Beginning in February 2008, auctions for these securities began to fail. Currently, we are unlikely to be able to access these funds until future auctions for these securities are successful, or until we sell the securities in a secondary market which presently is not fully active, although there have been instances of redemptions at par by issuers. As such, these investments currently lack short-term liquidity and therefore are classified as non-current on our December 31, 2008 balance sheet.

For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discount model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we record either a temporary impairment charge, net of tax, in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our statement of operations. If circumstances arise which would require us to change our assumptions or the credit rating of the security issuer deteriorates, we may be required to adjust the carrying values of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

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

Concentration of credit risk

Accounts receivable consists principally of amounts due from the Company’s PBM customers. In 2008, the Company’s top ten clients generated approximately 64% of our consolidated revenue, including two customers who accounted for 18% and 12% of our consolidated revenue. In 2007, the Company’s top ten clients’ generated approximately 58% of consolidated revenue, including one customer which accounted for 20% of our consolidated revenue. In 2006, the Company’s top ten clients generated approximately 53% of our consolidated revenue, including two customers who accounted for 14% and 12% of our consolidated revenue. The Company holds no collateral for accounts receivable. Concentration of risks with respect to receivables is mitigated based on the geographical dispersion of clients, the Company’s communications with clients, and the Company’s continuous review of outstanding receivables. Management also performs ongoing credit evaluations of its clients and provides allowances as deemed necessary. The Company has not experienced significant losses related to receivables in the past. The Company’s collection experience indicates limited loss exposure due to the nature of the benefits involved and the necessity of benefit continuity for plan sponsor employees.

Inventory

Inventory consists of prescription drugs and medical supplies that are stated at the lower of weighted average cost or market.

Property and equipment

Property and equipment is stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives range from 3-5 years for the Company’s equipment and computer software while leasehold improvements are amortized over the shorter of the estimated lives of the assets or the lease term.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Impairment of long-lived assets

The Company investigates potential impairments of its long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. Under Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets are considered to be potentially impaired when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. No such impairment existed as of December 31, 2008 and 2007.

Intangible Assets

The Company accounts for its intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company’s other intangible assets with indefinite lives are not amortized, but are tested for impairment annually. Currently, the Company does not have any intangible assets with indefinite lives.

The Company does have other intangible assets subject to amortization and these assets are amortized over 5 months to 20 years, depending on each intangible asset’s estimated useful life. The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations. The remaining useful life of intangible assets is evaluated periodically by the Company and adjusted as necessary to match the period that the assets are expected to provide economic benefits. The Company concluded that no impairment of intangible assets existed at December 31, 2008 and 2007.

Goodwill

The Company accounts for its goodwill under SFAS No. 142. Under SFAS No. 142, goodwill is not amortized, but it is tested for impairment at least annually. Each year, the Company tests for impairment of goodwill as of December 31 according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using a present value of future cash flows approach, subject to a comparison to market capitalization at the date of valuation. Although we operate in one reportable segment, for the purposes of performing this impairment test under FAS 142, we have identified three reporting units. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

The Company accounts for contingent consideration according to EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, to determine whether contingent consideration should be accounted for as an adjustment to the purchase accounting or expensed as incurred.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Revenue and direct expense recognition

The Company recognizes revenue from services provided to its clients for sales of prescription drugs by either pharmacies in the Company’s nationwide network or through the Company’s mail order facilities, and related claims processing fees. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When the Company has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, total payments from these clients are recorded as revenue and payments to the network pharmacy provider and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require the Company to assume the credit risk of its clients’ abilities to pay. In addition, under a vast majority of its client contracts, the Company is at risk for the difference between the payments the Company receives from its clients and the negotiated reimbursements the Company pays to its pharmacies. When the Company administers pharmacy reimbursement contracts and does not assume credit risk, the Company records only the net revenue and the administrative or processing fees.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands except per share data):

	2008	2007	2006
Net income available to common stockholders	$50,394	$39,268	$31,574

Calculation of shares:
Weighted average common shares outstanding, basic	42,527	41,525	40,270
Dilutive effect of stock options, restricted stock awards and warrants	1,061	1,481	2,049

Weighted average common shares outstanding, diluted	43,588	43,006	42,319

Net income per common share, basic	$1.18	$0.95	$0.78
Net income per common share, diluted	$1.16	$0.91	$0.75

During all periods presented, options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of the common shares:

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other comprehensive income

Comprehensive income at December 31, 2008 consists of net income plus unrealized net losses on investments held as available for sale.

Stock-based compensation

On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under the modified-prospective-transition method, compensation cost recognized in the year ended December 31, 2006 included (i) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).

3.	RECENT ACCOUNTING PRONOUNCEMENTS

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	2008	2007
Computer hardware	$5,951	$3,921
Computer software	8,163	6,050
Furniture, fixtures and office equipment	6,462	4,769
Leasehold improvements	7,591	4,363
Transportation equipment	2,916	2,916
Assets not yet placed in service	2,615	498

Total property and equipment	33,698	22,517
Accumulated depreciation	(13,980)	(9,538)

Total property and equipment, net	$19,718	$12,979

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Depreciation expense for the years ended December 31, 2008, 2007, and 2006 was $4.7 million, $3.6 million and $2.6 million, respectively.

5.	INTANGIBLE ASSETS

The following table sets forth the components of intangible assets at December 31, 2008 and 2007 (in thousands):

	2008	2007	Amortization period
Customer relationships	$60,896	$36,296	5.5 years – 20 years
Non-compete agreements	411	374	2 years – 3 years
Trade names	1,400	—	3.5 years
Developed technology	620	—	5 years
Other PBM contracts	6,387	7,591	5 months – 20 years

Total intangible assets	69,714	44,261
Accumulated amortization	(15,235)	(11,925)

	$54,479	$32,336

Customer relationships represent the estimated fair value of the customer relationships at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income–method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the future cash flow, based on management’s best estimate. During 2008, we wrote-off approximately $2.0 million of fully amortized intangible assets. There was no income statement impact for this adjustment.

Amortization expense of intangible assets for the years ended December 31, 2008, 2007 and 2006 was $5.3 million, $4.3 million and $3.0 million, respectively. The estimated aggregate amortization expense of intangible assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, is $5.7 million, $5.2 million, $4.7 million, $4.1 million and $4.1 million, respectively.

6.	GOODWILL

The changes in goodwill for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Balance as of January 1	$149,413	$118,055
Goodwill acquired	102,699	28,262
Contingent consideration incurred	850	3,096

Balance as of December 31	$252,962	$149,413

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. The Company performed its annual impairment testing at December 31, 2008 and 2007 and concluded that no impairment of goodwill exists at its reporting units. Approximately $118.8 million and $39.4 million of the Company’s goodwill is deductible for income tax purposes in 2008 and 2007, respectively.

7.	FAIR VALUE MEASUREMENTS

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

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The following table details the fair value measurements within the fair value hierarchy of our financial assets (in thousands):

	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$41,870	$41,870	—	—
Available for sale investments	11,625	—	—	$11,625

Total assets measured at fair value	$53,495	$41,870	—	$11,625

The valuation technique used to measure fair value for our Level 1 and 2 assets is a market approach, with Level 1 using market prices and Level 2 using other relevant information generated by market transactions involving identical or comparable assets. The valuation technique used to measure fair value for our Level 3 assets is an income approach, where the expected future cash flows were discounted back to present value for each asset.

In the second quarter of 2008, we reclassified our investments related to auction rate securities (ARS) to the Level 3 category of the fair value hierarchy due to the continued lack of a market resulting in unobservable inputs associated with these securities. During the first quarter of 2008, such investments, which are classified as non-current, were included in the Level 2 category. Our ARS are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. Currently, we are unlikely to be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not fully active, although there have been instances of redemptions at par by issuers. As such, these investments currently lack short-term liquidity and therefore are classified as non-current on our December 31, 2008 balance sheet.

Due to the failed auction status and current lack of liquidity in the market for such securities, the valuation methodology includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discount model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we record either a temporary impairment charge, net of tax, in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our statement of operations. Accordingly, we recorded a temporary impairment charge of $1.1 million in the fourth quarter of 2008 to reduce the value of our ARS classified as

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

available-for-sale securities. If circumstances arise which would require us to change our assumptions or the credit rating of the security issuer deteriorates, we may be required to adjust the carrying values of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

Based on our cash and cash equivalents balance at December 31, 2008 of $55.0 million, our available $50.0 million revolving credit facility, and our positive operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to have a material impact on our liquidity, financial condition, results of operations or cash flows. We believe we have the ability to hold the securities until liquidity returns to the market, other secondary markets develop, or the securities mature. Nonetheless, where appropriate, we are actively exploring and pursuing alternatives for obtaining relief from the unanticipated illiquidity of the ARS holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse.

The following table reflects the activity for our major classes of assets measured at fair value using Level 3 inputs for the year ended December 31, 2008 (in thousands):

Available for sale investments
Balance, January 1, 2008	$—
Transfers from Level 2	14,375
Redemptions and sales during the period	(1,650)
Unrealized loss in accumulated other comprehensive income	(1,100)

Balance, December 31, 2008	$11,625

8.	CREDIT FACILITY AND NOTES PAYABLE

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

At December 31, 2008 and 2007, we had no net borrowings under the credit facility. During the third quarter of 2008, there was a drawing under the credit facility of $25.0 million, which was subsequently repaid prior to year end. Interest expense in 2008 related to the drawings on this credit facility was approximately $0.2 million.

9.	INCOME TAXES

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

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Our federal income tax returns for 2005 through 2008 are open tax years. State jurisdictions that remain subject to examinations range from 2004 to 2008.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The components of income tax (benefit) expense at December 31, 2008, 2007 and 2006 are as follows (in thousands):

		2008	2007	2006
Current:	Federal	$24,990	$21,854	$17,378
	State	2,507	2,982	2,672
	Foreign	19	59	—

	Total	27,516	24,895	20,050

Deferred:	Federal	1,957	(891)	(3)
	State	(204)	(333)	361

	Total	1,753	(1,224)	358

Total:	Federal	26,947	20,963	17,375
	State	2,303	2,649	3,033
	Foreign	19	59	—

	Total	$29,269	$23,671	$20,408

A summary of the components of deferred income taxes at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$325	$316
Equity based compensation	1,468	1,134
Deferred rent	716	786
Federal and state net operating loss carryforwards	168	2
Capital loss	752	—
Other	570	58

Total deferred tax assets	3,999	2,296
Valuation allowance	(752)	—

Total deferred tax assets net of valuation allowance	3,247	2,296

Deferred tax liabilities:
Goodwill	(5,499)	(3,312)
Deferred charges	(108)	(116)
Property and equipment	(2,110)	(856)
Customer-based and other intangibles	(9,791)	(8,692)

Total deferred tax liability	(17,508)	(12,976)

Net deferred tax liability	$(14,261)	$(10,680)

The Company had net operating loss carryforwards of $4.9 million and $1.8 million at December 31, 2008 and 2007, respectively, which were available to offset future state taxable income.

The Company had determined that a valuation allowance is needed against a deferred tax asset related to the capital loss that the Company realized during 2008 because there is not enough positive evidence to meet the “more likely than not” threshold for recognition.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2008	2007	2006
U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	1.9	2.7	3.6
Non-deductible expenses	0.2	0.2	0.2
Non-taxable income	(0.1)	(0.3)	—
Foreign tax credits	—	(0.1)	—
Other	(0.3)	0.1	0.3

Effective tax rate	36.7%	37.6%	39.1%

10.	STOCKHOLDERS’ EQUITY

Equity Plans

In 1999, the Company established the Catalyst Health Solutions, Inc. 1999 Stock Option Plan (“1999 SOP”). The 1999 SOP provides for a maximum of 4,000,000 common shares of the Company to be issued as option grants. A Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the 1999 SOP. All option grants expire in ten years. All officers, employees and independent contractors of the Company are eligible to receive option awards at the discretion of the Committee.

In 2000, the shareholders approved and the Company adopted the Catalyst Health Solutions, Inc. 2000 Stock Option Plan (“2000 SOP”). The 2000 SOP provides for a maximum of 1,000,000 common shares of the Company to be issued as option grants. A Committee of the Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the 2000 SOP. All option grants expire in ten years. All officers, employees and independent contractors of the Company are eligible to receive option awards at the discretion of the Committee.

In 2000, the shareholders approved and the Company adopted the Catalyst Health Solutions, Inc. Directors’ Stock Option Plan (“Directors’ SOP”). The Directors’ SOP, as subsequently amended, provided for a maximum of 400,000 common shares of the Company to be issued as option grants. The Board of Directors determines award amounts, option prices and vesting periods, subject to the provisions of the Directors’ SOP. All option grants expire in ten years. All non-employee Directors of the Company are eligible to receive option awards at the discretion of the Board of Directors.

In 2003, the shareholders approved and the Company adopted the Catalyst Health Solutions, Inc. 2003 Equity Incentive Plan (“2003 EIP”). The 2003 EIP provides for a maximum of 1,500,000 common shares of the Company to be issued as option grants or restricted shares. A Committee of the Board of Directors determines award amounts, option prices, vesting periods, and restrictions, subject to the provisions of the 2003 EIP. All grants expire in ten years. All officers, employees and independent contractors of the Company are eligible to receive option and restricted stock awards at the discretion of the Committee.

In 2004, the shareholders approved and the Company adopted the Catalyst Health Solutions, Inc. 2004 Employee Stock Purchase Plan (“ESPP”). The ESPP provides eligible employees of the Company with opportunities to purchase shares of the Company common stock. 100,000 shares have been approved for this purpose. The ESPP is intended to qualify as an “employee stock purchase plan” as defined in Section 423 if the Internal Revenue Code of 1986, as amended.

In 2006, the shareholders approved and the Company adopted the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan (“2006 SIP”). The 2006 SIP provides for a maximum of 1,500,000 common shares of the Company to be issued as option grants or restricted shares. A Committee of the Board of Directors determines award amounts, option prices, vesting periods, and restrictions, subject to the provisions of the 2006 SIP. All grants expire in ten years. All employees, outside directors and independent contractors of the Company are eligible to receive option and restricted stock awards at the discretion of the Committee.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock Options

A summary of the Company’s stock option activity for the year ended December 31, 2008 is as follows (in thousands, except price per share and weighted-average exercise price):

	Number of Options	Price Per Share	Weighted - Average Exercise Price
Balance, December 31, 2007	2,035	$2.42 –17.64	$7.34
Granted	—	—	—
Exercised	(669)	2.42 – 16.51	6.91
Forfeited	(5)	—	12.40

Balance, December 31, 2008	1,361	$2.42 –17.64	$7.54

Exercisable, December 31, 2008	1,361	$2.42 –17.64	$7.54

The aggregate intrinsic value of exercisable stock options at December 31, 2008 and 2007 was approximately $22.9 million and $38.1 million, respectively, with weighted average remaining life of 3.8 years and 4.7 years, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2008 and 2007 was $15.4 million and $23.2 million, respectively.

Restricted Stock Awards

A summary of the Company’s restricted share activity for the year ended December 31, 2008 is as follows (in thousands, except for fair market value per share):

	Shares	Weighted Average Fair Value Per Share
Non-vested shares outstanding at December 31, 2007	463	$25.83
Granted	266	28.97
Vested	(197)	24.77
Forfeited or expired	(66)	29.47

Non-vested shares outstanding at December 31, 2008	466	$27.56

The fair value of restricted shares, based on the Company’s stock price at the date of grant, is expensed over the vesting period. As of December 31, 2008 and 2007, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $9.9 million and $9.3 million, respectively, with a weighted average period over which it is expected to be recognized of 2.5 years.

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

Effective January 1, 2007, the ESPP was modified, allowing eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP, as modified, is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases are included in the Company’s stock-based compensation expense for the years ended December 31, 2007 and 2008.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Common Stock Warrants

During 2002, the Company issued common stock warrants to a customer granting the right to purchase 250,000 shares of the Company’s common stock for $5.22 per share. The warrants were exercisable at any time after the grant date, with a condition that the Company must be the exclusive provider of PBM services to the customer on the date of exercise. The term of the PBM contract was from July 1, 2002, to September 30, 2009. Using an equity-pricing model, the 250,000 warrants were valued at $400,000, a charge that was being recognized on a straight-line basis over the life of the seven-year contract beginning July 2002. The Company recorded $57,000 of contra-revenue related to amortization of the cost of the warrants in each of 2008, 2007 and 2006, respectively. All 250,000 of these warrants were exercised in 2005.

Pursuant to an acquisition in 2004, the Company issued common stock warrants of 55,000, 100,000 and 100,000, effective July 2007, 2006 and 2005, respectively, at an exercise price of $15.45 per share. The warrants were issued based on the achievement of certain revenue and gross profit targets. The issuance of these warrants resulted in additional goodwill as a component of acquisition accounting. These 255,000 common stock warrants remain issued and outstanding at December 31, 2008.

Treasury Stock

Recipients of restricted stock awards are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. The Company accounts for these share purchases as treasury stock transactions using the cost method. For the years ended December 31, 2008 and 2007, 70,000 and 52,000 shares, respectively, were used for this purpose at a value of approximately $1.8 million and $1.4 million, respectively.

11.	BUSINESS COMBINATIONS

Acquisition of Immediate Pharmaceutical Services, Inc.

On August 5, 2008, we acquired Immediate Pharmaceutical Services, Inc. (“IPS”) from Discount Drug Mart, Inc. IPS operates a fully-integrated prescription mail service fulfillment center located outside of Cleveland, Ohio. The IPS acquisition provides us with a foundation for building our mail service capability and to enable us to provide our clients with an in-house mail service option. Total consideration for the acquisition of IPS consisted of cash payments of $40.0 million and approximately $1.2 million in transaction costs. The purchase price of IPS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Based on management’s best estimate, the acquisition of IPS resulted in $24.2 million of goodwill and $6.0 million of customer relationship intangibles with an estimated useful life of 18 years. Goodwill related to this acquisition is non-deductible for tax purposes.

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

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Description	At August 5, 2008
Current assets, including cash of $681	$17,327
Other assets	852
Intangible assets	6,000
Goodwill	24,173

Total assets acquired	48,352
Liabilities assumed	(7,172)

Net assets acquired	$41,180

Unaudited pro forma financial information has not been included because of the immateriality of the IPS business combination.

Acquisition of HospiScript Services, LLC

On May 16, 2008, we acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to HospiScript Services through common ownership (collectively, “HospiScript”). HospiScript provides pharmacy medication therapy management services to the hospice industry.

Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.4 million in transaction related costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million, subject to specified operating performance standards, of which approximately $0.9 million was earned in 2008. Contingent consideration earned is accounted for as additional goodwill.

The purchase price of HospiScript was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Based on management’s best estimate, including our valuation report of the allocation of the purchase price to the net assets acquired, the acquisition of HospiScript resulted in goodwill of $79.4 million and intangibles assets, consisting of customer relationships of $18.6 million with an estimated 18 year life, trade names of $1.4 million with an estimated 3.5 year life, and developed technology of $0.6 million with an estimated 5 year life. Goodwill related to this acquisition is deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of HospiScript operations are included in our consolidated financial statements since the date of acquisition. Amounts are in thousands.

Description	At May 16, 2008
Current assets, including cash of $1,232	$13,870
Other assets	1,870
Intangible assets	20,775
Goodwill	79,375

Total assets acquired	115,890
Liabilities assumed	(11,887)

Net assets acquired	$104,003

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

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year ended December 31,
	2008	2007
Revenue	$2,549,860	$1,870,367
Net income	51,907	42,154
Net income per share, basic	$1.22	$1.02
Net income per share, diluted	$1.19	$0.98
Weighted average shares, basic	42,527	41,524
Weighted average shares, diluted	43,588	43,006

Acquisition of R/xx

In November 2006, the Company purchased all of the outstanding common stock of R/xx Pharmacy Solutions, Inc. (“R/xx”), an Arizona corporation, for $16.0 million in cash and $0.7 million in related transaction costs. Pursuant to the acquisition agreement, additional cash consideration of $2.1 million was earned and paid in 2007 based on successful achievement of certain client retention criteria and recorded as additional goodwill. R/xx is a provider of pharmacy benefit management services with a strategic focus on clients in the Arizona, Nevada and Hawaii markets.

Acquisition of EBRx

In December 2005, the Company acquired the common stock of EBRx. Consideration consisted of a cash payment of $27.9 million and $0.9 million in related transaction costs. Pursuant to the acquisition agreement, additional cash consideration of $2.9 million was earned and paid through 2007 based on successful achievement of certain performance based standards and recorded as additional goodwill.

In January 2006, as contemplated by the original transaction, a separate entity owned by former owners of EBRx and its management team purchased a 20% ownership interest in the parent of EBRx through a $1.0 million equity investment. In February 2007, under the terms of the transaction, we acquired this remaining 20% minority ownership interest. This transaction resulted in a cash payment of $30.3 million, of which $29.0 million was recorded as additional goodwill, prior to the repayment of certain related transaction debt and accrued interest. In May 2007, the related transaction debt of $1.0 million plus accrued interest of $0.1 million was repaid.

Other acquisitions

To support its geographic expansion and growth, the Company has periodically completed various insignificant business acquisitions to secure local operating assets, new pharmacy network contracts and local market executive offices. None of these transactions has had any significant impact on the Company’s reported revenues, assets or results of operations.

12.	LEASE COMMITMENTS

The Company maintains non-cancelable lease agreements for office space in its 22 main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The future minimum payments due under non-cancelable leases are as follows (in thousands):

2009	$5,334
2010	5,214
2011	4,689
2012	4,338
2013	4,118
Thereafter	7,755

$31,448

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $5.1 million, $3.3 million and $2.4 million, respectively.

13.	COMMITMENTS AND CONTINGENCIES

In December 2008, we formed an entity called First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. This initiative is designed to provide enhanced capabilities in the distribution of specialty drugs, invest in various member-focused programs to deliver care-effective and cost-effective drugs to our customers, and access the Walgreens’ network of mail service pharmacies for over-flow mail volume, back-up, and redundancy. As a part of this arrangement, we received $7.0 million in cash. We have considered the accounting for the investment and the contract extension and have recorded a liability in our consolidated balance sheet at December 31, 2008, pursuant to Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. We are also recognizing expense associated with the accretion of $1.0 million in other value to an ultimate redemption value of $8.0 million. We have a contractual obligation to redeem the total investment in cash in the year 2013.

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

14.	SEGMENT REPORTING

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

15.	401(k) SAVINGS PLAN

In April 2000, the Company authorized the establishment of an employee 401(k) Savings Plan (the “Plan”). The Plan benefit is available to all Company employees, subject to certain service requirements. The Company matches the first $1,000 of the employee’s contribution and 50% thereafter, up to a discretionary pre-defined limit, on the first ten percent of the employee’s pre-tax deferral subject to statutory limits. The Company’s matching contribution vests ratably over 5 years for each employee. For the years ended December 31, 2008, 2007, and 2006, the Company incurred expense of $0.8 million, $0.7 million, and $0.8 million respectively, under the Plan.

16.	RELATED PARTY TRANSACTIONS

In February 2006, the Company entered into a sublease with United Medical Bank, FSB (“UMB”) for 4,364 square feet of finished office space on the third floor of 800 King Farm Boulevard. A member of the Company’s Board of Directors at that time (the “related party”), held a controlling interest in UMB. The rental rate under the sublease was the same rate specified under UMB’s prime lease with the landlord. The Company paid $115,000 in sublease payments in 2006 and $86,000 in 2007. The sublease was terminated effective August 31, 2007.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2007, the Company expanded its corporate offices in Rockville, Maryland by acquiring 34,382 square feet of finished office space from two related party lessees on the third floor of 800 King Farm Boulevard. In these transactions the Company assumed one prime lease with the landlord for 17,487 square feet of space and agreed to assume a second prime lease with the landlord for another 16,895 square feet. In the second transaction, the Company contemporaneously subleased 6,932 square feet of finished office space it held on the first floor of 800 King Farm Boulevard back to the related party. The transactions allowed the Company to consolidate operations on two contiguous floors and reflected only the assumption of actual occupancy costs. The rent charged by the Company under the sublease is the Company’s actual rent obligation for the space amounting to $233,000 and $76,000 in 2008 and 2007, respectively.

In November 2008, the Company continued its expansion of corporate offices in Rockville, Maryland by acquiring an additional 3,032 square feet of finished office space from a related party lessee on the third floor of 800 King Farm Boulevard. The Company’s rent obligation for this space amounted to approximately $8,000 in 2008.

17.	SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008 Quarterly Operating Results
Revenue (excludes member co-payments of $190,612, $173,978, $193,334, and $195,623 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2008)	$588,644	$614,302	$653,033	$687,400
Operating income	16,764	18,266	19,487	20,915
Income before income taxes	18,626	19,405	20,188	21,444
Net income	$11,604	$12,013	$12,597	$14,180
Net income per common share, basic	$0.27	$0.28	$0.30	$0.33
Net income per common share, diluted	$0.27	$0.28	$0.29	$0.33

2007 Quarterly Operating Results
Revenue (excludes member co-payments of $156,069, $143,362, $164,792, and $171,333 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2007)	$406,372	$421,004	$498,393	$531,928
Operating income	14,746	11,938	14,307	15,448
Income before income taxes	16,011	13,342	16,097	17,489
Net income	$9,709	$8,199	$9,751	$11,609
Net income per common share, basic	$0.24	$0.20	$0.23	$0.28
Net income per common share, diluted	$0.23	$0.19	$0.23	$0.27

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CATALYST HEALTH SOLUTIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance Beginning of Period	Additions/ (Reductions) Charged to Costs and Expense	Additions/ (Reductions) Due to Acquisitions	Deductions	Balance End of Period
Deduction from asset account:
Allowance for accounts receivable:
Year ended December 31, 2008	$1,043	$201	$350	$(126)	$1,468
Year ended December 31, 2007	2,122	(433)	—	(646)	1,043
Year ended December 31, 2006	1,016	1,504	(60)	(338)	2,122

S-1