Form 10-Q
period 2009-03-31
CATALYST HEALTH SOLUTIONS, INC.
filed 2009-05-07
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. (See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 30, 2009 there were 43,807,369 shares outstanding of the Registrant’s $0.01 par value common stock.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

First Quarter 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$107,141	$54,979
Accounts receivable, net of allowances of $1,437 and $1,468 at March 31, 2009 and December 31, 2008, respectively	278,999	292,906
Income taxes receivable	—	3,694
Deferred income taxes	217	217
Inventory, net of allowances of $89 and $0 at March 31, 2009 and December 31, 2008, respectively	3,877	4,895
Other current assets	7,370	5,516

Total current assets	397,604	362,207
Property and equipment, net of accumulated depreciation of $15,251 and $13,980 at March 31, 2009 and December 31, 2008, respectively	20,019	19,718
Intangible assets, net	52,718	54,479
Goodwill	253,656	252,962
Investments, net	11,568	11,625
Other assets	545	646

Total assets	$736,110	$701,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$313,539	$301,339
Accrued expenses and other current liabilities	13,385	11,611
Income taxes payable	4,225	—

Total current liabilities	331,149	312,950
Deferred rent expense	3,223	3,263
Deferred income taxes	15,037	14,478
Other liabilities	8,111	7,017

Total liabilities	357,520	337,708

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 43,842 and 43,526 shares issued at March 31, 2009 and December 31, 2008, respectively	438	435
Additional paid-in capital	210,374	208,699
Treasury stock, at cost, 196 shares and 158 shares at March 31, 2009 and December 31, 2008, respectively	(4,993)	(4,194)
Accumulated other comprehensive loss	(720)	(684)
Retained earnings	173,491	159,673

Total stockholders’ equity	378,590	363,929

Total liabilities and stockholders’ equity	$736,110	$701,637

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2009	2008
Revenue (excludes member co-payments of $202,425 and $190,612 for the three months ended March 31, 2009 and 2008, respectively)	$703,272	$588,644

Direct expenses	662,142	557,451
Selling, general and administrative expenses	19,319	14,429

Total operating expenses	681,461	571,880

Operating income	21,811	16,764
Interest income	323	1,897
Interest expense	(131)	(36)
Other income	1	1

Income before income taxes	22,004	18,626
Income tax expense	8,186	7,022

Net income	$13,818	$11,604

Net income per share, basic	$0.32	$0.27
Net income per share, diluted	$0.32	$0.27
Weighted average shares of common stock outstanding, basic	42,935	42,219
Weighted average shares of common stock outstanding, diluted	43,631	43,384

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$13,818	$11,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,271	1,025
Amortization of intangibles and other assets	1,474	1,032
Allowances on accounts receivable	54	(10)
Deferred income taxes	393	104
Equity based compensation charges	1,537	1,237
Other non-cash charges	95	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	13,853	(7,110)
Income taxes payable	7,638	4,825
Inventory, net	1,018	23
Other assets	(1,866)	(2,162)
Accounts payable, accrued expenses, and other liabilities	14,745	24,254

Net cash provided by operating activities	54,030	34,822

Cash flows from investing activities:
Purchases of property and equipment	(1,572)	(1,358)
Business acquisitions and related payments, net of cash acquired	(880)	—
Purchases of marketable securities	—	(6,825)
Sales of marketable securities	—	36,050

Net cash (used in) provided by investing activities	(2,452)	27,867

Cash flows from financing activities:
Proceeds from First Rx Specialty and Mail Services, LLC arrangement	1,000	—
Proceeds from exercise of stock options	209	1,217
Excess tax benefit from option exercises and restricted stock vesting	96	1,492
Proceeds from shares issued under employee stock purchase plan	78	106
Purchases of treasury stock	(799)	(607)

Net cash provided by financing activities	584	2,208

Net increase in cash and cash equivalents	52,162	64,897
Cash and cash equivalents at the beginning of period	54,979	80,973

Cash and cash equivalents at the end of period	$107,141	$145,870

Supplemental disclosure:
Cash paid for interest	$23	$23
Cash paid for taxes	$58	$606

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the three months ended March 31,
	2009	2008
Comprehensive income:
Net income	$13,818	$11,604
Other comprehensive income, net of tax:
Unrealized loss on investments	(720)	—

Total comprehensive income	$13,098	$11,604

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two FSPs relate to measuring the fair value of financial instruments when the markets become inactive and the quoted prices may reflect distressed transactions, and disclosure of fair values of certain financial instruments in interim financial statements. The FASB also issued a third FSP relating to the accounting for impaired debt securities titled FSP 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (FSP 115-2). These FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted in certain circumstances for periods ending after March 15, 2009. We will adopt all three FSPs for our quarter ending June 30, 2009. We are currently evaluating the impact that these FSPs will have on our financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (FSP 141(R)-1). FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We expect FSP 141(R)-1 will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of any acquired contingencies.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of SFAS No. 162 will not impact the presentation of our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141 (R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies and transaction costs. In addition, any changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) was effective beginning in our first quarter of fiscal 2009. We expect FSAS No. 141(R) will have an impact on our consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquisitions we consummate after the effective date of January 1, 2009.

3.	FAIR VALUE MEASUREMENTS

Effective January 1, 2009, we implemented the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), for our nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis. These include those nonfinancial assets and liabilities measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those assets and liabilities initially measured at fair value in a business combination. The adoption of SFAS No. 157 for our nonfinancial assets and liabilities that are measured at fair value on a non-recurring basis did not have an impact on our financial condition, results of operations or cash flows; however, it could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

The following table details the fair value measurements of our financial assets measured on a recurring basis as of March 31, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. Amounts are in thousands.

	March 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$87,038	$87,038	—	—
Available for sale investments	11,568	—	—	$11,568

Total assets measured at fair value	$98,606	$87,038	—	$11,568

	December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$41,870	$41,870	—	—
Available for sale investments	11,625	—	—	$11,625

Total assets measured at fair value	$53,495	$41,870	—	$11,625

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, where the expected future cash flows were discounted back to present value for each asset.

Our auction rate securities (ARS) are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. Currently, we are unlikely to be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not fully active, although there have been instances of redemptions at par by issuers. As such, these investments currently lack short-term liquidity and therefore are classified as non-current on our balance sheet.

Due to the failed auction status and current lack of liquidity in the market for such securities, the valuation methodology includes certain assumptions that were not supported by prices from observable current market transactions in the same instruments nor were they based on observable market data. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discount model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we record either a temporary impairment charge, net of tax, in accumulated other comprehensive income or an other-than-temporary impairment charge in other income in our statement of operations. Accordingly, we recorded temporary impairment charges of $1.1 million in the fourth quarter of 2008 and approximately $57 thousand in the first quarter of 2009 to reduce the value of our ARS classified as available-for-sale securities. If circumstances arise which would require us to change our assumptions or the credit rating of the security issuer deteriorates, we may be required to adjust the carrying values of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

Based on our cash and cash equivalents balance at March 31, 2009 of $107.1 million, our available $50.0 million revolving credit facility, and our positive operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to have a material impact on our liquidity, financial condition, results of operations or cash flows. We believe we have the ability to hold the securities until liquidity returns to the market, other secondary markets develop, or the securities mature. Nonetheless, where appropriate, we are actively exploring and pursuing alternatives for obtaining relief from the unanticipated illiquidity of the ARS holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse.

In the second quarter of 2008, we reclassified our investments related to ARS from the Level 2 category to the Level 3 category of the fair value hierarchy due to the continued lack of a market resulting in unobservable inputs associated with these securities. The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	For the three months ended March 31,
	2009	2008
Beginning Balance, January 1	$11,625	$—
Redemptions and sales during the period	—	—
Unrealized loss included in accumulated other comprehensive income	(57)	—

Balance, March 31	$11,568	$—

4.	BUSINESS COMBINATIONS

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

The purchase price of IPS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $24.8 million, mail order customer relationship intangibles of $5.0 million with an estimated useful life of 18 years, and PBM customer relationship intangibles of $0.6 million with an estimated useful life of 5.5 years. Goodwill related to this acquisition is non-deductible for tax purposes.

Unaudited pro forma financial information has not been included because of the immateriality of the IPS business combination.

Acquisition of HospiScript Services, LLC

On May 16, 2008, we acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to HospiScript Services through common ownership (collectively, “HospiScript”). HospiScript provides pharmacy medication therapy management services to the hospice industry. Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.5 million in transaction related costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million, subject to specified operating performance standards, of which approximately $0.9 million was earned in 2008 and paid in 2009. Contingent consideration earned is accounted for as additional goodwill.

The purchase price of HospiScript was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $79.4 million and intangibles assets, consisting of customer relationships of $18.6 million with an estimated 18 year life, trade names of $1.4 million with an estimated 3.5 year life, and developed technology of $0.6 million with an estimated 5 year life. Goodwill related to this acquisition is deductible for tax purposes.

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of HospiScript had been completed as of the beginning of the period presented, after giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

Three months ended March 31, 2008
Revenue	$593,017
Net income	12,657
Net income per share, basic	$0.30
Net income per share, diluted	$0.29
Weighted average shares, basic	42,219
Weighted average shares, diluted	43,384

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2009 are as follows (in thousands):

2009
Balance as of January 1, 2009	$252,962
Adjustments to goodwill acquired in prior acquisitions	694

Balance as of March 31, 2009	$253,656

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2008 and concluded that no impairment of goodwill existed.

The following table sets forth the components of intangible assets (in thousands):

	March 31, 2009	December 31, 2008	Amortization period
Customer relationships	$60,496	$60,896	5.5 years – 20 years
Non-compete agreements	155	411	2 years – 3 years
Trade names	1,400	1,400	3.5 years
Developed technology	620	620	5 years
Other PBM contracts	5,593	6,387	5 months – 20 years

Total intangible assets	68,264	69,714
Accumulated amortization	(15,546)	(15,235)

	$52,718	$54,479

Customer relationships represent the estimated fair value of customer relationships at the dates of acquisition. This estimated fair value and the weighted average useful-lives are based on income-method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the expected period of future cash flow, based on management’s best estimate. In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the period ending March 31, 2009.

During the first quarter of 2009, we wrote-off approximately $1.1 million of fully amortized intangible assets. There was no income statement impact for this adjustment.

The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, is $5.7 million, $5.2 million, $4.7 million, $4.1 million and $4.0 million, respectively.

6.	CREDIT FACILITY

In September 2006, we entered into a new $50.0 million revolving credit facility with our primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. The credit facility is collateralized by all of our assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA. There was no outstanding balance at March 31, 2009 or December 31, 2008 on this credit facility.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the three months ended March 31, 2009 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	1,361	$7.54
Granted	—	—
Exercised	(32)	6.62
Forfeited or expired	—	—

Outstanding at March 31, 2009	1,329	$7.56

Exercisable at March 31, 2009	1,329	$7.56

The aggregate intrinsic value of exercisable stock options at March 31, 2009 was approximately $16.3 million with a weighted average remaining life of 3.6 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was approximately $0.4 million.

Restricted Stock Awards

A summary of our restricted share activity for the three months ended March 31, 2009 is as follows (in thousands, except for fair market value per share):

	Shares	Fair Market Value Per Share
Non-vested shares outstanding at December 31, 2008	466	$27.56
Granted	282	21.51
Vested	(88)	27.96
Forfeited or expired	(2)	30.80

Non-vested shares outstanding at March 31, 2009	658	$24.91

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of March 31, 2009, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $14.3 million with a weighted average period over which it is expected to be recognized of 3.1 years.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. For the three months ended March 31, 2009, approximately 38,700 shares were used for this purpose at a value of approximately $0.8 million.

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory under the provisions of SFAS No. 123(R) and therefore no portion of the costs related to ESPP purchases is included in the Company’s stock-based compensation expense.

8.	INCOME TAXES

The effective income tax rates were 37.2% during the three months ended March 31, 2009 and 37.7% during the comparable period in 2008 and represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in the first quarter of 2009 was lower than in the comparable period in 2008 primarily due to a decrease in our overall mix of state income tax rates.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2009	2008
Net income available to common stockholders	$13,818	$11,604

Calculation of shares:
Weighted average common shares outstanding, basic	42,935	42,219
Dilutive effect of stock options, restricted stock awards and warrants	696	1,165

Weighted average common shares outstanding, diluted	43,631	43,384

Net income per common share, basic	$0.32	$0.27

Net income per common share, diluted	$0.32	$0.27

During all periods presented, all options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

In December 2008, we formed an entity named First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. This initiative was designed to provide enhanced capabilities in the distribution of specialty drugs, invest in various member-focused programs to deliver care-effective and cost-effective drugs to our customers, and access the Walgreens’ network of mail service pharmacies for over-flow mail volume, back-up, and redundancy. As a part of this arrangement, we received $7.0 million in cash in December 2008 and $1.0 million of cash in the first quarter of 2009. We have considered the accounting for the investment and the contract extension and have recorded a liability in our consolidated balance sheet, pursuant to Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. We are also recognizing expense, of which $0.1 million was recognized in the first quarter of 2009, associated with the accretion of $1.0 million in other value to an ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total investment in cash in the year 2013.

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

This Quarterly Report on Form 10-Q may contain certain forward-looking statements, including without limitation, statements concerning Catalyst Health Solutions, Inc.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on Catalyst Health Solutions, Inc.’s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, particularly under Item 1A, “Risk Factors”, and in our other filings with the Securities and Exchange Commission. In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in Catalyst Health Solutions, Inc.’s business or growth strategy or an inability to execute its strategy, including due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

Catalyst Health Solutions, Inc. is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name Catalyst Rx. Our clients include self-insured employers, including state and local governments; managed care organizations; unions; third-party administrators, referred to as TPAs; hospices; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs.

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

For the three months ended March 31, 2009, our revenue increased by approximately 20% to $703.3 million from $588.6 million for the same period in 2008. Our increase in revenue in 2009 is primarily due to our initiation of services with several new PBM clients as well as the impact of our 2008 acquisitions of IPS and HospiScript. Total claims processed increased to 13.8 million for the three months ended March 31, 2009, from 12.8 million during the same period in 2008. Our recent business acquisitions contributed over 0.8 million claims during the first quarter of 2009. For the three months ended March 31, 2009, our revenue per claims processed increased by approximately 11% when compared to the same period in 2008. The increase in revenue per claims processed for 2009 was primarily impacted by manufacturer driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $202.4 million and $190.6 million for the three months ended March 31, 2009 and 2008, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended March 31,
	2009	2008
Reported revenue	$703.3	$588.6
Member co-payments	202.4	190.6

Total	$905.7	$779.2

Reported direct expenses	$663.4	$557.5
Member co-payments	202.4	190.6

Total	$865.8	$748.1

In December 2008, we formed an entity named First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. This initiative was designed to provide enhanced capabilities in the distribution of specialty drugs, invest in various member-focused programs to deliver care-effective and cost-effective drugs to our customers, and access the Walgreens’ network of mail service pharmacies for over-flow mail volume, back-up, and redundancy. As a part of this arrangement, we received $7.0 million in cash in December 2008 and $1.0 million of cash in the first quarter of 2009. We have considered the accounting for the investment and the contract extension and have recorded a liability in our consolidated balance sheet, pursuant to Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. We are also recognizing expense, of which $0.1 million was recognized in the first quarter of 2009, associated with the accretion of $1.0 million in other value to an ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total investment in cash in the year 2013.

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

The purchase price of IPS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $24.8 million, mail order customer relationship intangibles of $5.0 million with an estimated useful life of 18 years, and PBM customer relationship intangibles of $0.6 million with an estimated useful life of 5.5 years. Goodwill related to this acquisition is non-deductible for tax purposes.

Acquisition of HospiScript

On May 16, 2008, we acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to HospiScript Services through common ownership (collectively, “HospiScript”). HospiScript provides pharmacy medication therapy management services to the hospice industry. Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.5 million in transaction related costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million, subject to specified operating performance standards, of which approximately $0.9 million was earned in 2008 and paid in 2009. Contingent consideration earned is accounted for as additional goodwill.

The purchase price of HospiScript was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $79.4 million and intangibles assets, consisting of customer relationships of $18.6 million with an estimated 18 year life, trade names of $1.4 million with an estimated 3.5 year life, and developed technology of $0.6 million with an estimated 5 year life. Goodwill related to this acquisition is deductible for tax purposes.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue. Revenue from operations for the three months ended March 31, 2009 and 2008 were $703.3 million and $588.6 million, respectively. Revenue increased over the comparable period in 2008 by $114.7 million. Total claims processed increased to 13.8 million for the three months ended March 31, 2009 from 12.8 million for the same period in 2008. The primary contributors to the increase in revenue and prescription volume were our 2008 acquisitions of IPS and HospiScript. For the three months ended March 31. 2009, our revenue per claims processed increased by approximately 11% when compared to the same period in 2008. The increase in revenue per claims processed for 2009 was primarily impacted by manufacturer driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Direct Expenses. Direct expenses for the three months ended March 31, 2009 and 2008 were $662.1 million and $557.5 million, respectively. Direct expenses increased by $104.6 million over the comparable period in 2008 primarily related to the $114.7 million increase in overall revenue. Direct expenses for the three months ended March 31, 2009 and 2008 represented 97.2% and 97.5% of total operating expenses for the respective periods.

Gross margin, calculated as revenue less direct expenses, is generally predictable based on client contract terms and vendor/supplier contracts. Other factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Gross margin increased to $41.1 million for the three months ended March 31, 2009 from $31.2 million for the comparable period in 2008.

Gross margin as a percentage of revenue was 5.8% and 5.3% for the three months ended March 31, 2009 and 2008, respectively. In 2009, we experienced gross margin improvements resulting from an increased level of generic substitution and higher network discount rates as well as the margin impact related to our 2008 acquisitions of IPS and HospiScript.

Selling, General and Administrative. For the three months ended March 31, 2009, selling, general and administrative expenses increased by approximately $4.9 million over the same period in the prior year to $19.3 million or 2.8% of operating expenses. This increase was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs related to our 2008 acquisition of IPS and HospiScript.

Selling, general and administrative expenses of $19.3 million for the three months ended March 31, 2009, consisted of $10.1 million in compensation and benefits, which includes $1.0 million in non-cash compensation, $1.4 million in professional fees and technology services, $2.4 million in facility costs, $0.6 million in travel expenses, $0.9 million in insurance and other corporate expenses, $0.5 million in non-employee non-cash compensation expense, and $1.0 million in other, which includes and $0.3 million in recruitment and temporary help, and $2.4 million in depreciation and amortization.

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

Interest Income. Interest income decreased to $0.3 million for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008. The decrease was primarily due to a decrease in average funds available for investment resulting from our 2008 business acquisitions.

Interest Expense. Interest expense increased to $0.1 million for the three months ended March 31, 2009. The increase in interest expense was attributable primarily to the expense associated with the accretion of $1.0 million in other value related to our First Rx Specialty and Mail Services, LLC arrangement.

Income Tax Expense. The effective income tax rate of 37.2% during the three months ended March 31, 2009 and 37.7% during the comparable period in 2008 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2009 was lower than in the comparable period in 2008 primarily due to a decrease in our overall mix of state income tax rates.

Net Income. Net income for the three months ended March 31, 2009 increased by approximately $2.2 million over the same period in 2008 to $13.8 million. The increase in net income was primarily a result of increased gross margin dollars, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are usually cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund acquisitions; however, no assurances can be given that we will be able to raise funds in light of present credit market conditions. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2009. At March 31, 2009, we had available a $50.0 million revolving credit facility and our cash and cash equivalents were $107.1 million. The increase of $52.2 million in our cash and cash equivalents since the end of fiscal 2008 resulted primarily from cash generated from operations.

We have approximately $12.7 million at par value in investments related to auction rate securities (ARS), all of which are classified as non-current on our balance sheet. Our ARS are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. We are unlikely to be able to access these funds until future auctions for these ARS are successful, or until we sell the securities in a secondary market which currently is not fully active, although there have been instances of redemptions at par to date by issuers. As such, these investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet.

For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discount model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded temporary impairment charges of $1.1 million in the fourth quarter of 2008 and approximately $57 thousand in the first quarter of 2009 to reduce the value of our ARS classified as available-for-sale securities. If circumstances arise which would require us to change assumptions or the credit rating of the security issuer deteriorates, we may be required to adjust the carrying values of our available-for-sale ARS through an other-than-temporary impairment charge in current period earnings.

Based on our cash and cash equivalents balance of $107.1 million, our available $50.0 million revolving credit facility, and our positive operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to have a material impact on our liquidity, financial condition, results of operations or cash flows. We believe we have the ability to hold the securities until liquidity returns to the market, other secondary markets develop, or the securities mature. Nonetheless, where appropriate, we are actively exploring and pursuing alternatives for obtaining relief from the unanticipated illiquidity of the ARS holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse.

Net Cash Provided by Operating Activities. Our operating activities generated $54.0 million of cash from operations in the three-month period ended March 31, 2009, a $19.2 million increase from the $34.8 million generated in the comparable prior year period. This $54.0 million in cash provided by operating activities in 2009 reflects $13.8 million in net income, plus $4.8 million in non-cash charges and $35.4 million net decrease in working capital and other assets and liabilities. This $35.4 million change in working capital, net of effects from acquisitions, was primarily due to a $14.7 million increase in accounts payable and accrued liabilities, a $7.6 million increase in income taxes payable, $13.9 million decrease in accounts receivable, and $1.0 decrease in inventory, offset by an increase of $1.8 million in other assets. The $14.7 million increase in accounts payable and accrued liabilities is reflective of a temporary net benefit in the timing of payments for our payables. The $34.8 million cash provided by operating activities for the three months ended March 31, 2008 reflects $11.6 million in net income, plus $3.4 million in non-cash charges and $19.8 million net decrease in working capital and other assets and liabilities.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities for the three months ended March 31, 2009 was $2.5 million compared to cash provided of $27.9 million in the prior year period. The cash used in the current period reflects $0.9 million of contingent consideration payments related to prior business acquisitions and $1.6 million in capital expenditures. The $27.9 million of cash provided for the three months ended March 31, 2008 consisted of $1.4 million in capital expenditures offset by the net sales of $29.3 million in marketable securities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2009 was $0.6 million compared to $2.2 million in the prior year period. In the current period, we received proceeds of $0.2 million from the exercise of stock options, $0.1 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan, had an income tax benefit of $0.1 million related to the exercise of stock options and restricted stock vesting, and received proceeds of $1.0 million related to our First Rx Specialty and Mail Services, LLC arrangement. Additionally, during the first quarter of 2009 we purchased $0.8 million of treasury stock. In the prior year period, we purchased $0.6 million of treasury stock, received proceeds of $1.2 million from the exercise of options and $0.1 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. In addition, we received $1.5 million in income tax benefit from the exercise of stock options and restricted stock vesting.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For a discussion of new accounting pronouncements affecting us, refer to Note 2 of our Notes to Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

In the ordinary course of business, we may become subject to legal proceedings and claims. We are not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on our financial condition, results of operations or cash flows.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
3(i)(a)	Certificate of Ownership and Merger Merging Catalyst Health Solutions, Inc. with and into HealthExtras, Inc., effective October 1, 2008 (1)

3(i)(b)	Amended and Restated Certificate of Incorporation of Catalyst Health Solutions, Inc., effective October 1, 2008 (2)

3(ii)	Amended and Restated Bylaws of Catalyst Health Solutions, Inc., effective October 1, 2008 (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3(i)(a) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(2)	Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(3)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

May 7, 2009	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

May 7, 2009	By:	/s/ Hai V. Tran
Hai V. Tran
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)