Form 10-Q
period 2009-06-30
CATALYST HEALTH SOLUTIONS, INC.
filed 2009-08-06
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2009 there were 43,968,635 shares outstanding of the Registrant’s $0.01 par value common stock.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

Second Quarter 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$118,684	$54,979
Accounts receivable, net of allowances of $1,769 and $1,468 at June 30, 2009 and December 31, 2008, respectively	299,088	292,906
Income taxes receivable	1,660	3,694
Deferred income taxes	116	217
Inventory, net of allowances of $204 and $0 at June 30, 2009 and December 31, 2008, respectively	3,750	4,895
Other current assets	6,884	5,516

Total current assets	430,182	362,207
Property and equipment, net of accumulated depreciation of $15,870 and $13,980 at June 30, 2009 and December 31, 2008, respectively	20,218	19,718
Intangible assets, net	51,738	54,479
Goodwill	253,656	252,962
Investments, net	11,855	11,625
Other assets	431	646

Total assets	$768,080	$701,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$329,144	$301,339
Accrued expenses and other current liabilities	15,163	11,611

Total current liabilities	344,307	312,950
Deferred rent expense	3,153	3,263
Deferred income taxes	15,275	14,478
Other liabilities	8,195	7,017

Total liabilities	370,930	337,708

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 43,921 and 43,526 shares issued at June 30, 2009 and December 31, 2008, respectively	439	435
Additional paid-in capital	212,842	208,699
Treasury stock, at cost, 199 shares and 158 shares at June 30, 2009 and December 31, 2008, respectively	(5,059)	(4,194)
Accumulated other comprehensive loss	(720)	(684)
Retained earnings	189,648	159,673

Total stockholders’ equity	397,150	363,929

Total liabilities and stockholders’ equity	$768,080	$701,637

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenue (excludes member co-payments of $189,878, $173,978, $392,303 and $364,590 for the three months and six months ended June 30, 2009 and 2008, respectively)	$717,629	$614,302	$1,420,901	$1,202,946

Direct expenses	672,494	580,176	1,334,636	1,137,627
Selling, general and administrative expenses	19,262	15,860	38,581	30,289

Total operating expenses	691,756	596,036	1,373,217	1,167,916

Operating income	25,873	18,266	47,684	35,030
Interest income	279	1,175	602	3,072
Interest expense	(119)	(36)	(250)	(72)
Other income	—	—	1	1

Income before income taxes	26,033	19,405	48,037	38,031
Income tax expense	9,876	7,392	18,062	14,414

Net income	$16,157	$12,013	$29,975	$23,617

Net income per share, basic	$0.38	$0.28	$0.70	$0.56
Net income per share, diluted	$0.37	$0.28	$0.69	$0.54
Weighted average shares of common stock outstanding, basic	43,039	42,402	42,987	42,310
Weighted average shares of common stock outstanding, diluted	43,770	43,537	43,697	43,461

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$29,975	$23,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,537	2,177
Amortization of intangibles and other assets	3,042	2,243
Gain on disposal of property and equipment	(214)	—
Allowances on accounts receivable	532	(313)
Deferred income taxes	733	187
Equity based compensation charges	3,137	2,699
Other non-cash charges	178	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(6,714)	7,104
Income taxes receivable	1,650	2,749
Inventory, net	1,145	27
Other assets	(1,855)	(3,070)
Accounts payable, accrued expenses, and other liabilities	32,059	2,522

Net cash provided by operating activities	66,205	39,942

Cash flows from investing activities:
Purchases of property and equipment	(3,323)	(3,812)
Proceeds from sale of property and equipment	500	—
Business acquisitions and related payments, net of cash acquired	(880)	(101,784)
Purchases of marketable securities	—	(6,825)
Sales of marketable securities	25	36,875
Other investing activities	(312)	—

Net cash used in investing activities	(3,990)	(75,546)

Cash flows from financing activities:
Proceeds from First Rx Specialty and Mail Services, LLC arrangement	1,000	—
Proceeds from exercise of stock options	660	1,748
Excess tax benefit from option exercises and restricted stock vesting	547	2,319
Proceeds from shares issued under employee stock purchase plan	148	205
Purchases of treasury stock	(865)	(699)

Net cash provided by financing activities	1,490	3,573

Net increase in cash and cash equivalents	63,705	(32,031)
Cash and cash equivalents at the beginning of period	54,979	80,973

Cash and cash equivalents at the end of period	$118,684	$48,942

Supplemental disclosure:
Cash paid for interest	$45	$46
Cash paid for taxes	$15,132	$9,165

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Comprehensive income:
Net income	$16,157	$12,013	$29,975	$23,617
Other comprehensive income, net of tax:
Unrealized loss on investments	—	—	(36)	—

Total comprehensive income	$16,157	$12,013	$29,939	$23,617

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations and statements of cash flows for the periods presented. Operating results for the three months and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.

2.	NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2009, we implemented SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141 (R)). SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies and transaction costs. In addition, any changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. The adoption of this standard did not have any impact on our consolidated financial statements as SFAS No. 141(R) is applicable to acquisitions completed after January 1, 2009 and we did not complete any business combination transactions during the first six months of 2009.

In April 2009, the FASB issued FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141(R)-1). FSP 141(R)-1 amends the provisions in Statement 141(R) for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The FSP eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141(R) and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. Because SFAS 141(R) is applicable to acquisitions completed after January 1, 2009, and we did not complete any business combination transactions during the first six months of 2009, the adoption of FSP 141(R)-1 did not have any impact on our financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In June 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative Generally Accepted Accounting Principles in the United States, and issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS No. 168). SFAS No. 168 establishes the Codification as the single source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental U.S. entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. All other accounting literature not included in the

Codification will be non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009, which for us means our quarterly period beginning on July 1, 2009 and ending on September 30, 2009. We do not expect the adoption of this standard to have an impact on the presentation of our financial position, results of operations or cash flows.

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

Effective this quarter, we implemented FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4), and FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). These two FSPs relate to measuring the fair value of financial instruments when the markets become inactive and the quoted prices may reflect distressed transactions, and disclosure of fair values of certain financial instruments in interim financial statements. The adoption of these FSPs did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued FSP 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which amended the other-than-temporary impairment model for debt securities. Under FSP 115-2, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. The amount of the impairment relating to other factors is recorded in accumulated other comprehensive income. The FSP also requires additional disclosures regarding the calculation of the credit loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. We adopted the provision of FSP 115-2 on April 1, 2009. The adoption of the FSP did not have a material impact on our financial condition, results of operations or cash flows.

Summary of Assets Measured on a Recurring Basis

The following table details the fair value measurements of our financial assets measured on a recurring basis as of June 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands).

		Fair Value Measurements at Reporting Date Using
	June 30, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$107,135	$107,135	$—	$—
Available for sale investments:
Auction rate securities	11,543	—	—	11,543

Total assets measured at fair value	$118,678	$107,135	$—	$11,543

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$41,870	$41,870	$—	$—
Available for sale investments:
Auction rate securities	11,625	—	—	11,625

Total assets measured at fair value	$53,495	$41,870	$—	$11,625

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

In the second quarter of 2008, we reclassified our available for sale investments related to our auction rate securities from the Level 2 category to the Level 3 category of the fair value hierarchy due to the lack of a market resulting in unobservable inputs associated with these securities. The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Beginning Balance	$11,568	$—	$11,625	$—
Transfers from Level 2 category	—	14,375	—	14,375
Redemptions and sales during the period	(25)	(825)	(25)	(825)
Unrealized loss included in accumulated other comprehensive income	—	—	(57)	—

Ending Balance	$11,543	$13,550	$11,543	$13,550

Evaluating Investments for Other-Than-Temporary Impairments

We conduct periodic reviews to identify and evaluate each investment that has a fair value less than its amortized cost basis, in accordance with FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (FSP 115-1) and FSP 115-2. If the fair value of an individual security is less than its amortized cost basis on the measurement date, the security is deemed to be impaired. Impairment on available for sale securities that is determined to be temporary, and not related to credit losses, is recorded, net of tax, in accumulated other comprehensive income.

For available for sale securities that are determined to be impaired, management performs an analysis to assess whether we intend to sell, or whether we would more likely than not be required to sell, the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the impairment is recorded within earnings as an impairment loss. Consistent with FSP 115-2, when an impairment of a security exists, we perform additional analysis to determine whether a portion of the impairment is related to a credit loss. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

Investments

The following is a summary of our investments (in thousands):

As of June 30, 2009:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$11,543	$—	$1,157	$12,700
Other long-term investments	312	—	—	312

Total investments	$11,855	$—	$1,157	$13,012

As of December 31, 2008:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$11,625	$—	$1,100	$12,725

Total investments	$11,625	$—	$1,100	$12,725

Auction rate securities

Our auction rate securities (ARS) are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. Currently, we are unlikely to be able to access the principal amounts of these securities until future auctions for these ARS are successful, or until we sell the securities in a fully active secondary market, of which there are currently none. There have been instances of redemptions at par by issuers of auction rate securities, including issuers of securities we currently own. Our ARS investments currently lack short-term liquidity and therefore are classified as non-current on our balance sheet.

Due to the failed auction status and current lack of liquidity in the market for such securities, prices from observable current market transactions or other observable market data are limited. Therefore, for each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period.

Effective April 1, 2009, we adopted FSP 115-2 which requires other-than-temporary impairments to be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. As of June 30, 2009, we determined there was no credit loss related to our ARS based on our evaluation of the present value of expected cash flows from these securities. Our determination of the expected cash flows was based on employing a single best estimate measure. Accordingly, no impairment losses have been recognized through earnings for the three months and six months ended June 30, 2009.

Summary of Contractual Maturities

The contractual maturities of our available for sale ARS securities at June 30, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	12,700	11,543

Total	$12,700	$11,543

4.	BUSINESS COMBINATIONS

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

The purchase price of IPS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $24.8 million, mail order customer relationship intangibles of $5.0 million with an estimated useful life of 18 years, and PBM customer relationship intangibles of $0.6 million with an estimated useful life of 5.5 years. Goodwill related to this acquisition is non-deductible for tax purposes.

Unaudited pro forma financial information has not been included because of the immateriality of the IPS business combination.

Acquisition of HospiScript Services, LLC

On May 16, 2008, we acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to HospiScript Services through common ownership (collectively, “HospiScript”). HospiScript provides pharmacy medication therapy management services to the hospice industry. Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.5 million in transaction related costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million, subject to specified operating performance targets, of which approximately $0.9 million was earned in 2008 and paid in 2009. Contingent consideration earned is accounted for as additional goodwill.

The purchase price of HospiScript was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $79.4 million and intangibles assets, consisting of customer relationships of $18.6 million with an estimated 18 year life, trade names of $1.4 million with an estimated 3.5 year life, and developed technology of $0.6 million with an estimated 5 year life. Goodwill related to this acquisition is deductible for tax purposes.

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

	Three months ended June 30, 2008	Six months ended June 30, 2008
Revenue	$616,411	$1,209,427
Net income	12,473	25,130
Net income per share, basic	$0.29	$0.59
Net income per share, diluted	$0.29	$0.58
Weighted average shares, basic	42,402	42,310
Weighted average shares, diluted	43,537	43,461

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2009 are as follows (in thousands):

2009
Balance as of January 1, 2009	$252,962
Adjustments to goodwill acquired in prior acquisitions	694

Balance as of June 30, 2009	$253,656

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2008 and concluded that no impairment of goodwill existed.

The following table sets forth the components of intangible assets (in thousands):

	June 30, 2009	December 31, 2008	Amortization period
Customer relationships	$60,496	$60,896	5.5 years – 20 years
Non-compete agreements	155	411	2 years – 3 years
Trade names	1,400	1,400	3.5 years
Developed technology	620	620	5 years
Other PBM contracts	6,168	6,387	5 months – 20 years

Total intangible assets	68,839	69,714
Accumulated amortization	(17,101)	(15,235)

	$51,738	$54,479

Customer relationships represent the estimated fair value of customer relationships at the dates of acquisition. The estimated fair values are based on income-method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the expected period of future cash flow, based on management’s best estimate. In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the six months ended June 30, 2009.

During the first quarter of 2009, we wrote-off approximately $1.1 million of fully amortized intangible assets. There was no income statement impact for this adjustment.

The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, is $6.0 million, $5.3 million, $4.8 million, $4.2 million and $4.1 million, respectively.

6.	CREDIT FACILITY

In September 2006, we entered into a new $50.0 million revolving credit facility with our primary commercial bank. The facility is for a three-year term expiring September 2009 and bears interest at LIBOR plus a variable margin based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. The credit facility is collateralized by all of our assets. The facility contains affirmative and negative covenants including those related to indebtedness and EBITDA. There was no outstanding balance on this credit facility at June 30, 2009 or December 31, 2008. We intend to secure a new long-term revolving credit facility in the near future.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the six months ended June 30, 2009 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	1,361	$7.54
Granted	—	—
Exercised	(107)	6.15
Forfeited or expired	—	—

Outstanding at June 30, 2009	1,254	$7.66

Exercisable at June 30, 2009	1,254	$7.66

The aggregate intrinsic value of exercisable stock options at June 30, 2009 was approximately $21.7 million with a weighted average remaining life of 3.4 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 was approximately $1.6 million.

Restricted Stock Awards

A summary of our restricted share activity for the six months ended June 30, 2009 is as follows (in thousands, except for fair market value per share):

	Shares	Fair Market Value Per Share
Non-vested shares outstanding at December 31, 2008	466	$27.56
Granted	294	21.54
Vested	(121)	28.55
Forfeited or expired	(14)	31.25

Non-vested shares outstanding at June 30, 2009	625	$24.46

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of June 30, 2009, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $12.7 million with a weighted average period over which it is expected to be recognized of 3.0 years.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 3,000 and 41,700 shares were purchased at a cost of approximately $0.1 million and $0.9 million for the three months and six months ended June 30, 2009.

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

The effective income tax rates were 37.9% and 38.1% during the three months ended June 30, 2009 and 2008, respectively, and 37.6% and 37.9% during the six months ended June 30, 2009 and 2008, respectively. These rates represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in the second quarter of 2009 was lower than in the comparable period in 2008 primarily due to a decrease in our overall mix of state income tax rates.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income available to common stockholders	$16,157	$12,013	$29,975	$23,617

Calculation of shares:
Weighted average common shares outstanding, basic	43,039	42,402	42,987	42,310
Dilutive effect of stock options, restricted stock awards and warrants	731	1,135	710	1,151

Weighted average common shares outstanding, diluted	43,770	43,537	43,697	43,461

Net income per common share, basic	$0.38	$0.28	$0.70	$0.56

Net income per common share, diluted	$0.37	$0.28	$0.69	$0.54

During all periods presented, all options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

In December 2008, we formed an entity named First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. This initiative was designed to provide enhanced capabilities in the distribution of specialty drugs, invest in various member-focused programs to deliver care-effective and cost-effective drugs to our customers, and access the Walgreens’ network of mail service pharmacies for over-flow mail volume, back-up, and redundancy. As a part of this arrangement, we received $7.0 million in cash in December 2008 and $1.0 million of cash in the first quarter of 2009. We have considered the accounting for the arrangement and the contract extension and have recorded a liability in our consolidated balance sheet, pursuant to Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. We are also recognizing expense, of which $0.1 million and $0.2 million was recognized during the three months and six months ended June 30, 2009, respectively, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013.

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

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS No. 165). This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS No. 165 did not impact our financial position, results of operations or cash flows. We evaluated all events or transactions that occurred through August 6, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. However, we did have a non-recognizable subsequent event, as described below, related to a recent business acquisition.

On July 16, 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small to mid-sized employer group markets. The purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and on net new business contracted. This acquisition will not have a material impact on our earnings.

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

We provide our clients access to a contracted, non-exclusive national network of approximately 61,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates, and retain the difference (except where we have entered into pass-through pricing arrangements with clients) including claims processing fees.

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

For the three months ended June 30, 2009, our revenue increased by approximately 17% to $717.6 million from $614.3 million for the same period in 2008, and for the six months ended June 30, 2009, our revenue increased by approximately 18% to approximately $1.4 billion from $1.2 billion for the same period in 2008. Our increase in revenue in 2009 is primarily due to our initiation of services with several new PBM clients as well as the impact of our 2008 acquisitions of IPS and HospiScript. Total claims processed increased to 13.9 million for the three months ended June 30, 2009, from 12.4 million during the same period in 2008, and to 27.7 million for the six months ended June 30, 2009, from 25.3 million during the same period in 2008. For the three months and six months ended June 30, 2009, our revenue per claims processed increased by approximately 5% and 8%, respectively, when compared to the same periods in 2008. The increase in revenue per claims processed in 2009 was primarily impacted by manufacturer driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $189.9 million and $174.0 million for the three months ended June 30, 2009 and 2008, respectively, and an increase in our reported revenue and direct expenses of $392.3 million and $364.6 million for the six months ended June 30, 2009 and 2008, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Reported revenue	$717.6	$614.3	$1,420.9	$1,202.9
Member co-payments	189.9	174.0	392.3	364.6

Total	$907.5	$788.3	$1,813.2	$1,567.5

Reported direct expenses	$672.5	$580.2	$1,334.6	$1,137.6
Member co-payments	189.9	174.0	392.3	364.6

Total	$862.4	$754.2	$1,726.9	$1,502.2

In December 2008, we formed an entity named First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. This initiative was designed to provide enhanced capabilities in the distribution of specialty drugs, invest in various member-focused programs to deliver care-effective and cost-effective drugs to our customers, and access the Walgreens’ network of mail service pharmacies for over-flow mail volume, back-up, and redundancy. As a part of this arrangement, we received $7.0 million in cash in December 2008 and $1.0 million of cash in the first quarter of 2009. We have considered the accounting for the arrangement and the contract extension and have recorded a liability in our consolidated balance sheet, pursuant to Financial Accounting Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. We are also recognizing expense, of which $0.1 million and $0.2 million was recognized during the three months and six months ended June 30, 2009, respectively, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013.

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

The purchase price of IPS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $24.8 million, mail order customer relationship intangibles of $5.0 million with an estimated useful life of 18 years, and PBM customer relationship intangibles of $0.6 million with an estimated useful life of 5.5 years. Goodwill related to this acquisition is non-deductible for tax purposes.

Acquisition of HospiScript

On May 16, 2008, we acquired HospiScript Services, LLC and Concept Pharmaceuticals, LLC, a related party to HospiScript Services through common ownership (collectively, “HospiScript”). HospiScript provides pharmacy medication therapy management services to the hospice industry. Total consideration for the acquisition of HospiScript consisted of cash payments of $102.7 million and $0.5 million in transaction related costs. Additionally, the acquisition provides for possible contingent consideration payments through 2010 of up to $8.1 million, subject to specified operating performance targets, of which approximately $0.9 million was earned in 2008 and paid in 2009. Contingent consideration earned is accounted for as additional goodwill.

The purchase price of HospiScript was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $79.4 million and intangibles assets, consisting of customer relationships of $18.6 million with an estimated 18 year life, trade names of $1.4 million with an estimated 3.5 year life, and developed technology of $0.6 million with an estimated 5 year life. Goodwill related to this acquisition is deductible for tax purposes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue. Revenue from operations for the three months ended June 30, 2009 and 2008 were $717.6 million and $614.3 million, respectively. Revenue increased over the comparable period in 2008 by $103.3 million. Total claims processed increased to 13.9 million for the three months ended June 30, 2009 from 12.4 million for the same period in 2008. Our 2008 acquisitions of IPS and HospiScript and our initiation of services with several new PBM clients contributed to our increase in revenue and prescription volume. For the three months ended June 30, 2009, our revenue per claims processed increased by approximately 5% when compared to the same period in 2008. The increase in revenue per claims processed for 2009 was primarily impacted by manufacturer driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Direct Expenses. Direct expenses for the three months ended June 30, 2009 and 2008 were $672.5 million and $580.2 million, respectively. Direct expenses increased by $92.3 million over the comparable period in 2008 primarily related to the $103.3 million increase in overall revenue. Direct expenses for the three months ended June 30, 2009 and 2008 represented 97.2% and 97.3% of total operating expenses for the respective periods.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $45.1 million for the three months ended June 30, 2009 from $34.1 million for the comparable period in 2008.

Gross margin as a percentage of revenue was 6.3% and 5.6% for the three months ended June 30, 2009 and 2008, respectively. In 2009, we experienced gross margin improvements resulting from the realization of the economics of our mail service pharmacy, higher generic utilization, the contribution of performance management fees, enhanced drug manufacturer rebates, improved pharmacy reimbursement rates and higher formulary compliance.

Selling, General and Administrative. For the three months ended June 30, 2009, selling, general and administrative expenses increased by approximately $3.4 million over the same period in the prior year to $19.3 million or 2.8% of operating expenses. For the three months ended June 30, 2008, selling general and administrative expenses was $15.9 million or 2.7% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs assumed from our 2008 acquisitions of IPS and HospiScript.

Selling, general and administrative expenses of $19.3 million for the three months ended June 30, 2009, consisted of $9.8 million in compensation and benefits, which includes $1.0 million in non-cash compensation, $1.9 million in professional fees and technology services, $2.5 million in facility costs, $0.6 million in travel expenses, $0.9 million in insurance and other corporate expenses, $0.6 million in non-employee non-cash compensation expense, and $0.6 million in other, which includes $0.1 million in recruitment and temporary help, and $2.4 million in depreciation and amortization.

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

Interest Income. Interest income decreased to $0.3 million for the three months ended June 30, 2009 from $1.2 million for the three months ended June 30, 2008. The decrease was primarily due to a reduction in average market interest rates on our short-term investments.

Interest Expense. Interest expense increased to $0.1 million for the three months ended June 30, 2009. The increase in interest expense was attributable primarily to the expense associated with the accretion of $1.0 million in other value related to our First Rx Specialty and Mail Services, LLC arrangement.

Income Tax Expense. The effective income tax rate of 37.9% during the three months ended June 30, 2009 and 38.1% during the comparable period in 2008 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2009 was lower than in the comparable period in 2008 primarily due to a decrease in our overall mix of state income tax rates.

Net Income. Net income for the three months ended June 30, 2009 increased by approximately $4.2 million over the same period in 2008 to $16.2 million. The increase in net income was primarily a result of increased gross margin dollars, reduced by an increase in selling, general and administrative expenses.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue. Revenue from operations for the six months ended June 30, 2009 and 2008 were approximately $1.4 billion and $1.2 billion, respectively. Revenue increased over the comparable period in 2009 by $218.0 million. Total claims processed increased to approximately 27.7 million for the six months ended June 30, 2009 from 25.3 million for the same period in 2008. Our 2008 acquisitions of IPS and HospiScript and our initiation of services with several new PBM clients contributed to our increase in revenue and prescription volume. For the six months ended June 30, 2009, our revenue per claims processed increased by approximately 8% when compared to the same period in 2008. The increase in revenue per claims processed for 2009 was primarily impacted by manufacturer driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Direct Expenses. Direct expenses for the six months ended June 30, 2009 and 2008 were approximately $1.3 billion and $1.1 billion, respectively. Direct expenses increased by $197.0 million over the comparable period in 2008 primarily related to the $218.0 million increase in overall revenue. Direct expenses for the six months ended June 30, 2009 and 2008 represented 97.2% and 97.4% of total operating expenses for the respective periods.

Gross margin is calculated as revenue less direct expense. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Gross margins increased to $86.3 million for the six months ended June 30, 2009 from $65.3 million for the comparable period in 2008.

Gross margin as a percentage of revenue was 6.1% and 5.4% for the six months ended June 30, 2009 and 2008, respectively. In 2009, we experienced gross margin improvements resulting from the realization of the economics of our mail service pharmacy, higher generic utilization, the contribution of performance management fees, enhanced drug manufacturer rebates, improved pharmacy reimbursement rates and higher formulary compliance.

Selling, General and Administrative. For the six months ended June 30, 2009, selling, general and administrative expenses increased by approximately $8.3 million over the same period in the prior year to $38.6 million or 2.8% of operating expenses. For the six months ended June 30, 2008, selling general and administrative expenses was $30.3 million or 2.6% of operating expenses. The increase in selling general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs assumed from our 2008 acquisitions of IPS and HospiScript.

Selling, general and administrative expenses of $38.6 million for the six months ended June 30, 2009, consisted of $20.0 million in compensation and benefits, which includes $2.1 million in non-cash compensation, $3.2 million in professional fees and technology services, $4.9 million in facility costs, $1.2 million in travel expenses, $1.8 million in insurance and other corporate expenses, $1.1 million in non-employee non-cash compensation expense, and $1.6 million in other, which includes $0.4 million in recruitment and temporary help, and $4.8 million in depreciation and amortization.

Selling, general and administrative expenses of $30.3 million for the six months ended June 30, 2008, consisted of $15.8 million in compensation and benefits, which includes $2.7 million in non-cash compensation, $2.4 million in professional fees and technology service costs, $3.7 million in facility costs, $1.6 million in travel expenses, $1.3 million in insurance and other corporate expenses and $1.8 in other, which includes $0.7 million in recruitment and temporary help, and $3.7 million in depreciation and amortization.

Interest Income. Interest income decreased to $0.6 million for the six months ended June 30, 2009 from $3.1 million for the six months ended June 30, 2008. The decrease was primarily due to a decrease in average funds available for investment resulting from our 2008 business acquisitions and a reduction in average market interest rates on these short-term investments.

Interest Expense. Interest expense increased to $0.3 million for the six months ended June 30, 2009 from $0.1 million from the comparable period in the prior year. The increase in interest expense was attributable primarily to the expense associated with the accretion of $1.0 million in other value related to our First Rx Specialty and Mail Services, LLC arrangement.

Income Tax Expense. The effective income tax rate of 37.6% during the six months ended June 30, 2009 and 37.9% during the comparable period in 2008 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2009 was lower than in the comparable period in 2008 primarily due to a decrease in our overall mix of state income tax rates.

Net Income. Net income for six months ended June 30, 2009 increased by approximately $6.4 million over the same period in 2008 to $30.0 million. The increase in net income was primarily a result of increased gross margin dollars, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily from cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund specific acquisition opportunities. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2009. At June 30, 2009, we had available a $50.0 million revolving credit facility and our cash and cash equivalents were $118.7 million. The increase of $63.7 million in our cash and cash equivalents since the end of fiscal 2008 resulted primarily from cash generated from operations. Our existing revolving credit facility expires in September 2009, and we intend to secure a new long-term revolving credit facility in the near future.

We have $12.7 million at par value in investments related to auction rate securities (ARS), all of which are classified as non-current on our balance sheet. Our ARS are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. Currently, we are unlikely to be able to access the principal amounts of these securities until future auctions for these ARS are successful, or until we sell the securities in a fully active secondary market, of which there are none. There have been instances of redemptions at par to date by issuers of auction rate securities, including by issuers of securities we currently own. Our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet.

In April 2009, the FASB issued FSP 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2), which amended the other-than-temporary impairment model for debt securities, such as ARS. Under FSP 115-2, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. The amount of impairment relating to other factors is recorded in accumulated other comprehensive income. We adopted the provision of FSP 115-2 on April 1, 2009.

For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded temporary impairment charges in accumulated other comprehensive income of $1.1 million in the fourth quarter of 2008 and approximately $57 thousand in the first quarter of 2009 to reduce the value of our ARS classified as available-for-sale securities. As of June 30, 2009, based on our evaluation of cash flows expected to be recovered from these securities, we determined there was no credit loss related to our ARS and, accordingly, no impairment losses have been recognized through earnings for the three months and six months ended June 30, 2009.

Based on our cash and cash equivalents balance of $118.7 million, our available $50.0 million revolving credit facility, and our positive operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to have a material impact on our liquidity, financial condition, results of operations or cash flows. Although liquidity is not currently required, where appropriate, we are exploring and pursuing alternatives for obtaining relief from the unanticipated temporary illiquidity of the ARS holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse.

Net Cash Provided by Operating Activities. Our operating activities generated $66.2 million of cash from operations in the six-month period ended June 30, 2009, a $26.3 million increase from the $39.9 million generated in the comparable prior year period. This $66.2 million in cash provided by operating activities in 2009 reflects $30.0 million in net income, plus $9.9 million in non-cash charges and $26.3 million net increase in working capital and other assets and liabilities. This $26.3 million net increase in working capital, net of effects from acquisitions, was primarily due to changes in accounts payable and accrued liabilities of $32.1 million, income taxes receivable of $1.7 million, and inventory of $1.1 million, offset by changes in accounts receivable of $6.7 million and other assets of $1.9 million. The $32.1 million change in accounts payable and accrued liabilities is reflective of a temporary net benefit in the timing of payments of our payables. The $39.9 million cash provided by operating activities for the six months ended June 30, 2008 reflects $23.6 million in net income, plus $7.0 million in non-cash charges and $9.3 million net increase in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the six months ended June 30, 2009 was $4.0 million compared to $75.5 million in the prior year period. The cash used in the current period reflects $0.9 million of contingent consideration payments related to prior business acquisitions and $2.8 million in capital expenditures (net of proceeds from sale of property and equipment of $0.5 million) and other investing activities of $0.3 million. The $75.5 million of cash used for the six months ended June 30, 2008 reflects $101.8 million related to business acquisitions and $3.8 million in capital expenditures offset by the net maturities of $30.1 million in marketable securities.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2009 was $1.5 million compared to $3.6 million in the prior year period. In the current period, we received proceeds of $0.7 million from the exercise of stock options, $0.2 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan, had an income tax benefit of $0.5 million related to the exercise of stock options and restricted stock vesting, and received proceeds of $1.0 million related to our First Rx Specialty and Mail Services, LLC arrangement. Additionally, we purchased $0.9 million of treasury stock during the six months ended June 30, 2009. In the prior year period, we purchased $0.7 million of treasury stock, received proceeds of $1.8 million from the exercise of options and $0.2 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. In addition, we received $2.3 million in income tax benefit from the exercise of stock options and restricted stock vesting.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on June 1, 2009. The following matters were submitted to a vote of the Shareholders:

1.	The following individuals were elected to the Board of Directors, for a term that expires in 2012, with the indicated votes:

Nominee	Total Votes For	Total Votes Withheld and Broker Non-votes

Steven B. Epstein	19,779,372	22,154,916
Michael R. McDonnell	40,511,511	1,422,777
Dale B. Wolf	40,425,846	1,508,442

David T. Blair, William E. Brock, Edward S. Civera, Daniel J. Houston, and Kenneth A. Samet continued their terms in office after the meeting.

2.	The shareholders approved the reservation of an additional 100,000 shares of our stock for issuance under our 2004 Employee Stock Purchase Plan, by the following votes:

Total Votes For	37,576,392
Total Votes Against	465,512
Abstentions	21,256
Broker Non-votes	3,871,128

3.	The shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009, by the following votes:

Total Votes For	40,657,962
Total Votes Against	1,257,185
Abstentions	19,141

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description
3(i)(a)	Certificate of Ownership and Merger Merging Catalyst Health Solutions, Inc. with and into HealthExtras, Inc., effective October 1, 2008 (1)

3(i)(b)	Amended and Restated Certificate of Incorporation of Catalyst Health Solutions, Inc., effective October 1, 2008 (2)

3(ii)	Amended and Restated Bylaws of Catalyst Health Solutions, Inc., effective October 1, 2008 (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to Exhibit 3(i)(a) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(2)	Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(3)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

August 6, 2009	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

August 6, 2009	By:	/s/ Hai V. Tran
Hai V. Tran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)