Form 10-Q
period 2009-09-30
CATALYST HEALTH SOLUTIONS, INC.
filed 2009-11-05
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 30, 2009 there were 44,183,145 shares outstanding of the Registrant’s $0.01 par value common stock.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

Third Quarter 2009 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$106,722	$54,979
Accounts receivable, net of allowances of $2,614 and $1,468 at September 30, 2009 and December 31, 2008, respectively	286,999	292,906
Income taxes receivable	415	3,694
Deferred income taxes	1,040	217
Inventory, net of allowances of $463 and $0 at September 30, 2009 and December 31, 2008, respectively	5,977	4,895
Other current assets	5,257	5,516

Total current assets	406,410	362,207
Property and equipment, net of accumulated depreciation of $17,148 and $13,980 at September 30, 2009 and December 31, 2008, respectively	22,476	19,718
Intangible assets, net	55,993	54,479
Goodwill	274,692	252,962
Investments, net	11,780	11,625
Other assets	462	646

Total assets	$771,813	$701,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$292,676	$301,339
Accrued expenses and other current liabilities	26,830	11,611

Total current liabilities	319,506	312,950
Deferred rent expense	3,015	3,263
Deferred income taxes	14,554	14,478
Other liabilities	16,192	7,017

Total liabilities	353,267	337,708

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 44,181 and 43,526 shares issued at September 30, 2009 and December 31, 2008, respectively	442	435
Additional paid-in capital	217,070	208,699
Treasury stock, at cost, 202 shares and 158 shares at September 30, 2009 and December 31, 2008, respectively	(5,123)	(4,194)
Accumulated other comprehensive loss	(720)	(684)
Retained earnings	206,877	159,673

Total stockholders’ equity	418,546	363,929

Total liabilities and stockholders’ equity	$771,813	$701,637

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenue (excludes member co-payments of $206,441, $193,334, $598,744 and $557,924 for the three months and nine months ended September 30, 2009 and 2008, respectively)	$725,579	$653,033	$2,146,480	$1,855,979

Direct expenses	676,612	615,378	2,011,248	1,753,005
Selling, general and administrative expenses	21,102	18,168	59,683	48,457

Total operating expenses	697,714	633,546	2,070,931	1,801,462

Operating income	27,865	19,487	75,549	54,517
Interest income	102	863	704	3,935
Interest expense	(113)	(163)	(363)	(235)
Other income	1	1	2	2

Income before income taxes	27,855	20,188	75,892	58,219
Income tax expense	10,625	7,591	28,687	22,005

Net income	$17,230	$12,597	$47,205	$36,214

Net income per share, basic	$0.40	$0.30	$1.10	$0.85
Net income per share, diluted	$0.39	$0.29	$1.08	$0.83
Weighted average shares of common stock outstanding, basic	43,185	42,633	43,054	42,420
Weighted average shares of common stock outstanding, diluted	44,040	43,716	43,811	43,535

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$47,205	$36,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,815	3,452
Amortization of intangibles and other assets	5,243	3,693
Gain on disposal of property and equipment	(214)	—
Allowances on accounts receivable	1,390	(15)
Deferred income taxes	(912)	(603)
Equity based compensation charges	4,776	4,097
Other non-cash charges	261	—
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	7,383	(16,564)
Income taxes receivable	2,886	546
Inventory, net	(1,082)	(441)
Other assets	(1,434)	(3,264)
Accounts payable, accrued expenses, and other liabilities	(2,082)	44,319

Net cash provided by operating activities	67,235	71,434

Cash flows from investing activities:
Purchases of property and equipment	(6,859)	(7,117)
Proceeds from sale of property and equipment	500	—
Business acquisitions and related payments, net of cash acquired	(12,949)	(142,040)
Purchases of marketable securities	—	(6,825)
Sales of marketable securities	100	37,250
Other investing activities	(312)	—

Net cash used in investing activities	(19,520)	(118,732)

Cash flows from financing activities:
Borrowings under revolving credit line	—	25,000
Repayments of revolving credit line	—	(15,000)
Proceeds from First Rx Specialty and Mail Services, LLC arrangement	1,000	—
Proceeds from exercise of stock options	1,920	4,483
Excess tax benefit from option exercises and restricted stock vesting	1,796	5,418
Proceeds from shares issued under employee stock purchase plan	240	302
Purchases of treasury stock	(928)	(1,276)

Net cash provided by financing activities	4,028	18,927

Net increase (decrease) in cash and cash equivalents	51,743	(28,371)
Cash and cash equivalents at the beginning of period	54,979	80,973

Cash and cash equivalents at the end of period	$106,722	$52,602

Supplemental disclosure:
Cash paid for interest	$68	$132
Cash paid for taxes	$24,916	$16,651

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Comprehensive income:
Net income	$17,230	$12,597	$47,205	$36,214
Other comprehensive income, net of tax:
Unrealized loss on investments	—	—	(36)	—

Total comprehensive income	$17,230	$12,597	$47,169	$36,214

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations, statements of cash flows and statements of comprehensive income for the periods presented. Operating results for the three months and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 27, 2009.

2. NEW ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative Generally Accepted Accounting Principles in the United States. The Codification is applied by all non-governmental U.S. entities in preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States. All other accounting literature not included in the Codification is non-authoritative. Use of the Codification is effective for interim and annual periods ending after September 15, 2009, which for us means our quarterly period ending on September 30, 2009. The application of this Codification did not have an impact on the presentation of our financial position, results of operations or cash flows.

3. FAIR VALUE MEASUREMENTS

Effective January 1, 2009, we adopted the authoritative guidance for fair value measurements for our non-financial assets and liabilities that are measured at fair value on a non-recurring basis. These include those non-financial assets and liabilities measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing and those assets and liabilities initially measured at fair value in a business combination. The adoption of this guidance did not have an impact on our financial condition, results of operations or cash flows; however, it could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete material business acquisitions or incur impairments of our assets in future periods.

Effective March 1, 2009, we adopted the authoritative guidance related to measuring the fair value of financial instruments when the markets become inactive and the quoted prices may reflect distressed transactions, and disclosure of fair values of certain financial instruments in interim financial statements. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In April 2009, the FASB amended existing guidance on determining whether an impairment for investments in debt securities is other-than-temporary. Under this new guidance, other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. The amount of the impairment relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of the credit loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The adoption of the guidance did not have a material impact on our financial condition, results of operations or cash flows.

Summary of Assets Measured on a Recurring Basis

The following table details the fair value measurements of our financial assets measured on a recurring basis as of September 30, 2009 and December 31, 2008 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands).

		Fair Value Measurements at Reporting Date Using
	September 30, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$94,781	$94,781	$—	$—
Available for sale investments:
Auction rate securities	11,468	—	—	11,468

Total assets measured at fair value	$106,249	$94,781	$—	$11,468

		Fair Value Measurements at Reporting Date Using
	December 31, 2008	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$41,870	$41,870	$—	$—
Available for sale investments:
Auction rate securities	11,625	—	—	11,625

Total assets measured at fair value	$53,495	$41,870	$—	$11,625

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Beginning Balance	$11,543	$13,550	$11,625	$—
Transfers from Level 2 category	—	—	—	14,375
Redemptions and sales during the period	(75)	(375)	(100)	(1,200)
Unrealized loss included in accumulated other comprehensive income	—	—	(57)	—

Ending Balance	$11,468	$13,175	$11,468	$13,175

Evaluating Investments for Other-Than-Temporary Impairments

We conduct periodic reviews to identify and evaluate each investment that has a fair value less than its amortized cost basis. If the fair value of an individual security is less than its amortized cost basis on the measurement date, the security is deemed to be impaired. Impairment on available for sale securities that is determined to be temporary, and not related to credit losses, is recorded, net of tax, in accumulated other comprehensive income.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Investments

The following is a summary of our investments (in thousands):

As of September 30, 2009:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$11,468	$—	$1,157	$12,625
Other long-term investments	312	—	—	312

Total investments	$11,780	$—	$1,157	$12,937

As of December 31, 2008:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$11,625	$—	$1,100	$12,725

Total investments	$11,625	$—	$1,100	$12,725

Auction rate securities

Our auction rate securities (ARS) are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. Currently, we are unlikely to be able to access the principal amounts of these securities until future auctions for these ARS are successful, or until we sell the securities in a fully active secondary market, of which there are currently none. There have been instances of redemptions at par by issuers of auction rate securities, including issuers of securities we currently own. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and therefore are classified as non-current on our balance sheet.

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

Effective April 1, 2009, we adopted the authoritative guidance which requires other-than-temporary impairments to be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. As of September 30, 2009, we determined there was no credit loss related to our ARS based on our evaluation of the present value of expected cash flows from these securities. Our determination of the expected cash flows was based on employing a single best estimate measure. Accordingly, no impairment losses have been recognized through earnings for the three months or nine months ended September 30, 2009.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Summary of Contractual Maturities

The contractual maturities of our available for sale ARS securities at September 30, 2009 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	12,625	11,468

Total	$12,625	$11,468

4. BUSINESS COMBINATIONS

Effective January 1, 2009, we implemented the FASB’s revised authoritative guidance for business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest in the acquiree at the acquisition date fair value. The revised guidance significantly changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies and transaction costs. In addition, any changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The guidance also includes a substantial number of new disclosure requirements. The adoption of this revised guidance did not have a material impact on our consolidated financial statements. However, any future effects of this guidance on our consolidated financial statements will depend upon the terms and size of future business acquisitions.

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and on net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques and remains subject to finalization upon management’s completion of its valuation, was approximately $13.4 million. As of September 30, 2009, there were no changes in the recognized amounts for the contingent consideration.

The purchase price of Total Script was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $21.6 million and PBM customer relationship intangibles of $5.1 million with an estimated useful life of 14 years. Goodwill related to this acquisition is deductible for tax purposes.

Unaudited pro forma financial information has not been included because of the immateriality of the Total Script business combination.

Acquisition of Immediate Pharmaceutical Services, Inc.

On August 5, 2008, we acquired Immediate Pharmaceutical Services, Inc. (“IPS”) from Discount Drug Mart, Inc. IPS operates a fully-integrated prescription mail service fulfillment center located outside of Cleveland, Ohio. The IPS acquisition provides us with a foundation for building our mail service capability and to enable us to provide our clients with an in-house mail service option. Total consideration for the acquisition of IPS consisted of cash payments of $39.5 million and approximately $1.2 million in transaction costs.

The purchase price of IPS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $24.3 million, mail order customer relationship intangibles of $5.0 million with an estimated useful life of 18 years, and PBM customer relationship intangibles of $0.6 million with an estimated useful life of 5.5 years. Goodwill related to this acquisition is non-deductible for tax purposes.

Unaudited pro forma financial information has not been included because of the immateriality of the IPS business combination.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Nine months ended September 30, 2008
Revenue	$1,862,460
Net income	37,727
Net income per share, basic	$0.89
Net income per share, diluted	$0.87
Weighted average shares, basic	42,420
Weighted average shares, diluted	43,535

5. GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2009 are as follows (in thousands):

2009
Balance as of January 1, 2009	$252,962
Net adjustments to goodwill acquired in prior acquisitions	174
Goodwill acquired in current acquisitions	21,556

Balance as of September 30, 2009	$274,692

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2008 and concluded that no impairment of goodwill existed.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the components of intangible assets (in thousands):

	September 30, 2009	December 31, 2008	Amortization period
Customer relationships	$65,596	$60,896	5.5 years –20 years
Non-compete agreements	155	411	2 years – 3 years
Trade names	1,400	1,400	3.5 years
Developed technology	620	620	5 years
Other PBM contracts	7,518	6,387	5 months –20 years

Total intangible assets	75,289	69,714
Accumulated amortization	(19,296)	(15,235)

	$55,993	$54,479

Customer relationships represent the estimated fair value of customer relationships at the dates of acquisition. The estimated fair values are based on income-method valuation calculations. Other PBM contracts allow us to provide PBM services, which are amortized over the expected period of future cash flow, based on management’s best estimate. In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the three months or nine months ended September 30, 2009.

During the first quarter of 2009, we eliminated approximately $1.1 million of fully amortized intangible assets. There was no income statement impact for this adjustment. The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2009, 2010, 2011, 2012 and 2013, is $6.7 million, $6.0 million, $5.5 million, $4.5 million and $4.4 million, respectively.

6. CREDIT FACILITY

In September 2006, we entered into a $50.0 million revolving credit facility with our primary commercial bank. The facility was for a three-year term expiring September 2009 and bore interest at LIBOR plus a variable margin based on our ratio of funded debt to earnings before interest, taxes, depreciation and amortization expense (“EBITDA”), payable in arrears on the first day of each month. The credit facility was collateralized by all of our assets. The facility contained affirmative and negative covenants including those related to indebtedness and EBITDA. There was no outstanding balance under this credit facility at September 30, 2009 or December 31, 2008.

In October 2009, we entered into an amended agreement with our primary commercial bank to extend and increase our secured revolving credit facility. This new facility is for a three-year term expiring October 2012 and has been increased to $100.0 million. The new facility bears interest at LIBOR plus a variable margin based on our ratio of funded debt to EBITDA, payable in arrears on the first day of each month. The credit facility is collateralized by substantially all of our assets and contains affirmative and negative covenants including those related to indebtedness and EBITDA. There was no outstanding balance as of the date we entered into this facility.

7. STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2009 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2008	1,361	$7.54
Granted	—	—
Exercised	(273)	7.04
Forfeited or expired	—	—

Outstanding at September 30, 2009	1,088	$7.66

Exercisable at September 30, 2009	1,088	$7.66

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate intrinsic value of exercisable stock options at September 30, 2009 was approximately $23.4 million with a weighted average remaining life of 3.1 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 was approximately $5.0 million.

Restricted Stock Awards

A summary of our restricted share activity for the nine months ended September 30, 2009 is as follows (in thousands, except for fair market value per share):

	Shares	Fair Market Value Per Share
Non-vested shares outstanding at December 31, 2008	466	$27.56
Granted	384	23.11
Vested	(129)	28.56
Forfeited or expired	(14)	31.25

Non-vested shares outstanding at September 30, 2009	707	$24.89

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of September 30, 2009, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $13.7 million with a weighted average period over which it is expected to be recognized of 3.0 years.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 2,300 and 44,000 shares were purchased at a cost of approximately $0.1 million and $0.9 million for the three months and nine months ended September 30, 2009.

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory and therefore no portion of the costs related to ESPP purchases is included in our stock-based compensation expense.

8. INCOME TAXES

The effective income tax rates were 38.1% and 37.6% during the three months ended September 30, 2009 and 2008, respectively, and 37.8% during the nine months ended September 30, 2009 and 2008, respectively. These rates represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in the third quarter of 2009 was higher than in the comparable period in 2008 primarily due to an increase in our overall state effective income tax rate.

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

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income available to common stockholders	$17,230	$12,597	$47,205	$36,214

Calculation of shares:
Weighted average common shares outstanding, basic	43,185	42,633	43,054	42,420
Dilutive effect of stock options, restricted stock awards and warrants	855	1,083	757	1,115

Weighted average common shares outstanding, diluted	44,040	43,716	43,811	43,535

Net income per common share, basic	$0.40	$0.30	$1.10	$0.85
Net income per common share, diluted	$0.39	$0.29	$1.08	$0.83

During all periods presented, all options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10. COMMITMENTS AND CONTINGENCIES

In December 2008, we formed an entity named First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. This initiative was designed to provide enhanced capabilities in the distribution of specialty drugs, invest in various member-focused programs to deliver care-effective and cost-effective drugs to our customers, and access the Walgreens’ network of mail service pharmacies for over-flow mail volume, back-up, and redundancy. As a part of this arrangement, we received $7.0 million in cash in December 2008 and $1.0 million of cash in the first quarter of 2009. We have considered the accounting for the arrangement and the contract extension and have recorded a liability in our consolidated balance sheet. We are also recognizing expense, of which $0.1 million and $0.3 million was recognized during the three months and nine months ended September 30, 2009, respectively, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013.

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

12. SUBSEQUENT EVENT

We evaluated all events or transactions that occurred through November 5, 2009, the date we issued these financial statements. During this period, we did not have any material recognizable subsequent events. However, we did have a non-recognizable subsequent event, as described in Note 6.

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

Pharmacy benefit claims payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed and, accordingly, have assumed that risk independent of our clients. When we administer pharmacy reimbursement contracts and do not assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. The portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue.

For the three months ended September 30, 2009, our revenue increased by approximately 11% to $725.6 million from $653.0 million for the same period in 2008, and for the nine months ended September 30, 2009, our revenue increased by approximately 16% to approximately $2.1 billion from $1.9 billion for the same period in 2008. Our increase in revenue in 2009 is primarily due to our initiation of services with several new PBM clients as well as the impact of our 2008 acquisitions of IPS and HospiScript. Total claims processed increased to 13.9 million for the three months ended September 30, 2009, from 13.1 million during the same period in 2008, and to 41.5 million for the nine months ended September 30, 2009, from 38.4 million during the same period in 2008. For the three months and nine months ended September 30, 2009, our revenue per claims processed increased by approximately 5% and 7%, respectively, when compared to the same periods in 2008. The increase in revenue per claims processed in 2009 was primarily impacted by manufacturer driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $206.4 million and $193.3 million for the three months ended September 30, 2009 and 2008, respectively, and an increase in our reported revenue and direct expenses of $598.7 million and $557.9 million for the nine months ended September 30, 2009 and 2008, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Reported revenue	$725.6	$653.0	$2,146.5	$1,856.0
Member co-payments	206.4	193.3	598.7	557.9

Total	$932.0	$846.3	$2,745.2	$2,413.9

Reported direct expenses	$676.6	$615.4	$2,011.2	$1,753.0
Member co-payments	206.4	193.3	598.7	557.9

Total	$883.0	$808.7	$2,609.9	$2,310.9

In December 2008, we formed an entity named First Rx Specialty and Mail Services, LLC and extended existing contracts with Walgreen Co. to provide certain mail and specialty pharmacy services. This initiative was designed to provide enhanced capabilities in the distribution of specialty drugs, invest in various member-focused programs to deliver care-effective and cost-effective drugs to our customers, and access the Walgreens’ network of mail service pharmacies for over-flow mail volume, back-up, and redundancy. As a part of this arrangement, we received $7.0 million in cash in December 2008 and $1.0 million of cash in the first quarter of 2009. We have considered the accounting for the arrangement and the contract extension and have recorded a liability in our consolidated balance sheet. We are also recognizing expense, of which $0.1 million and $0.3 million was recognized during the three months and nine months ended September 30, 2009, respectively, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013.

ACQUISITIONS

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and on net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques and remains subject to finalization upon management’s completion of its valuation, was approximately $13.4 million. As of September 30, 2009, there were no changes in the recognized amounts for the contingent consideration.

The purchase price of Total Script was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $21.6 million and PBM customer relationship intangibles of $5.1 million with an estimated useful life of 14 years. Goodwill related to this acquisition is deductible for tax purposes.

Acquisition of Immediate Pharmaceutical Services, Inc.

On August 5, 2008, we acquired Immediate Pharmaceutical Services, Inc. (“IPS”) from Discount Drug Mart, Inc. IPS operates a fully-integrated prescription mail service fulfillment center located outside of Cleveland, Ohio. The IPS acquisition provides us with a foundation for building our mail service capability and to enable us to provide our clients with an in-house mail service option. Total consideration for the acquisition of IPS consisted of cash payments of $39.5 million and approximately $1.2 million in transaction costs.

The purchase price of IPS was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $24.3 million, mail order customer relationship intangibles of $5.0 million with an estimated useful life of 18 years, and PBM customer relationship intangibles of $0.6 million with an estimated useful life of 5.5 years. Goodwill related to this acquisition is non-deductible for tax purposes.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Revenue. Revenue from operations for the three months ended September 30, 2009 and 2008 were $725.6 million and $653.0 million, respectively. Revenue increased over the comparable period in 2008 by $72.6 million. Total claims processed increased to 13.9 million for the three months ended September 30, 2009 from 13.1 million for the same period in 2008. Our 2008 acquisition of IPS and our initiation of services with several new PBM clients contributed to our increase in revenue and prescription volume. For the three months ended September 30, 2009, our revenue per claims processed increased by approximately 5% when compared to the same period in 2008. The increase in revenue per claims processed for 2009 was primarily impacted by manufacturer driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Direct Expenses. Direct expenses for the three months ended September 30, 2009 and 2008 were $676.6 million and $615.4 million, respectively. Direct expenses increased by $61.2 million over the comparable period in 2008 primarily related to the $72.6 million increase in overall revenue. Direct expenses for the three months ended September 30, 2009 and 2008 represented 97.0% and 97.1% of total operating expenses for the respective periods.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $49.0 million for the three months ended September 30, 2009 from $37.7 million for the comparable period in 2008.

Gross margin as a percentage of revenue was 6.7% and 5.8% for the three months ended September 30, 2009 and 2008, respectively. In 2009, we experienced gross margin improvements resulting from our mail service pharmacy operations, higher generic utilization, contribution of performance management fees, enhanced drug manufacturer rebates, improved pharmacy reimbursement rates and higher formulary compliance.

Selling, General and Administrative. For the three months ended September 30, 2009, selling, general and administrative expenses increased by approximately $2.9 million over the same period in the prior year to $21.1 million or 3.0% of operating expenses. For the three months ended September 30, 2008, selling general and administrative expenses was $18.2 million or 2.9% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs assumed from our acquisitions of IPS, HospiScript and Total Script.

Selling, general and administrative expenses of $21.1 million for the three months ended September 30, 2009, consisted of $11.3 million in compensation and benefits, which includes $1.1 million in non-cash compensation, $1.8 million in professional fees and technology services, $2.4 million in facility costs, $0.8 million in travel expenses, $0.8 million in insurance and other corporate expenses, $0.6 million in non-employee non-cash compensation expense, $0.9 million in other, which includes $0.2 million in recruitment and temporary help, and $2.5 million in depreciation and amortization.

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

Interest Income. Interest income decreased to $0.1 million for the three months ended September 30, 2009 from $0.9 million for the three months ended September 30, 2008. The decrease was primarily due to a reduction in average market interest rates on our short-term investments.

Interest Expense. Interest expense decreased to $0.1 million for the three months ended September 30, 2009 from $0.2 million in the comparable period in 2008. The net decrease in interest expense was attributable to re-payments of our net drawings on our line of credit in 2008 offset by an increase in interest expense associated with the accretion of the $1.0 million liability related to our First Rx Specialty and Mail Services, LLC arrangement.

Income Tax Expense. The effective income tax rate of 38.1% during the three months ended September 30, 2009 and 37.6% during the comparable period in 2008 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2009 was higher than in the comparable period in 2008 primarily due to an increase in our overall state effective income tax rate.

Net Income. Net income for the three months ended September 30, 2009 increased by approximately $4.6 million over the same period in 2008 to $17.2 million. The increase in net income was primarily a result of increased gross margin, reduced by an increase in selling, general and administrative expenses.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue. Revenue from operations for the nine months ended September 30, 2009 and 2008 were approximately $2.1 billion and $1.9 billion, respectively. Revenue increased over the comparable period in 2009 by $290.5 million. Total claims processed increased to approximately 41.5 million for the nine months ended

September 30, 2009 from 38.4 million for the same period in 2008. Our 2008 acquisitions of IPS and HospiScript and our initiation of services with several new PBM clients contributed to our increase in revenue and prescription volume. For the nine months ended September 30, 2009, our revenue per claims processed increased by approximately 7% when compared to the same period in 2008. The increase in revenue per claims processed for 2009 was primarily impacted by manufacturer driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Direct Expenses. Direct expenses for the nine months ended September 30, 2009 and 2008 were approximately $2.0 billion and $1.8 billion, respectively. Direct expenses increased by $258.2 million over the comparable period in 2008 primarily related to the $290.5 million increase in overall revenue. Direct expenses for the nine months ended September 30, 2009 and 2008 represented 97.1% and 97.3% of total operating expenses for the respective periods.

Gross margin is calculated as revenue less direct expense. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Gross margins increased to $135.2 million for the nine months ended September 30, 2009 from $103.0 million for the comparable period in 2008.

Gross margin as a percentage of revenue was 6.3% and 5.5% for the nine months ended September 30, 2009 and 2008, respectively. In 2009, we experienced gross margin improvements resulting from our mail service pharmacy operations, higher generic utilization, contribution of performance management fees, enhanced drug manufacturer rebates, improved pharmacy reimbursement rates and higher formulary compliance.

Selling, General and Administrative. For the nine months ended September 30, 2009, selling, general and administrative expenses increased by approximately $11.2 million over the same period in the prior year to $59.7 million or 2.9% of operating expenses. For the nine months ended September 30, 2008, selling general and administrative expenses was $48.5 million or 2.7% of operating expenses. The increase in selling general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs assumed from our acquisitions of IPS, HospiScript and Total Script.

Selling, general and administrative expenses of $59.7 million for the nine months ended September 30, 2009, consisted of $31.3 million in compensation and benefits, which includes $3.1 million in non-cash compensation, $5.1 million in professional fees and technology services, $7.3 million in facility costs, $1.9 million in travel expenses, $2.6 million in insurance and other corporate expenses, $1.6 million in non-employee non-cash compensation expense, $2.6 million in other, which includes $0.6 million in recruitment and temporary help, and $7.3 million in depreciation and amortization.

Selling, general and administrative expenses of $48.5 million for the nine months ended September 30, 2008, consisted of $25.1 million in compensation and benefits, which includes $4.0 million in non-cash compensation, $4.1 million in professional fees and technology service costs, $5.9 million in facility costs, $2.5 million in travel expenses, $2.2 million in insurance and other corporate expenses and $2.7 in other, which includes $0.9 million in recruitment and temporary help, and $6.0 million in depreciation and amortization.

Interest Income. Interest income decreased to $0.7 million for the nine months ended September 30, 2009 from $3.9 million for the nine months ended September 30, 2008. The decrease was primarily due to a decrease in average funds available for investment resulting from our 2008 and 2009 business acquisitions and a reduction in average market interest rates on these short-term investments.

Interest Expense. Interest expense increased to $0.4 million for the nine months ended September 30, 2009 from $0.2 million from the comparable period in the prior year. The increase in interest expense was attributable primarily to the expense associated with the accretion of the $1.0 million liability related to our First Rx Specialty and Mail Services, LLC arrangement.

Income Tax Expense. The effective income tax rate of 37.8% during the nine months ended September 30, 2009 and 2008 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for nine months ended September 30, 2009 increased by approximately $11.0 million over the same period in 2008 to $47.2 million. The increase in net income was primarily a result of increased gross margin, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily from cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund specific acquisition opportunities. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2009. At September 30, 2009, we had available a $50.0 million revolving credit facility and our cash and cash equivalents were $106.7 million. The increase of $51.7 million in our cash and cash equivalents since the end of fiscal 2008 resulted primarily from cash generated from operations. In October 2009, we entered into an amended agreement with our primary commercial bank to extend and increase our secured revolving credit facility. This new facility is for a three-year term expiring October 2012 and has been increased to $100.0 million. This new facility bears interest at LIBOR plus a variable margin based on our ratio of funded debt to EBITDA, payable in arrears on the first day of each month. This new facility is collateralized by substantially all of our assets and contains affirmative and negative covenants including those related to indebtedness and EBITDA. There are no outstanding balances on this facility.

We have $12.6 million at par value in investments related to auction rate securities (ARS), all of which are classified as non-current on our balance sheet. Our ARS are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. Currently, we are unlikely to be able to access the principal amounts of these securities until future auctions for these ARS are successful, or until we sell the securities in a fully active secondary market, of which there are none. There have been instances of redemptions at par to date by issuers of auction rate securities, including by issuers of securities we currently own. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet.

Effective April 1, 2009, we adopted the authoritative guidance which amended the other-than-temporary impairment model for debt securities. Under this new guidance, other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. The amount of the impairment relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of the credit loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded temporary impairment charges in accumulated other comprehensive income of $1.1 million in the fourth quarter of 2008 and approximately $57 thousand in the first quarter of 2009 to reduce the value of our ARS classified as available-for-sale securities. As of September 30, 2009, based on our evaluation of cash flows expected to be recovered from these securities, we determined there was no credit loss related to our ARS and, accordingly, no impairment losses have been recognized through earnings for the three months and nine months ended September 30, 2009.

Based on our cash and cash equivalents balance of $106.7 million, our new available $100.0 million revolving credit facility, and our positive operating cash flows, we do not anticipate a lack of liquidity associated with our ARS to have a material impact on our liquidity, financial condition, results of operations or cash flows. Although liquidity is not currently required, where appropriate, we are exploring and pursuing alternatives for obtaining relief from the unanticipated temporary illiquidity of the ARS holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse.

Net Cash Provided by Operating Activities. Our operating activities generated $67.2 million of cash from operations in the nine-month period ended September 30, 2009, a $4.2 million decrease from the $71.4 million generated in the comparable prior year period. This $67.2 million in cash provided by operating activities in 2009 reflects $47.2 million in net income, plus $14.3 million in net non-cash charges and $5.7 million net increase in working capital and other assets and liabilities. This $5.7 million net increase in working capital, net of effects from acquisitions, was primarily due to changes in accounts receivable of $7.4 million and income tax receivable of $2.9 million, offset by changes in accounts payable and accrued liabilities of $2.1 million, inventory of $1.1 million and other assets of $1.4 million. The $2.1 million change in accounts payable and accrued liabilities reflects the reduction in a previous realized temporary benefit in the timing of payments of our accounts payable. The $71.4 million cash provided by operating activities for the nine months ended September 30, 2008 reflects $36.2 million in net income, plus $10.6 million in non-cash charges and $24.6 million net decrease in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2009 was $19.5 million compared to $118.7 million in the prior year period. The cash used in the current period reflects $12.9 million in business acquisitions and related payments and $6.4 million in capital expenditures (net of proceeds from sale of property and equipment of $0.5 million) and other net investing activities of $0.2 million. The $118.7 million of cash used for the nine months ended September 30, 2008 reflects $142.0 million related to two business acquisitions and $7.1 million in capital expenditures offset by the net sales and maturities of $30.4 million in investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2009 was $4.0 million compared to $18.9 million in the prior year period. In the current period, we received proceeds of $1.9 million from the exercise of stock options, $0.2 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan, had an income tax benefit of $1.8 million related to the exercise of stock options and restricted stock vesting, and received proceeds of $1.0 million related to our First Rx Specialty and Mail Services, LLC arrangement. Additionally, we purchased $0.9 million of treasury stock during the nine months ended September 30, 2009. In the prior year period, we purchased $1.3 million of treasury stock, received proceeds of $4.5 million from the exercise of options and $0.3 million in proceeds from the issuance of common stock pursuant to the employee stock purchase plan. In addition, the company received an income tax payable benefit of $5.4 million from the exercise of stock options and restricted stock vesting and obtained a net $10.0 million in proceeds from drawings on our line of credit.

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

RECENT ACCOUNTING STANDARDS

For a discussion of new accounting standards affecting us, refer to Note 2 of our Notes to Consolidated Financial Statements.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CATALYST HEALTH SOLUTIONS, INC.

November 5, 2009	By:	/S/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

November 5, 2009	By:	/S/ HAI V. TRAN
Hai V. Tran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)