Form 10-Q
period 2010-03-31
CATALYST HEALTH SOLUTIONS, INC.
filed 2010-05-06
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 28, 2010 there were 44,719,538 shares outstanding of the Registrant’s $0.01 par value common stock.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

First Quarter 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$144,741	$152,055
Accounts receivable, net of allowances of $3,028 and $2,531 at March 31, 2010 and December 31, 2009, respectively	362,887	302,013
Income taxes receivable	—	2,398
Deferred income taxes	1,192	996
Inventory, net of allowances of $0 at March 31, 2010 and December 31, 2009	5,017	3,556
Other current assets	11,447	7,551

Total current assets	525,284	468,569
Property and equipment, net of accumulated depreciation of $17,115 and $15,749 at March 31, 2010 and December 31, 2009, respectively	26,888	24,797
Intangible assets, net	52,755	54,300
Goodwill	273,158	273,158
Investments, net	11,530	11,655
Other assets	507	442

Total assets	$890,122	$832,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$357,253	$331,134
Accrued expenses and other current liabilities	29,001	26,611
Income taxes payable	4,449	—

Total current liabilities	390,703	357,745
Deferred rent expense	2,790	2,907
Deferred income taxes	16,992	15,828
Other liabilities	16,016	15,444

Total liabilities	426,501	391,924

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 44,756 and 44,331 shares issued at Mach 31, 2010 and December 31, 2009, respectively	448	443
Additional paid-in capital	228,821	221,623
Treasury stock, at cost, 256 shares and 204 shares at March 31, 2010 and December 31, 2009, respectively	(7,187)	(5,187)
Accumulated other comprehensive loss	(720)	(720)
Retained earnings	242,259	224,838

Total stockholders’ equity	463,621	440,997

Total liabilities and stockholders’ equity	$890,122	$832,921

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2010	2009
Revenue (excludes member co-payments of $254,203 and $202,425 for the three months ended March 31, 2010 and 2009, respectively)	$832,312	$703,272

Direct expenses	781,665	662,142
Selling, general and administrative expenses	22,209	19,319

Total operating expenses	803,874	681,461

Operating income	28,438	21,811
Interest income	71	323
Interest expense	(228)	(131)
Other income	—	1

Income before income taxes	28,281	22,004
Income tax expense	10,860	8,186

Net income	$17,421	$13,818

Net income per share, basic	$0.40	$0.32
Net income per share, diluted	$0.39	$0.32
Weighted average shares of common stock outstanding, basic	43,622	42,935
Weighted average shares of common stock outstanding, diluted	44,415	43,631

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$17,421	$13,818
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,366	1,271
Amortization of intangible and other assets	1,747	1,474
Allowances on accounts receivable	626	54
Deferred income taxes	968	393
Equity based compensation charges	1,686	1,537
Other non-cash charges	(229)	95
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(61,500)	13,853
Income tax receivable	6,847	7,638
Inventory, net	(1,461)	1,018
Other assets	(3,003)	(1,866)
Accounts payable, accrued expenses, and other liabilities	28,111	14,745

Net cash (used in) provided by operating activities	(7,421)	54,030

Cash flows from investing activities:
Purchases of property and equipment	(2,457)	(1,572)
Business acquisitions and related payments, net of cash acquired	—	(880)
Sales of marketable securities	125	—

Net cash used in investing activities	(2,332)	(2,452)

Cash flows from financing activities:
Proceeds from First Rx Specialty and Mail Services, LLC arrangement	—	1,000
Deferred financing costs	(40)	—
Proceeds from exercise of stock options	1,279	209
Excess tax benefits due to option exercises and restricted stock vesting	3,123	96
Proceeds from shares issued under employee stock purchase plan	77	78
Purchases of treasury stock	(2,000)	(799)

Net cash provided by financing activities	2,439	584

Net increase (decrease) in cash and cash equivalents	(7,314)	52,162
Cash and cash equivalents at the beginning of year	152,055	54,979

Cash and cash equivalents at the end of year	$144,741	$107,141

Supplemental disclosure:
Cash paid for interest	$96	$23
Cash (refunded) paid for taxes	$(79)	$58

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the three months ended March 31,
	2010	2009
Comprehensive income:
Net income	$17,421	$13,818
Other comprehensive income, net of tax:
Unrealized loss on investments	—	(36)

Total comprehensive income	$17,421	$13,782

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc. (the “Company”, “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations, statements of cash flows and statements of comprehensive income for the periods presented. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the SEC. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 25, 2010.

2.	NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) that sets forth additional requirements and guidance regarding disclosures of fair value measurements. The ASU requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and Level 2 fair value measurements. It also clarifies two existing disclosure requirements within the current fair value authoritative guidance on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance are effective for interim and annual periods beginning after December 15, 2009, which for us means our first quarterly period ending on March 31, 2010, except for the Level 3 roll forward requirements which is effective for interim and annual periods beginning after December 15, 2010, which for us means our first quarterly period ending on March 31, 2011. The adoption of the disclosures effective this quarter did not have an impact on our financial position, results of operations or cash flows. Additionally, we do not expect the adoption of the disclosures which were deferred until the first quarter 2011 to have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance that changed the consolidation model for variable interest entities (“VIEs”). This guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether a company (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard is effective at the beginning of our 2010 fiscal year. The adoption of the standard did not have an impact on our financial position, results of operations or cash flows.

3.	FAIR VALUE MEASUREMENTS

Summary of Financial Assets Measured on a Recurring Basis

The following tables detail the fair value measurements of our financial assets measured on a recurring basis as of March 31, 2010 and December 31, 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$132,488	$132,488	$—	$—
Available for sale investments:
Auction rate securities	11,218	—	—	11,218

Total assets measured at fair value	$143,706	$132,488	$—	$11,218

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$142,076	$142,076	$—	$—
Available for sale investments:
Auction rate securities	11,343	—	—	11,343

Total assets measured at fair value	$153,419	$142,076	$—	$11,343

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	For the three months ended March 31,
	2010	2009
Beginning Balance	$11,343	$11,625
Redemptions and sales during the period	(125)	—
Unrealized loss included in accumulated other comprehensive income	—	(57)

Ending Balance	$11,218	$11,568

Investments

The following is a summary of our investments (in thousands):

As of March 31, 2010:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$11,218	$—	$1,157	$12,375
Other long-term investments	312	—	—	312

Total investments	$11,530	$—	$1,157	$12,687

As of December 31, 2009:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$11,343	$—	$1,157	$12,500
Other long-term investments	312	—	—	312

Total investments	$11,655	$—	$1,157	$12,812

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

Effective April 1, 2009, we adopted the authoritative guidance which requires other-than-temporary impairments to be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. For the three months ended March 31, 2010, we determined there was no credit loss related to our ARS based on our evaluation of the present value of expected cash flows from these securities. Our determination of the expected cash flows was based on employing a single best estimate measure. Accordingly, no impairment losses have been recognized through earnings in 2010.

Summary of Contractual Maturities

The contractual maturities of our available for sale ARS securities at March 31, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	12,375	11,218

Total	$12,375	$11,218

4.	BUSINESS COMBINATIONS

In 2009, we implemented the FASB’s revised authoritative guidance for business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest in the acquiree at the acquisition date fair value. The revised guidance significantly changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies and transaction costs. In addition, any changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The guidance also includes a substantial number of new disclosure requirements. Although the adoption of this revised guidance did not have a material impact on our consolidated financial statements, future effects of this guidance on our consolidated financial statements will depend upon the terms and size of future business acquisitions.

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. We incurred approximately $0.2 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and on net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. As of March 31, 2010 and December 31, 2009, there were decreases of $0.3 million and $0.1 million, respectively, in the fair value of recognized amounts for the contingent consideration primarily due to revised assumptions regarding net new business contracted.

The purchase price of Total Script was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $21.6 million and pharmacy benefit management, or PBM, customer relationship intangibles of $5.1 million with an estimated useful life of 14 years at December 31, 2009. Goodwill related to this acquisition is deductible for tax purposes.

Unaudited pro forma financial information has not been included because of the immateriality of the Total Script business combination.

5.	GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2009 and concluded that no impairment of goodwill existed. There were no changes in our goodwill balance for the three months ended March 31, 2010.

The following table sets forth the components of our intangible assets (in thousands):

	March 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$65,596	$(16,040)	$49,556	$65,596	$(14,962)	$50,634
Non-compete agreements	155	(148)	7	155	(130)	25
Trade names	1,400	(750)	650	1,400	(650)	750
Developed technology	620	(233)	387	620	(202)	418
Other PBM contracts	6,937	(4,782)	2,155	7,527	(5,054)	2,473

Total intangible assets	$74,708	$(21,953)	$52,755	$75,298	$(20,998)	$54,300

Customer relationships intangibles represent the estimated fair value of customer relationships at the dates of acquisition and are amortized from 5 years to 20 years. The estimated fair values are based on income-method valuation calculations. Non-compete agreements, trade names and developed technology intangibles are subject to amortization from 2 years to 5 years. The other PBM contracts class of intangibles allows us to provide PBM services, and is amortized over the expected period of future cash flow, based on management’s best estimate, which range from 5 months to 20 years.

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the three months ended March 31, 2010 and 2009.

The estimated aggregate amortization expense of existing intangible assets for the years ending December 31, 2011, 2012, 2013, 2014 and 2015, is $5.9 million, $4.8 million, $4.4 million, $4.3 million and $4.3 million, respectively.

6.	CREDIT FACILITY

In October 2009, we entered into an amended agreement with our primary commercial bank to extend and increase our secured revolving credit facility. This facility is for a three-year term expiring October 2012 and has been increased to $100.0 million. The facility bears interest at LIBOR plus a variable margin based on our ratio of funded debt to EBITDA, payable in arrears on the first day of each month. The credit facility is collateralized by substantially all of our assets and contains affirmative and negative covenants including those related to indebtedness and EBITDA. In connection with this credit facility, we recorded fees in the amount of $0.5 million which were deferred and will be amortized over the life of the agreement. There was no outstanding balance under either credit facility at March 31, 2010 or December 31, 2009.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the three months ended March 31, 2010 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	943	$7.85
Granted	—	—
Exercised	(219)	10.60
Forfeited or expired	—	—

Outstanding at March 31, 2010	724	$7.02

Exercisable at March 31, 2010	724	$7.02

The aggregate intrinsic value of exercisable stock options at March 31, 2010 was approximately $24.9 million with a weighted average remaining life of 2.4 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2010 was approximately $6.2 million.

Restricted Stock Awards

A summary of our restricted share activity for the three months ended March 31, 2010 is as follows (in thousands, except for fair market value per share):

	Shares	Fair Market Value Per Share
Non-vested shares outstanding at December 31, 2009	640	$25.08
Granted	211	38.53
Vested	(157)	25.13
Forfeited or expired	(6)	24.73

Non-vested shares outstanding at March 31, 2010	688	$29.18

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of March 31, 2010, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $18.3 million with a weighted average period over which it is expected to be recognized of 3.1 years.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 52,500 shares were purchased at a cost of approximately $2.0 million for the three months ended March 31, 2010.

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory and therefore no portion of the costs related to ESPP purchases is included in our stock-based compensation expense.

8.	INCOME TAXES

The effective income tax rates were 38.4% and 37.2% during the three months ended March 31, 2010 and 2009, respectively. These rates represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in the first quarter of 2010 was higher than in the comparable period in 2009 primarily due to an increase in our overall state effective income tax rate.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2010	2009
Net income available to common stockholders	$17,421	$13,818

Calculation of shares:
Weighted average common shares outstanding, basic	43,622	42,935
Dilutive effect of stock options, restricted stock awards and warrants	793	696

Weighted average common shares outstanding, diluted	44,415	43,631

Net income per common share, basic	$0.40	$0.32

Net income per common share, diluted	$0.39	$0.32

During all periods presented, all options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

In connection with First Rx Specialty and Mail Services, LLC, an entity that we formed in December 2008, we received $7.0 million in cash in December 2008 and $1.0 million in cash in the first quarter of 2009. We have considered the accounting for the arrangement and recorded a liability in our consolidated balance sheet. As a part of this arrangement, we are also recognizing expense, of which $0.1 million was recognized during each of the three months ended March 31, 2010 and 2009, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013.

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

We have determined that we operate in only one segment – the PBM, segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements, including without limitation, statements concerning Catalyst Health Solutions, Inc.’s operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on Catalyst Health Solutions, Inc.’s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, particularly under Item 1A, “Risk Factors,” and in our other filings with the Securities and Exchange Commission. In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in Catalyst Health Solutions, Inc.’s business or growth strategy or an inability to execute its strategy, including due to changes in its industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

The Company

Catalyst Health Solutions, Inc. is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name Catalyst Rx. We are built on strong, innovative principles in the management of prescription drug benefits and our client-centered philosophy contributes to our industry-leading client retention rates. Our clients include self-insured employers, including state and local governments; managed care organizations, or MCOs; unions, third-party administrators, or TPAs; hospices; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs.

We provide our clients access to a contracted, non-exclusive national network of approximately 63,000 pharmacies. We provide our clients’ members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates and retain the difference (except where we have entered into pass-through pricing arrangements with clients), including applicable claims processing fees.

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

For the three months ended March 31, 2010, our revenue increased by approximately 18.3% to $832.3 million from $703.3 million for the same period in 2009. Our increase in revenue in 2010 is primarily due to our initiation of services with several new PBM clients as well as the impact of our 2009 acquisition of Total Script. Total claims processed increased to 16.1 million for the three months ended March 31, 2010, from 13.8 million during the same period in 2009. For the three months ended March 31, 2010, our revenue per claims processed increased by approximately 1.0% when compared to the same periods in 2009. The increase in revenue per claims processed in 2010 was primarily impacted by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $254.2 million and $202.4 million for the three months ended March 31, 2010 and 2009, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended March 31,
	2010	2009
Reported revenue	$832.3	$703.3
Member co-payments	254.2	202.4

Total	$1,086.5	$905.7

Reported direct expenses	$781.7	$662.1
Member co-payments	254.2	202.4

Total	$1,035.9	$864.5

ACQUISITIONS

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, management PBM company with a strategic focus on the small-to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. We incurred approximately $0.2 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and on net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. As of March 31, 2010 and December 31, 2009, there were decreases of $0.3 million and $0.1 million, respectively, in the fair value of recognized amounts for the contingent consideration primarily due to revised assumptions regarding net new business contracted.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue. Revenue from operations for the three months ended March 31, 2010 and 2009 were $832.3 million and $703.3 million, respectively. Revenue increased over the comparable period in 2009 by $129.0 million. Total claims processed increased to 16.1 million for the three months ended March 31, 2010 from 13.8 million for the same period in 2009. Our 2009 acquisition of Total Script and our initiation of services with several new PBM clients contributed to our increase in revenue and prescription volume. For the three months ended March 31, 2010, our revenue per claims processed increased by approximately 1.0% when compared to the same period in 2009. The increase in revenue per claims processed for 2010 was primarily impacted by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Direct Expenses. Direct expenses for the three months ended March 31, 2010 and 2009 were $781.7 million and $662.1 million, respectively. Direct expenses increased by $119.6 million over the comparable period in 2009 primarily related to the $129.0 million increase in overall revenue. Direct expenses for the three months ended March 31, 2010 and 2009 represented 97.2% of total operating expenses for the respective periods.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $50.6 million for the three months ended March 31, 2010 from $41.1 million for the comparable period in 2009.

Gross margin as a percentage of revenue was 6.1% and 5.8% for the three months ended March 31, 2010 and 2009, respectively. In 2010, we experienced gross margin improvements resulting from our mail service pharmacy operations, higher generic utilization, contribution of performance management fees, enhanced drug manufacturer rebates, improved pharmacy reimbursement rates and higher formulary compliance.

Selling, General and Administrative. For the three months ended March 31, 2010, selling, general and administrative expenses increased by approximately $2.9 million over the same period in the prior year to $22.2 million or 2.8% of operating expenses. For the three months ended March 31, 2009, selling, general and administrative expenses was $19.3 million or 2.8% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients as well as incremental selling, general and administrative costs assumed from our acquisition of Total Script.

Selling, general and administrative expenses of $22.2 million for the three months ended March 31, 2010, consisted of $11.5 million in compensation and benefits, which includes $1.3 million in non-cash compensation, $2.7 million in professional fees and technology services, $2.4 million in facility costs, $1.0 million in travel expenses, $1.1 million in insurance and other corporate expenses, $0.3 million in non-employee non-cash compensation expense, $0.6 million in other, which includes $0.1 million in recruitment and temporary help, and $2.6 million in depreciation and amortization.

Selling, general and administrative expenses of $19.3 million for the three months ended March 31, 2009, consisted of $10.1 million in compensation and benefits, which includes $1.0 million in non-cash compensation, $1.4 million in professional fees and technology services, $2.4 million in facility costs, $0.6 million in travel expenses, $0.9 million in insurance and other corporate expenses, $0.5 million in non-employee non-cash compensation expense, $1.0 million in other, which includes and $0.3 million in recruitment and temporary help, and $2.4 million in depreciation and amortization.

Interest Income. Interest income decreased to $0.1 million for the three months ended March 31, 2010 from $0.3 million for the three months ended March 31, 2009. The decrease was primarily due to a reduction in average market interest rates on our short-term investments.

Interest Expense. Interest expense increased to $0.2 million for the three months ended March 31, 2010 from $0.1 million in the comparable period in 2009. The increase in interest expense was primarily attributable to interest expense associated with our revolving credit facility.

Income Tax Expense. The effective income tax rate of 38.4% during the three months ended March 31, 2010 and 37.2% during the comparable period in 2009 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2010 was higher than in the comparable period in 2009 primarily due to an increase in our overall state effective income tax rate.

Net Income. Net income for the three months ended March 31, 2010 increased by approximately $3.6 million over the same period in 2009 to $17.4 million. The increase in net income was primarily a result of increased gross margin, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund specific acquisition opportunities. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2010. At March 31, 2010, our cash and cash equivalents were $144.7 million. The decrease of $7.3 million in our cash and cash equivalents since the end of fiscal 2009 resulted primarily from cash used by operations.

In October 2009, we entered into an amended agreement with our primary commercial bank to extend and increase our secured revolving credit facility. This facility is for a three-year term expiring October 2012 and has been increased to $100.0 million. This facility bears interest at LIBOR plus a variable margin based on our ratio of funded debt to EBITDA, payable in arrears on the first day of each month. This facility is collateralized by substantially all of our assets and contains affirmative and negative covenants, including those related to indebtedness and EBITDA. There were no outstanding balances on this $100.0 million facility at March 31, 2010 or December 31, 2009.

We have $12.4 million at par value in investments related to auction rate securities, or ARS, all of which are classified as non-current on our balance sheet at March 31, 2010 and December 31, 2009. Our ARS are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. Currently, we are unlikely to be able to access the principal amounts of these securities until future auctions for these ARS are successful, or until we sell the securities in a fully active secondary market, of which there are currently none. However, there have been instances of redemptions at par to date by issuers of ARS, including issuers of securities we currently own. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet.

For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded temporary impairment charges in accumulated other comprehensive income of $1.2 million through March 31, 2010 to reduce the value of our ARS classified as available-for-sale securities.

Effective April 1, 2009, we adopted the authoritative guidance which amended the other-than-temporary impairment model for debt securities. Under this new guidance, other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. The amount of the impairment relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of the credit loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. As of March 31, 2010, based on our evaluation of cash flows expected to be recovered from these securities, we determined there was no credit loss related to our ARS and, accordingly, no impairment losses have been recognized through earnings in 2010.

Based on our cash and cash equivalents balance of $144.7 million and our available $100.0 million revolving credit facility, we do not anticipate a lack of liquidity associated with our ARS to have a material impact on our liquidity, financial condition, results of operations or cash flows. Although liquidity is not currently required, where appropriate, we are exploring and pursuing alternatives for obtaining relief from the unanticipated temporary illiquidity of the ARS holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim, still pending, before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse.

Net Cash (Used in) Provided by Operating Activities. Our operating activities used $7.4 million of cash from operations in the three-month period ended March 31, 2010, a $61.4 million change from the $54.0 million cash generated in the comparable prior year period. This $7.4 million in cash used by operating activities in 2010 reflects $17.4 million in net income, plus $6.2 million in net non-cash charges and a $31.0 million net decrease in working capital and other assets and liabilities. This $31.0 million net decrease in working capital was primarily due to changes in accounts receivable of $61.5 million, inventory of $1.4 million and other assets of $3.0 million, offset by changes in income tax receivable of $6.8 million and accounts payable and accrued liabilities of $28.1 million. The $61.5 million change in accounts receivable reflects the impact of a temporary delay in the timing of trade receivables. The $28.1 million change in accounts payable and accrued liabilities reflects the temporary benefit in the timing of payments of our accounts payable. The $54.0 million in cash provided by operating activities in 2009 reflects $13.8 million in net income, plus $4.8 million in non-cash charges and $35.4 million net decrease in working capital and other assets and liabilities.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2010 was $2.3 million compared to $2.5 million in the prior year period. The cash used in the current period reflects $2.4 million in capital expenditures offset by market securities sales of $0.1 million. The $2.5 million of net cash used for the three months ended March 31, 2009 reflects $0.9 million of contingent consideration payments related to prior business acquisitions and $1.6 million in capital expenditures.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2010 was $2.4 million compared to $0.6 million in the prior year period. In the current period, we received proceeds of $1.3 million from the exercise of stock options, $0.1 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $3.1 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.0 million of treasury stock during the three months ended March 31, 2010 and incurred $0.1 million in additional deferred financing cost related to our new credit facility. In the prior year period, we received proceeds of $0.2 million from the exercise of stock options, $0.1 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan, had an income tax benefit of $0.1 million related to the exercise of stock options and restricted stock vesting and received proceeds of $1.0 million related to our First Rx Specialty and Mail Services, LLC arrangement. Additionally, during the first quarter of 2009 we purchased $0.8 million of treasury stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we have minimal market risk inherent in our financial position. We do not have any derivative financial instruments and do not hold any derivative financial instruments for trading purposes. Our market risk primarily represents the potential loss arising from adverse changes in market interest rates. Our results from operations could be impacted by decreases in interest rates on our cash and cash equivalents, including our investments in auction rate securities. Additionally, we may be exposed to market risk from changes in interest rates related to any debt that may be outstanding under our credit facility. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, we may become subject to legal proceedings and claims. We are not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on our financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us, including those related to estimates, or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

May 6, 2010	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

May 6, 2010	By:	/s/ Hai V. Tran
Hai V. Tran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)