Form 10-Q
period 2010-06-30
CATALYST HEALTH SOLUTIONS, INC.
filed 2010-08-06
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 26, 2010 there were 44,806,028 shares outstanding of the Registrant’s $0.01 par value common stock.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

Second Quarter 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$207,559	$152,055
Accounts receivable, net of allowances of $2,075 and $1,533 at June 30, 2010 and December 31, 2009, respectively	202,955	172,058
Rebates receivable, net of allowances of $1,622 and $998 at June 30, 2010 and December 31, 2009, respectively	155,420	129,955
Inventory, net of allowances of $0 at June 30, 2010 and December 31, 2009	3,684	3,556
Income taxes receivable	5,305	2,398
Deferred income taxes	1,473	996
Other current assets	10,685	7,551

Total current assets	587,081	468,569
Property and equipment, net of accumulated depreciation of $18,616 and $15,749 at June 30, 2010 and December 31, 2009, respectively	28,402	24,797
Goodwill	273,158	273,158
Intangible assets, net	51,124	54,300
Investments, net	889	11,655
Other assets	621	442

Total assets	$941,275	$832,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$230,774	$209,539
Rebates payable	156,340	121,595
Accrued expenses and other current liabilities	30,959	26,611

Total current liabilities	418,073	357,745
Deferred rent expense	2,670	2,907
Deferred income taxes	17,356	15,828
Other liabilities	16,099	15,444

Total liabilities	454,198	391,924

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 44,840 and 44,331 shares issued at June 30, 2010 and December 31, 2009, respectively	448	443
Additional paid-in capital	232,210	221,623
Treasury stock, at cost, 259 shares and 204 shares at June 30, 2010 and December 31, 2009, respectively	(7,289)	(5,187)
Accumulated other comprehensive loss	(30)	(720)
Retained earnings	261,738	224,838

Total stockholders’ equity	487,077	440,997

Total liabilities and stockholders’ equity	$941,275	$832,921

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Revenue (excludes member co-payments of $231,174, $189,878, $485,377 and $392,303 for the three months and six months ended June 30, 2010 and 2009, respectively)	$890,107	$717,629	$1,722,419	$1,420,901

Direct expenses	834,383	672,494	1,616,048	1,334,636
Selling, general and administrative expenses	24,083	19,262	46,292	38,581

Total operating expenses	858,466	691,756	1,662,340	1,373,217

Operating income	31,641	25,873	60,079	47,684
Interest income	108	279	179	603
Interest expense	(225)	(119)	(453)	(250)

Income before income taxes	31,524	26,033	59,805	48,037
Income tax expense	12,045	9,876	22,905	18,062

Net income	$19,479	$16,157	$36,900	$29,975

Net income per share, basic	$0.44	$0.38	$0.84	$0.70
Net income per share, diluted	$0.44	$0.37	$0.83	$0.69
Weighted average shares of common stock outstanding, basic	43,846	43,039	43,735	42,987
Weighted average shares of common stock outstanding, diluted	44,521	43,770	44,463	43,697

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$36,900	$29,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,869	2,537
Amortization of intangible and other assets	3,512	3,042
Loss (gain) on disposal of property and equipment	3	(214)
Allowances on receivables	1,256	532
Deferred income taxes	631	733
Equity based compensation charges	3,810	3,137
Other non-cash (income) charges	(319)	178
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(31,528)	(5,636)
Rebates receivable	(26,090)	(1,078)
Income tax receivable	(2,907)	1,650
Inventory, net	(128)	1,145
Other assets	(3,441)	(1,855)
Accounts payable	21,235	20,779
Rebates payable	34,745	7,027
Accrued expenses and other liabilities	4,919	4,253

Net cash provided by operating activities	45,467	66,205

Cash flows from investing activities:
Purchases of property and equipment	(6,478)	(3,323)
Proceeds from sale of property and equipment	0	500
Business acquisitions and related payments, net of cash acquired	0	(880)
Sales of marketable securities	11,875	25
Other investing activities	0	(312)

Net cash provided by (used in) investing activities	5,397	(3,990)

Cash flows from financing activities:
Proceeds from First Rx Specialty and Mail Services, LLC arrangement	0	1,000
Deferred financing costs	(40)	0
Proceeds from exercise of stock options	2,679	660
Excess tax benefits due to option exercises and restricted stock vesting	3,940	547
Proceeds from shares issued under employee stock purchase plan	164	148
Purchases of treasury stock	(2,103)	(865)

Net cash provided by financing activities	4,640	1,490

Net increase in cash and cash equivalents	55,504	63,705
Cash and cash equivalents at the beginning of year	152,055	54,979

Cash and cash equivalents at the end of year	$207,559	$118,684

Supplemental disclosure:
Cash paid for interest	$199	$45
Cash paid for taxes	$21,240	$15,132

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Comprehensive income:
Net income	$19,479	$16,157	$36,900	$29,975
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	690	0	690	(36)

Total comprehensive income	$20,169	$16,157	$37,590	$29,939

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc. (the “Company,” “our,” “we” or “us”), a Delaware corporation, in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations, statements of cash flows and statements of comprehensive income for the periods presented. Operating results for the three months and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 25, 2010.

Rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. For the three months and six months ended June 30, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $2.6 million and $4.7 million, respectively, or approximately 0.3% of direct expenses. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months and six months ended June 30, 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $1.7 million and $3.0 million, respectively, or approximately 0.2% of revenue.

Certain balance sheet reclassifications were made to the prior year amounts to conform to the current year presentation. These changes have no impact on our previously reported totals for current assets, current liabilities, total assets, total liabilities or stockholders’ equity.

2.	NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) that sets forth additional requirements and guidance regarding disclosures of fair value measurements. The ASU requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and Level 2 fair value measurements. It also clarifies two existing disclosure requirements within the current fair value authoritative guidance on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance were effective for interim and annual periods beginning after December 15, 2009, which for us meant the beginning of our 2010 fiscal year, except for the Level 3 roll forward requirements which is effective for interim and annual periods beginning after December 15, 2010, which for us means our first quarterly period ending on March 31, 2011. The adoption of the disclosures effective in 2010 did not have an impact on our financial position, results of operations or cash flows for the three and six months ended June 30, 2010. Additionally, we do not expect the adoption of the disclosures which were deferred until the first quarter of 2011 to have an impact on our financial position, results of operations or cash flows.

In June 2009, the FASB issued guidance that changed the consolidation model for variable interest entities (“VIEs”). This guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether a company (1) has the power to direct matters that most significantly impact the activities of the VIE and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.

This standard is effective at the beginning of our 2010 fiscal year. The adoption of the standard did not have an impact on our financial position, results of operations or cash flows.

3.	FAIR VALUE MEASUREMENTS

Summary of Financial Assets Measured on a Recurring Basis

The following tables detail the fair value measurements of our financial assets measured on a recurring basis as of June 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$198,442	$198,442	$0	$0
Available for sale investments:
Auction rate securities	577	0	0	577

Total assets measured at fair value	$199,019	$198,442	$0	$577

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$142,076	$142,076	$0	$0
Available for sale investments:
Auction rate securities	11,343	0	0	11,343

Total assets measured at fair value	$153,419	$142,076	$0	$11,343

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Beginning Balance	$11,218	$11,568	$11,343	$11,625
Redemptions and sales during the period	(11,750)	(25)	(11,875)	(25)
Unrealized gain (loss) included in accumulated other comprehensive income	1,109	0	1,109	(57)

Ending Balance	$577	$11,543	$577	$11,543

Investments

The following is a summary of our investments (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
As of June 30, 2010:
Auction rate securities	$577	$0	$48	$625
Other long-term investments carried at cost	312	0	0	312

Total investments	$889	$0	$48	$937

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
As of December 31, 2009:
Auction rate securities	$11,343	$0	$1,157	$12,500
Other long-term investments carried at cost	312	0	0	312

Total investments	$11,655	$0	$1,157	$12,812

Auction rate securities

Our auction rate securities (“ARS”) are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. We explored and pursued alternatives for obtaining relief from the unanticipated temporary illiquidity of our auction rate securities holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse. On May 27, 2010, the arbitration panel ruled in our favor, finding Credit Suisse liable and requiring it to pay us $9.75 million, representing the par value of the remaining outstanding ARS in our Credit Suisse investment account on the date of the ruling. The ARS in our Credit Suisse investment account were transferred to Credit Suisse.

We currently have remaining $0.6 million at par value in investments related to other ARS. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded a temporary impairment charge in accumulated other comprehensive income of $48 thousand at June 30, 2010 to reduce the value of our ARS classified as available-for-sale securities.

Effective April 1, 2009, we adopted the authoritative guidance which requires other-than-temporary impairments to be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. For the three and six months ended June 30, 2010, we determined there was no credit loss related to our ARS based on our evaluation of the present value of expected cash flows from these securities. Our determination of the expected cash flows was based on employing a single best estimate measure. Accordingly, no impairment losses have been recognized through earnings in 2010.

Summary of Contractual Maturities

The contractual maturities of our available-for-sale ARS securities at June 30, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$0	$0
Due after one year	625	577

Total	$625	$577

4.	BUSINESS COMBINATIONS

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

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. We incurred approximately $0.2 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and on net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. For the three months ended June 30, 2010, there were decreases of $0.2 million in the fair value of recognized amounts for the contingent consideration primarily due to revised assumptions regarding net new business contracted. The total decrease in the fair value of recognized amounts for the contingent consideration subsequent to the acquisition date was $0.6 million.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2009 and concluded that no impairment of goodwill existed. There were no changes in our goodwill balance for the three months or six months ended June 30, 2010.

The following table sets forth the components of our intangible assets (in thousands):

	June 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$65,596	$(17,120)	$48,476	$65,596	$(14,962)	$50,634
Non-compete agreements	155	(155)	0	155	(130)	25
Trade names	1,400	(850)	550	1,400	(650)	750
Developed technology	620	(263)	357	620	(202)	418
Other PBM contracts	6,949	(5,208)	1,741	7,527	(5,054)	2,473

Total intangible assets	$74,720	$(23,596)	$51,124	$75,298	$(20,998)	$54,300

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

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the three or six months ended June 30, 2010 and 2009.

The following table sets forth the estimated aggregate amortization expense of our existing intangible assets for each of the five succeeding years (in thousands):

Year ended December 31,
2010 (remaining)	$3,002
2011	5,876
2012	4,830
2013	4,412
2014	4,266

6.	CREDIT FACILITY

In October 2009, we entered into an amended agreement with our primary commercial bank to extend and increase our secured revolving credit facility. This facility is for a three-year term expiring October 2012 and has been increased to $100.0 million. The facility bears interest at LIBOR plus a variable margin based on our ratio of funded debt to EBITDA, payable in arrears on the first day of each month. The credit facility is collateralized by substantially all of our assets and contains affirmative and negative covenants including those related to indebtedness and EBITDA. In connection with this credit facility, we recorded fees in the amount of $0.5 million which were deferred and will be amortized over the life of the agreement. There was no outstanding balance under the credit facility at June 30, 2010 or December 31, 2009.

On August 4, 2010, we entered into new senior credit facilities consisting of a revolving credit facility and term loan facility, as described in Part II, Item 5, “Other Information.” The new senior credit facilities replace our previous revolving credit facility.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the six months ended June 30, 2010 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	943	$7.85
Granted	0	0.0
Exercised	(275)	9.74
Forfeited or expired	(62)	12.35

Outstanding at June 30, 2010	606	$6.53

Exercisable at June 30, 2010	606	$6.53

The aggregate intrinsic value of exercisable stock options at June 30, 2010 was approximately $17.0 million with a weighted average remaining life of 2.0 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2010 was approximately $8.1 million.

Restricted Stock Awards

A summary of our restricted share activity for the six months ended June 30, 2010 is as follows (in thousands, except for fair market value per share):

	Shares	Fair Market Value Per Share
Non-vested shares outstanding at December 31, 2009	640	$25.08
Granted	256	38.39
Vested	(179)	25.47
Forfeited or expired	(26)	26.24

Non-vested shares outstanding at June 30, 2010	691	$29.85

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of June 30, 2010, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $17.9 million with a weighted average period over which it is expected to be recognized of 3.0 years.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 2,600 and 55,100 shares were purchased at a cost of approximately $0.1 million and $2.1 million for the three months and six months ended June 30, 2010, respectively.

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory and therefore no portion of the costs related to ESPP purchases is included in our stock-based compensation expense.

8.	INCOME TAXES

The effective income tax rates were 38.2% and 37.9% during the three months ended June 30, 2010 and 2009, respectively, and 38.3% and 37.6% during the six months ended June 30, 2010 and 2009. These rates represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rates in 2010 were higher than in the comparable periods in 2009 primarily due to an increase in our overall state effective income tax rate.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income available to common stockholders	$19,479	$16,157	$36,900	$29,975

Calculation of shares:
Weighted average common shares outstanding, basic	43,846	43,039	43,735	42,987
Dilutive effect of stock options, restricted stock awards and warrants	675	731	728	710

Weighted average common shares outstanding, diluted	44,521	43,770	44,463	43,697

Net income per common share, basic	$0.44	$0.38	$0.84	$0.70

Net income per common share, diluted	$0.44	$0.37	$0.83	$0.69

During all periods presented, all options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

In connection with First Rx Specialty and Mail Services, LLC, an entity that we formed in December 2008, we received $7.0 million in cash in December 2008 and $1.0 million in cash in the first quarter of 2009. We have considered the accounting for the arrangement and recorded a liability in our consolidated balance sheet. As a part of this arrangement, we are also recognizing expense, of which $0.1 million and $0.2 million was recognized during the three and six months ended June 30, 2010, respectively, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013.

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

We have determined that we operate in only one segment – the PBM segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

12.	SUBSEQUENT EVENT

On August 4, 2010, we announced that we have signed a definitive agreement to acquire FutureScripts, the PBM subsidiary of Independence Blue Cross (IBC), for $225.0 million in cash. FutureScripts delivers PBM services to approximately 1 million lives and manages over 14 million prescriptions annually. Following the closing of the FutureScripts acquisition, we will manage IBC’s pharmacy benefits under the terms of a new 10-year contract. IBC is a leading health insurer in southeastern Pennsylvania. IBC and its affiliates provide coverage to nearly 3.3 million people. The transaction is expected to close in 2010, subject to customary closing conditions and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act.

On August 4, 2010, we entered into new senior credit facilities consisting of a revolving credit facility and term loan facility, as described in Part II, Item 5, “Other Information.” The new senior credit facilities replace our previous revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements, including without limitation, statements concerning Catalyst Health Solutions, Inc.’s (the “Company,” “our,” “we” or “us”) operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on Catalyst Health Solutions, Inc.’s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, particularly under Item 1A, “Risk Factors,” and in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy, including due to changes in our industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, in our Annual Report on Form 10-K and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

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

For the three months ended June 30, 2010, our revenue increased by approximately 24.0% to $890.1 million from $717.6 million for the same period in 2009, and for the six months ended June 30, 2010, our revenues increased by approximately 21.2% to approximately $1.7 billion from $1.4 billion for the same period in 2009. Our increase in revenue in 2010 is primarily due to our initiation of services with several new PBM clients. Total claims processed increased to 16.4 million for the three months ended June 30, 2010, from 13.9 million during the same period in 2009, and to 32.5 million for the six months ended June 30, 2010, from 27.7 million during the same period in 2009. For the three months and six months ended June 30, 2010, our revenue per claims processed increased by approximately 5% and 3%, respectively, when compared to the same periods in 2009. The increase in revenue per claims processed in 2010 was primarily impacted by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $231.2 million and $189.9 million for the three months ended June 30, 2010 and 2009, respectively, and an increase in our reported revenue and direct expenses of $485.4 million and $392.3 million for the six months ended June 30, 2010 and 2009, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Reported revenue	$890.1	$717.6	$1,722.4	$1,420.9
Member co-payments	231.2	189.9	485.4	392.3

Total	$1,121.3	$907.5	$2,207.8	$1,813.2

Reported direct expenses	$834.3	$672.5	$1,616.0	$1,334.6
Member co-payments	231.2	189.9	485.4	392.3

Total	$1,065.5	$862.4	$2,101.4	$1,726.9

ACQUISITIONS

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $2.9 billion in 2009. Our business strategy is to continue to seek to expand our operations, including through making acquisitions involving new markets and complementary products, services, technologies and businesses.

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a PBM company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. We incurred approximately $0.2 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and on net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. For the three months ended June 30, 2010, there were decreases of $0.2 million in the fair value of recognized amounts for the contingent consideration primarily due to revised assumptions regarding net new business contracted. The total decrease in the fair value of recognized amounts for the contingent consideration subsequent to the acquisition date was $0.6 million.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue. Revenue from operations for the three months ended June 30, 2010 and 2009 were $890.1 million and $717.6 million, respectively. Revenue increased over the comparable period in 2009 by $172.5 million. Total claims processed increased to 16.4 million for the three months ended June 30, 2010 from 13.9 million for the same period in 2009. Our initiation of services with several new PBM clients was the primary contributor to our increase in revenue and prescription volume. For the three months ended June 30, 2010, our revenue per claims processed increased by approximately 5% when compared to the same period in 2009. The increase in revenue per claims processed for 2010 was primarily impacted by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended June 30, 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $1.7 million, or approximately 0.2%.

Direct Expenses. Direct expenses for the three months ended June 30, 2010 and 2009 were $834.4 million and $672.5 million, respectively. Direct expenses increased by $161.9 million over the comparable period in 2009, primarily related to the $172.5 million increase in overall revenue. Direct expenses for the three months ended June 30, 2010 and 2009 represented 97.2% of total operating expenses for each of the respective periods. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. For the three months ended June 30, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $2.6 million, or approximately 0.3%.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $55.7 million for the three months ended June 30, 2010 from $45.1 million for the comparable period in 2009. Gross margin as a percentage of revenue was 6.3% for each of the three months ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative. For the three months ended June 30, 2010, selling, general and administrative expenses increased by approximately $4.8 million over the same period in the prior year to $24.1 million, or 2.8% of operating expenses. For the three months ended June 30, 2009, selling, general and administrative expenses was $19.3 million, or 2.8% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients, as well as incremental selling, general and administrative costs assumed from our acquisition of Total Script and transaction costs related to pursuing potential future acquisitions.

Selling, general and administrative expenses of $24.1 million for the three months ended June 30, 2010, consisted of $12.5 million in compensation and benefits, which includes $1.5 million in non-cash compensation, $2.8 million in professional fees and technology services, $2.5 million in facility costs, $1.2 million in travel expenses, $0.4 million in insurance and other corporate expenses, $0.6 million in non-employee non-cash compensation expense, $1.4 million in other, which includes $0.4 million in recruitment and temporary help, and $2.7 million in depreciation and amortization.

Selling, general and administrative expenses of $19.3 million for the three months ended June 30, 2009, consisted of $9.8 million in compensation and benefits, which includes $1.0 million in non-cash compensation, $1.9 million in professional fees and technology services, $2.5 million in facility costs, $0.6 million in travel expenses, $0.9 million in insurance and other corporate expenses, $0.6 million in non-employee non-cash compensation expense, $0.6 million in other, which includes and $0.1 million in recruitment and temporary help, and $2.4 million in depreciation and amortization.

Interest Income. Interest income decreased to $0.1 million for the three months ended June 30, 2010 from $0.3 million for the three months ended June 30, 2009. The decrease was primarily due to a reduction in average market interest rates on our short-term investments.

Interest Expense. Interest expense increased to $0.2 million for the three months ended June 30, 2010 from $0.1 million in the comparable period in 2009. The increase in interest expense was primarily attributable to expenses associated with our revolving credit facility.

Income Tax Expense. The effective income tax rate of 38.2% during the three months ended June 30, 2010 and 37.9% during the comparable period in 2009 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2010 was higher than in the comparable period in 2009 primarily due to an increase in our overall state effective income tax rate.

Net Income. Net income for the three months ended June 30, 2010 increased by approximately $3.3 million over the same period in 2009 to $19.5 million. The increase in net income was primarily a result of increased gross margin, reduced by an increase in selling, general and administrative expenses.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue. Revenue from operations for the six months ended June 30, 2010 and 2009 were $1.7 billion and $1.4 billion, respectively. Revenue increased over the comparable period in 2009 by $301.5 million. Total claims processed increased to 32.5 million for the six months ended June 30, 2010 from 27.7 million for the same period in 2009. Our initiation of services with several new PBM clients was the primary contributor to our increase in revenue and prescription volume. For the six months ended June 30, 2010, our revenue per claims processed increased by approximately 3% when compared to the same period in 2009. The increase in revenue per claims processed for 2010 was primarily impacted by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the six months ended June 30, 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $3.0 million, or approximately 0.2%.

Direct Expenses. Direct expenses for the six months ended June 30, 2010 and 2009 were $1.6 billion and $1.3 billion, respectively. Direct expenses increased by $281.4 million over the comparable period in 2009, primarily related to the $301.5 million increase in overall revenue. Direct expenses for the six months ended June 30, 2010 and 2009 represented 97.2% of total operating expenses for each of the respective periods. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. For the six months ended June 30, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $4.7 million, or approximately 0.3%.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $106.4 million for the six months ended June 30, 2010 from $86.3 million for the comparable period in 2009. Gross margin as a percentage of revenue was 6.2% and 6.1% for the six months ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative. For the six months ended June 30, 2010, selling, general and administrative expenses increased by approximately $7.7 million over the same period in the prior year to $46.3 million, or 2.8% of operating expenses. For the six months ended June 30, 2009, selling, general and administrative expenses was $38.6 million, or 2.8% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients, as well as incremental selling, general and administrative costs assumed from our acquisition of Total Script and transaction costs related to pursuing potential future acquisitions.

Selling, general and administrative expenses of $46.3 million for the six months ended June 30, 2010, consisted of $24.0 million in compensation and benefits, which includes $2.8 million in non-cash compensation, $5.5 million in professional fees and technology services, $4.9 million in facility costs, $2.2 million in travel expenses, $1.5 million in insurance and other corporate expenses, $0.9 million in non-employee non-cash compensation expense, $2.0 million in other, which includes $0.5 million in recruitment and temporary help, and $5.3 million in depreciation and amortization.

Selling, general and administrative expenses of $38.6 million for the six months ended June 30, 2009, consisted of $20.0 million in compensation and benefits, which includes $2.1 million in non-cash compensation, $3.2 million in professional fees and technology services, $4.9 million in facility costs, $1.2 million in travel expenses, $1.8 million in insurance and other corporate expenses, $1.1 million in non-employee non-cash compensation expense, $1.6 million in other, which includes and $0.4 million in recruitment and temporary help, and $4.8 million in depreciation and amortization.

Interest Income. Interest income decreased to $0.2 million for the six months ended June 30, 2010 from $0.6 million for the six months ended June 30, 2009. The decrease was primarily due to a reduction in average market interest rates on our short-term investments.

Interest Expense. Interest expense increased to $0.5 million for the six months ended June 30, 2010 from $0.3 million in the comparable period in 2009. The increase in interest expense was primarily attributable to expenses associated with our revolving credit facility.

Income Tax Expense. The effective income tax rate of 38.3% during the six months ended June 30, 2010 and 37.6% during the comparable period in 2009 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2010 was higher than in the comparable period in 2009 primarily due to an increase in our overall state effective income tax rate.

Net Income. Net income for the six months ended June 30, 2010 increased by approximately $6.9 million over the same period in 2009 to $36.9 million. The increase in net income was primarily a result of increased gross margin, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund specific acquisition opportunities. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2010. At June 30, 2010, our cash and cash equivalents were $207.6 million. The increase of $55.5 million in our cash and cash equivalents since the end of fiscal 2009 resulted primarily from cash provided by operations.

In October 2009, we entered into an amended agreement with our primary commercial bank to extend and increase our secured revolving credit facility. This facility is for a three-year term expiring October 2012 and has been increased to $100.0 million. This facility bears interest at LIBOR plus a variable margin based on our ratio of funded debt to EBITDA, payable in arrears on the first day of each month. This facility is collateralized by substantially all of our assets and contains affirmative and negative covenants, including those related to indebtedness and EBITDA. There were no outstanding balances on this $100.0 million facility at June 30, 2010 or December 31, 2009. On August 4, 2010, we entered into new senior credit facilities consisting of a revolving credit facility and term loan facility, as described in Part II, Item 5, “Other Information.” The new senior credit facilities replace our previous revolving credit facility.

As previously disclosed, we were exploring and pursuing alternatives for obtaining relief from the unanticipated temporary illiquidity of our auction rate securities (“ARS”) holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse. On May 27, 2010, the arbitration panel ruled in the Company’s favor, finding Credit Suisse liable and requiring it to pay us $9.75 million, representing the par value of the remaining outstanding ARS in our Credit Suisse investment account on the date of the ruling. These ARS in our Credit Suisse investment account were transferred to Credit Suisse.

We currently have remaining $0.6 million at par value in investments related to ARS. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded temporary impairment charges in accumulated other comprehensive income of $48 thousand through June 30, 2010 to reduce the value of our ARS classified as available-for-sale securities.

Effective April 1, 2009, we adopted the authoritative guidance which amended the other-than-temporary impairment model for debt securities. Under this new guidance, other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. The amount of the impairment relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of the credit loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. As of June 30, 2010, based on our evaluation of cash flows expected to be recovered from these securities, we determined there was no credit loss related to our ARS and, accordingly, no impairment losses have been recognized through earnings in 2010.

Net Cash Provided by Operating Activities. Our operating activities provided $45.5 million of cash from operations in the six-month period ended June 30, 2010, a $20.7 million change from the $66.2 million cash generated in the comparable prior year period. This $45.5 million in cash provided by operating activities in 2010 reflects $36.9 million in net income, plus $11.8 million in net non-cash charges and a $3.2 million net decrease in cash provided by changes in working capital and other assets and liabilities. This $3.2 million net decrease in cash provided by changes in working capital was primarily due to changes in accounts receivable of $31.5 million, rebates receivable of $26.1 million, income tax receivable $2.9 million, inventory of $0.1 million and other assets of $3.4 million, offset by changes in accounts payable of $21.2 million, rebates payable of $34.7 million and accrued liabilities of $4.9 million. The changes in accounts receivable and rebates receivable reflect the impact of a temporary delay in the timing of the receivables. The changes in accounts payable and rebates payable reflect the temporary benefit in the timing of payments of these payable. The $66.2 million in cash provided by operating activities in 2009 reflects $30.0 million in net income, plus $9.9 million in non-cash charges and $26.3 million net decrease in cash provided by changes in working capital and other assets and liabilities.

Net Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities for the six months ended June 30, 2010 was $5.4 million compared to cash used of $4.0 million in the prior year period. The cash provided in the current period reflects $6.5 million in capital expenditures offset by marketable securities sales of $11.9 million. The $4.0 million of net cash used for the six months ended June 30, 2009 reflects $0.9 million of contingent consideration payments related to prior business acquisitions and $2.8 million in capital expenditures (net of proceeds from sale of property and equipment of $0.5 million) and other investing activities of $0.3 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2010 was $4.6 million compared to $1.5 million in the prior year period. In the current period, we received proceeds of $2.7 million from the exercise of stock options, $0.2 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $3.9 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.1 million of treasury stock during the six months ended June 30, 2010 and incurred $0.1 million in additional deferred financing cost related to our new credit facility. In the prior year period, we received proceeds of $0.7 million from the exercise of stock options, $0.2 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan, had an income tax benefit of $0.5 million related to the exercise of stock options and restricted stock vesting and received proceeds of $1.0 million related to our First Rx Specialty and Mail Services, LLC arrangement. Additionally, during the six months ended June 30, 2009 we purchased $0.9 million of treasury stock.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our level of indebtedness could adversely affect our ability to grow our business, our credit ratings and profile, and the covenants and restrictions in our credit facilities could adversely affect our business, financial condition and results of operations.

We may incur substantial indebtedness under our credit facilities, and our level of indebtedness could adversely affect our financial condition. In such an event, we would be required to devote a portion of our cash flows from operating activities to service our indebtedness, and such cash flows would therefore not be available for other corporate purposes. We have $150.0 million outstanding under our term loan facility. We also have the ability under our credit facilities to draw upon our $200.0 million revolver, and an additional $100.0 million of term loan or revolving loan debt if certain conditions are satisfied under our credit facilities (including the agreement of current or new lenders to extend additional credit to us). Our level of indebtedness may:

•	adversely impact our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other general corporate purposes;

•	require us to dedicate a substantial portion of our cash flow to the payment of interest on our indebtedness;

•	subject us to the risk of increased sensitivity to interest rate increases based upon variable interest rates, including our borrowings (if any) under our revolving credit facility;

•	increase the possibility of an event of default under the financial and operating covenants contained in our debt instruments; and

•

limit our ability to adjust to rapidly changing market conditions, reducing our ability to withstand competitive pressures and make us more vulnerable to a downturn in general economic conditions of our business than our competitors with less debt.

The operating and financial restrictions and covenants contained in the agreements governing our outstanding and future indebtedness may limit our ability to finance future operations or capital needs, borrow additional funds for development and make certain investments. For example, our credit facilities restrict our ability to, among other things: incur additional debt or issue guarantees; incur or permit certain liens to exist; make certain investments, acquisitions or other restricted payments; modify our organizational documents; dispose of assets; engage in certain types of transactions with affiliates; and merge, consolidate or transfer all or substantially all of our assets.

If we are unable to generate sufficient cash flow from operations in the future to service our debt obligations, we may be required to refinance all or a portion of our existing debt facilities, or to obtain additional financing and facilities. However, we may not be able to obtain any such refinancing or additional facilities on favorable terms or at all.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information

NEW SENIOR CREDIT FACILITIES

General

We entered into our new senior credit facilities (the “Facilities”) on August 4, 2010 with SunTrust Robinson Humphrey, Inc., Wells Fargo Securities, LLC and Banc of America Securities LLC as joint lead arrangers and joint bookrunners, Wells Fargo Bank, National Association and Bank of America, N.A. as co-syndication agents, JPMorgan Chase Bank, N.A. and RBS Citizens, N.A. as co-documentation agents, and SunTrust Bank, as administrative agent (in such capacity, the “Administrative Agent”).

Our new senior credit facilities consist of a revolving credit facility and term loan facility. The term loan facility has a principal amount of $150.0 million. Our revolving credit facility has a principal amount of $200.0 million. The remainder is available for general corporate purposes, subject to certain conditions. We intend to refinance existing indebtedness, fund Permitted Acquisitions (as defined in the Facilities) and finance working capital needs and capital expenditures with the proceeds of the Facilities, subject to availability. Our ability to draw under our revolving credit facility is conditioned upon, among other things, our continued compliance with covenants in our credit agreement, our ability to bring down the representations and warranties contained in our credit agreement and the absence of any default or event of default under our credit facilities.

Each of our revolving credit facility and our term loan facility matures on August 4, 2015.

The term loan facility amortizes in nominal quarterly installments of $1,875,000 on the last day of each calendar quarter, commencing on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount.

In addition to the revolving credit facility and term loan facility described above, our new senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities, subject to certain exceptions and conditions.

Our obligations under our new senior credit facilities are secured and fully and unconditionally guaranteed jointly and severally by the Company and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our credit agreement, pursuant to the terms of a separate guarantee and collateral agreement.

Security Interests

Our borrowings under our new senior credit facilities, all guarantees thereof and our obligations under related hedging agreements are secured by a perfected first priority security interest in all of all of the capital stock or other equity interests held by us and each of our existing and future U.S. subsidiary guarantors (subject to certain limitations for equity interests of future foreign subsidiaries and other exceptions as set forth in our credit agreement).

Interest Rates and Fees

Our borrowings under our new senior credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either: (i) a base rate determined by reference to the higher of (a) the rate announced by the Administrative Agent as its prime rate, (b) the federal funds rate plus 0.5%, and (c) the Adjusted LIBO Rate determined on a daily basis for an interest period of one month, plus 1% per annum; or (ii) a LIBOR rate on deposits in U.S. dollars for one-, two-, three- or six-month periods.

The applicable margin on loans under our new senior credit facilities is 2.00% for LIBOR rates loans and 1.00% for base rate loans. The applicable margin is subject to change depending on our total senior secured leverage ratio.

We also pay the lenders a commitment fee on the unused commitments under our revolving credit facility, which is payable quarterly in arrears. The commitment fee is subject to change depending on our leverage ratio.

Mandatory and Optional Repayment

If at any time the amount outstanding under our revolving facility exceeds the lenders’ revolving commitments, we are required to repay outstanding loans in an amount equal to such excess. We may voluntarily prepay loans or reduce commitments under our new senior credit facilities, in whole or in part, subject to minimum amounts. If we prepay LIBOR rate loans other than at the end of an applicable interest period, we are required to reimburse lenders for their losses or expenses sustained as a result of such prepayment.

Covenants

Our new senior credit facilities contain negative and affirmative covenants affecting us and our existing and future subsidiaries, with certain exceptions set forth in our credit agreement. Our new senior credit facilities contain the following negative covenants and restrictions, among others: restrictions on liens, debt, dividends and other restricted payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, investments, loans, advances, changes in line of business, changes in fiscal year, restrictive agreements with subsidiaries, transactions with affiliates, speculative hedging agreements and a leverage ratio of consolidated total debt to consolidated EBITDA.

Our new senior credit facilities contain the following affirmative covenants, among others: delivery of financial and other information to the administrative agent, notice to the Administrative Agent upon the occurrence of certain defaults, litigation and other material events, conduct of business and existence, payment of material taxes and other governmental charges, maintenance of properties, licenses and insurance, access to books and records by the lenders, use of proceeds, compliance with applicable laws and regulations, further assurances and provision of additional collateral and guarantees.

Events of Default

Our new senior credit facilities specify certain events of default, including, among others: failure to pay principal, interest or fees, violation of covenants, material inaccuracy of representations and warranties, cross-defaults to material indebtedness for borrowed money, certain bankruptcy and insolvency events, certain material judgments, certain ERISA events, change of control and invalidity of guarantees or security documents.

ITEM 6. Exhibits

Exhibit No.	Description

10.1	Amendment to Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates, effective June 22, 2010*

10.2	Amendment to Employment Agreement by and between HealthExtras, Inc. (now Catalyst Health Solutions, Inc.) and Nick J. Grujich, effective June 22, 2010*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.0	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002*

101.INS	XBRL Taxonomy Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

August 6, 2010	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

August 6, 2010	By:	/s/ Hai V. Tran
Hai V. Tran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)