Form 10-Q
period 2010-09-30
CATALYST HEALTH SOLUTIONS, INC.
filed 2010-11-05
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of October 27, 2010 there were 44,912,026 shares outstanding of the registrant’s $0.01 par value common stock.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

Third Quarter 2010 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$132,656	$152,055
Accounts receivable, net of allowances of $2,490 and $1,533 at September 30, 2010 and December 31, 2009, respectively	210,917	172,058
Rebates receivable, net of allowances of $199 and $998 at September 30, 2010 and December 31, 2009, respectively	201,750	129,955
Inventory, net of allowances of $46 and $0 at September 30, 2010 and December 31, 2009, respectively	2,903	3,556
Income taxes receivable	7,628	2,398
Deferred income taxes	1,079	996
Other current assets	12,925	7,551

Total current assets	569,858	468,569
Property and equipment, net of accumulated depreciation of $20,256 and $15,749 at September 30, 2010 and December 31, 2009, respectively	31,119	24,797
Goodwill	396,458	273,158
Intangible assets, net	164,085	54,300
Investments, net	889	11,655
Other assets	3,516	442

Total assets	$1,165,925	$832,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217,687	$209,539
Rebates payable	198,708	121,595
Accrued expenses and other current liabilities	52,250	26,611
Current maturities of long-term debt	7,500	—

Total current liabilities	476,145	357,745
Long-term debt	142,500	—
Deferred rent expense	2,555	2,907
Deferred income taxes	19,010	15,828
Other liabilities	13,684	15,444

Total liabilities	653,894	391,924

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 44,902 and 44,331 shares issued at September 30, 2010 and December 31, 2009, respectively	449	443
Additional paid-in capital	236,128	221,623
Treasury stock, at cost, 270 shares and 204 shares at September 30, 2010 and December 31, 2009, respectively	(7,759)	(5,187)
Accumulated other comprehensive loss	(30)	(720)
Retained earnings	283,243	224,838

Total stockholders’ equity	512,031	440,997

Total liabilities and stockholders’ equity	$1,165,925	$832,921

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenue (excludes member co-payments of $251,412, $206,441, $736,789 and $598,744 for the three months and nine months ended September 30, 2010 and 2009, respectively)	$925,056	$725,579	$2,647,475	$2,146,480

Direct expenses	863,313	676,612	2,479,361	2,011,248
Selling, general and administrative expenses	26,739	21,102	73,031	59,683

Total operating expenses	890,052	697,714	2,552,392	2,070,931

Operating income	35,004	27,865	95,083	75,549
Interest and other income	695	103	874	706
Interest expense	(1,286)	(113)	(1,739)	(363)

Income before income taxes	34,413	27,855	94,218	75,892
Income tax expense	12,908	10,625	35,813	28,687

Net income	$21,505	$17,230	$58,405	$47,205

Net income per share, basic	$0.49	$0.40	$1.33	$1.10
Net income per share, diluted	$0.48	$0.39	$1.31	$1.08
Weighted average shares of common stock outstanding, basic	43,928	43,185	43,800	43,054
Weighted average shares of common stock outstanding, diluted	44,586	44,040	44,522	43,811

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$58,405	$47,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,516	3,815
Amortization of intangible and other assets	5,735	5,243
Loss (gain) on disposal of property and equipment	14	(214)
Allowances on receivables	(5)	1,390
Deferred income taxes	2,680	(912)
Equity based compensation charges	5,252	4,776
Other non-cash (income) charges	(534)	261
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(10,522)	24,618
Rebates receivable	(33,523)	(17,235)
Income tax receivable	(5,230)	2,886
Inventory, net	653	(1,082)
Other assets	(4,155)	(1,434)
Accounts payable	(18,086)	(13,147)
Rebates payable	40,570	984
Accrued expenses and other liabilities	24,248	10,081

Net cash provided by operating activities	70,018	67,235

Cash flows from investing activities:
Purchases of property and equipment	(10,475)	(6,859)
Proceeds from sale of property and equipment	—	500
Business acquisitions, net of cash acquired	(239,882)	(12,949)
Sales of marketable securities	11,875	100
Other investing activities	—	(312)

Net cash used in investing activities	(238,482)	(19,520)

Cash flows from financing activities:
Proceeds from term loan	150,000	—
Proceeds from First Rx Specialty and Mail Services, LLC arrangement	—	1,000
Deferred financing costs	(3,633)	—
Contingent consideration payments	(3,000)	—
Proceeds from exercise of stock options	3,080	1,920
Excess tax benefits due to option exercises and restricted stock vesting	4,929	1,796
Proceeds from shares issued under employee stock purchase plan	262	240
Purchases of treasury stock	(2,573)	(928)

Net cash provided by financing activities	149,065	4,028

Net (decrease) increase in cash and cash equivalents	(19,399)	51,743
Cash and cash equivalents at the beginning of year	152,055	54,979

Cash and cash equivalents at the end of year	$132,656	$106,722

Supplemental disclosure:
Cash paid for interest	$999	$68
Cash paid for taxes	$33,433	$24,916

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Comprehensive income:
Net income	$21,505	$17,230	$58,405	$47,205
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	—	—	690	(36)

Total comprehensive income	$21,505	$17,230	$59,095	$47,169

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc., a Delaware corporation (the “Company,” “our,” “we” or “us”), in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations, statements of cash flows and statements of comprehensive income for the periods presented. Operating results for the three months and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 25, 2010.

Rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. The Company refines its estimates each period based on actual collection experience. For the three months and nine months ended September 30, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $6.1 million and $10.8 million, respectively, or approximately 0.7% and 0.4% of direct expenses, respectively. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended September 30, 2010, there were no adjustments made to the rebate payable estimates from prior periods. For the nine months ended September 30, 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $3.0 million, or approximately 0.1% of revenue.

Certain balance sheet reclassifications were made to the prior year amounts to conform to the current year presentation. These changes have no impact on our previously reported totals for current assets, current liabilities, total assets, total liabilities or stockholders’ equity.

2.	NEW ACCOUNTING STANDARDS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) that sets forth additional requirements and guidance regarding disclosures of fair value measurements. The ASU requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and Level 2 fair value measurements. It also clarifies two existing disclosure requirements within the current fair value authoritative guidance on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance were effective for interim and annual periods beginning after December 15, 2009, which for us meant the beginning of our 2010 fiscal year, except for the Level 3 roll forward requirements which is effective for interim and annual periods beginning after December 15, 2010, which for us means our first quarterly period ending on March 31, 2011. The adoption of the disclosures effective in 2010 did not have an impact on our financial position, results of operations or cash flows for the three and nine months ended September 30, 2010. Additionally, we do not expect the adoption of the disclosures which were deferred until the first quarter of 2011 to have an impact on our financial position, results of operations or cash flows.

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

Summary of Financial Assets Measured on a Recurring Basis

The following tables detail the fair value measurements of our financial assets measured on a recurring basis as of September 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$115,286	$115,286	$—	$—
Available for sale investments:
Auction rate securities	577	—	—	577

Total assets measured at fair value	$115,863	$115,286	$—	$577

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$142,076	$142,076	$—	$—
Available for sale investments:
Auction rate securities	11,343	—	—	11,343

Total assets measured at fair value	$153,419	$142,076	$—	$11,343

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Beginning Balance	$577	$11,543	$11,343	$11,625
Redemptions and sales during the period	—	(75)	(11,875)	(100)
Unrealized gain (loss) included in accumulated other comprehensive income	—	—	1,109	(57)

Ending Balance	$577	$11,468	$577	$11,468

Investments

The following is a summary of our investments (in thousands):

As of September 30, 2010:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Other long-term investments carried at cost	312	—	—	312

Total investments	$889	$—	$48	$937

As of December 31, 2009:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$11,343	$—	$1,157	$12,500
Other long-term investments carried at cost	312	—	—	312

Total investments	$11,655	$—	$1,157	$12,812

Auction rate securities

Our auction rate securities (“ARS”) are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. We explored and pursued alternatives for obtaining relief from the unanticipated temporary illiquidity of our auction rate securities holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse. On May 27, 2010, the arbitration panel ruled in our favor, finding Credit Suisse liable and required it to pay us $9.75 million, representing the par value of the remaining outstanding ARS in our Credit Suisse investment account on the date of the ruling. The ARS in our Credit Suisse investment account were transferred to Credit Suisse.

We currently have remaining $0.6 million at par value in investments related to other ARS. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded a temporary impairment charge in accumulated other comprehensive income of $48 thousand through September 30, 2010 to reduce the value of our ARS classified as available-for-sale securities.

Effective April 1, 2009, we adopted the authoritative guidance which requires other-than-temporary impairments to be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. For the three and nine months ended September 30, 2010, we determined there was no credit loss related to our ARS based on our evaluation of the present value of expected cash flows from these securities. Our determination of the expected cash flows was based on employing a single best estimate measure. Accordingly, no impairment losses have been recognized through earnings in 2010.

Summary of Contractual Maturities

The contractual maturities of our available-for-sale ARS securities at September 30, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	625	577

Total	$625	$577

Fair Value of Financial Liabilities

The carrying amount of our term loan under our senior credit facilities approximates fair value as of September 30, 2010. We estimate fair market value for this liability based on the market value.

4.	BUSINESS COMBINATIONS

Acquisition of FutureScripts, LLC

On September 13, 2010, we completed the acquisition of FutureScripts, LLC and FutureScripts Secure LLC (collectively, “FutureScripts”). FutureScripts, formed in 2006, was the PBM subsidiary of Independence Blue Cross (“IBC”). FutureScripts provides pharmacy benefit management services to approximately 1 million lives and manages over 14 million prescriptions annually. We manage these pharmacy benefits under the terms of a 10-year contract. Under the terms of the acquisition agreement, we maintain the FutureScripts brand and provide IBC a full complement of services, including: claims adjudication, member services, network administration, formulary management and rebate contracting, mail and specialty drug management, clinical services, data reporting and analytics, as well as client service and sales support.

Total consideration for the acquisition of FutureScripts consisted of cash payments of $225.5 million. The purchase price was funded from our cash on hand. We incurred approximately $1.6 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the nine months ended September 30, 2010.

The purchase price of FutureScripts was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $111.2 million, trade name intangibles of $20.0 million with an estimated useful life of 20 years, and customer contract intangibles of $90.0 million with an estimated useful life of 10 years. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period which indicates a potential change to these valuations, the purchase price allocation is subject to adjustment.

The following table summarizes the consideration transferred to acquire FutureScripts and the amounts of identified assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of FutureScripts operations are included in our consolidated financial statements since the date of acquisition. Amounts are in thousands.

Fair value of consideration:	At Sept. 13, 2010
Cash	$225,488

Total consideration	225,488

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,986
Current assets (primarily accounts receivable and rebates receivable)	66,751
Intangible assets	110,000
Property, plant and equipment	160
Liabilities assumed (primarily trade payable and rebates payable)	(64,637)

Total identified net assets	114,260

Goodwill	$111,228

Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of FutureScripts.

The acquired business contributed revenue of $44.5 million and net income of $0.1 million to us for the period from September 13, 2010 to September 30, 2010. The following table sets forth certain unaudited pro forma financial data assuming the acquisition of FutureScripts had been completed as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations if the transaction had been in effect as of the beginning of the periods presented, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenue	$1,107,460	$949,670	$3,274,689	$2,815,521
Net income	$21,381	$17,801	$57,569	$46,065
Net income per share, basic	$0.49	$0.41	$1.31	$1.07
Net income per share, diluted	$0.48	$0.40	$1.29	$1.05
Weighted average shares, basic	43,928	43,185	43,800	43,054
Weighted average shares, diluted	44,586	44,040	44,522	43,811

Acquisition of inPharmative, Inc.

On August 25, 2010, we acquired inPharmative, Inc. for a cash payment of $16.5 million and 100,000 common stock warrants valued at approximately $1.0 million using the Black-Scholes option pricing model. inPharmative, which is based in Kansas City, MO, is a provider of rebate administration technology tools to PBMs, health plans, state Medicaid programs and group purchasing organizations.

We incurred approximately $0.4 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the nine months ended September 30, 2010.

The purchase price of inPharmative was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $12.1 million, customer relationships of $3.7 million with an estimated useful life of 12 years, technology software of $0.7 million with an estimated useful life of 3 years, and trade name intangibles of $0.5 million with an estimated useful life of 20 years. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period which indicates a potential change to these valuations, the purchase price allocation is subject to adjustment. Goodwill related to this acquisition is deductible for tax purposes.

The acquisition was accounted for as a purchase, and accordingly, the results of inPharmative operations are included in our consolidated financial statements since the date of acquisition. Revenue and expenses since acquisition and unaudited pro forma financial information have not been disclosed herein because of the immateriality of the inPharmative business combination.

The following table summarizes the consideration transferred to acquire inPharmative and the amounts of identified assets acquired and liabilities assumed at the date of acquisition. Amounts are in thousands.

Fair value of consideration transferred:	At August 25, 2010
Cash	$16,500
Warrants	988

Total consideration	17,488

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	120
Current assets (primarily accounts receivable)	944
Intangible assets	4,879
Property, plant and equipment	217
Liabilities assumed (primarily accrued expenses)	(744)

Total identified net assets	5,416

Goodwill	$12,072

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. We incurred approximately $0.2 million of acquisition-related costs, which were included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During the three month period ended September 30, 2010, we made contingent consideration payments of $3.0 million, based on the achievement of certain milestones and net new business acquired. Additionally, for the three months ended September 30, 2010, there were decreases of $0.3 million in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The total adjustments in the fair value of recognized amounts for contingent consideration which were included in our consolidated statement of operations were $0.8 million and $0.1 million in 2010 and 2009, respectively.

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

Unaudited pro forma financial information has not been included because of the immateriality of the Total Script business combination.

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2010 are as follows (in thousands):

2010
Balance as of January 1, 2010	$273,158
Goodwill acquired in current acquisitions	123,300

Balance as of September 30, 2010	$396,458

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2009 and concluded that no impairment of goodwill existed.

The following table sets forth the components of our intangible assets (in thousands):

	September 30, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$159,291	$(18,681)	$140,610	$65,596	$(14,962)	$50,634
Non-compete agreements	155	(155)	—	155	(130)	25
Trade names	21,856	(1,002)	20,854	1,400	(650)	750
Developed technology	1,348	(319)	1,029	620	(202)	418
Other PBM contracts	7,036	(5,444)	1,592	7,527	(5,054)	2,473

Total intangible assets	$189,686	$(25,601)	$164,085	$75,298	$(20,998)	$54,300

Customer relationships intangibles represent the estimated fair value of customer relationships at the dates of acquisition and are amortized from 5 years to 20 years. The estimated fair values are based on income-method valuation calculations. Non-compete agreements, trade names and developed technology intangibles are subject to amortization from 2 years to 20 years. The other PBM contracts class of intangibles allows us to provide PBM services, and is amortized over the expected period of future cash flow, based on management’s best estimate, which range from 5 months to 20 years.

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the three or nine months ended September 30, 2010 and 2009.

The following table sets forth the estimated aggregate amortization expense of our existing intangible assets for each of the five succeeding years (in thousands):

Year ended December 31,
2010 (remaining)	$4,156
2011	16,474
2012	15,425
2013	14,875
2014	14,596

6.	FINANCING

The following table sets forth the components of our long-term debt (in thousands):

September 30, 2010
Senior secured term loan facility due August 4, 2015 with an average interest rate of 2.26% at September 30, 2010	$150,000
Revolving credit facility due August 4, 2015	0

Total debt	150,000
Less current maturities	(7,500)

Long-term debt	142,500

On August 4, 2010, we terminated our then-existing secured revolving credit facility with our primary commercial bank, which was amended on October 9, 2009. This revolving credit facility was for a three-year term expiring October 9, 2012. The maximum principal amount of the facility available to us was $100.0 million. There was no outstanding balance under that credit facility at August 4, 2010 or at December 31, 2009.

On August 4, 2010, we entered into new senior credit facilities consisting of a revolving credit facility and term loan facility. The term loan facility has a principal amount of $150.0 million. Our revolving credit facility has a principal amount of $200.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our new senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our new senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our credit agreement, pursuant to the terms of a separate guarantee and collateral agreement. There was no outstanding balance under the revolving credit facility at September 30, 2010.

The term loan facility amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, commencing on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount.

Our borrowings under our new senior credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either: (i) a base rate determined by reference to the higher of (a) the rate announced by the Administrative Agent as its prime rate, (b) the federal funds rate plus 0.5%, and (c) the Adjusted LIBO Rate determined on a daily basis for an interest period of one month, plus 1.00% per annum; or (ii) a LIBO Rate on deposits in U.S. dollars for one-, two-, three- or six-month periods. The applicable margin on loans under our new senior credit facilities is 2.00% for LIBO Rates loans and 1.00% for base rate loans. The applicable margin is subject to change depending on our total senior secured leverage ratio. We also pay the lenders a commitment fee on the unused commitments under our revolving credit facility, which is payable quarterly in arrears. The commitment fee is subject to change depending on our leverage ratio.

Our new senior credit facilities contain negative and affirmative covenants affecting us and our existing and future subsidiaries, with certain exceptions set forth in our credit agreement. Negative covenants and restrictions include: restrictions on liens, debt, dividends and other restricted payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, investments, loans, advances, restrictive agreements with subsidiaries, speculative hedging agreements and a leverage ratio of consolidated total debt to consolidated EBITDA. At September 30, 2010, we believe we were in compliance with all covenants associated with our credit facilities.

Financing costs of $3.9 million for the issuance of the credit facilities are being amortized over an average weighted period of 5 years and are reflected in other assets in the accompanying consolidated balance sheet.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2010 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2009	943	$7.85
Granted	—	—
Exercised	(338)	9.10
Forfeited or expired	(62)	12.35

Outstanding at September 30, 2010	543	$6.55

Exercisable at September 30, 2010	543	$6.55

The aggregate intrinsic value of exercisable stock options at September 30, 2010 was approximately $15.5 million with a weighted average remaining life of 1.7 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2010 was approximately $10.2 million.

Restricted Stock Awards

A summary of our restricted share activity for the nine months ended September 30, 2010 is as follows (in thousands, except for fair market value per share):

	Shares	Fair Market Value Per Share
Non-vested shares outstanding at December 31, 2009	640	$25.08
Granted	322	37.73
Vested	(211)	25.82
Forfeited	(99)	26.35

Non-vested shares outstanding at September 30, 2010	652	$30.89

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of September 30, 2010, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $17.0 million with a weighted average period over which it is expected to be recognized of 3.0 years.

Common Stock Warrants

Pursuant to our acquisition of inPharmative on August 25, 2010 (see Note 4), we issued 100,000 common stock warrants. These warrants, which expire on August 25, 2013, have an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at September 30, 2010. The key assumptions used by us in valuing these warrants were:

Expected volatility	40%
Expected dividend yield	0%
Risk-free interest rate	0.77%
Expected term	3 years

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 11,200 and 66,300 shares were purchased at a cost of approximately $0.5 million and $2.6 million for the three months and nine months ended September 30, 2010, respectively.

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory and therefore no portion of the costs related to ESPP purchases is included in our stock-based compensation expense.

8.	INCOME TAXES

The effective income tax rates were 37.5% and 38.1% during the three months ended September 30, 2010 and 2009, respectively, and 38.0% and 37.8% during the nine months ended September 30, 2010 and 2009. These rates represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income available to common stockholders	$21,505	$17,230	$58,405	$47,205

Calculation of shares:
Weighted average common shares outstanding, basic	43,928	43,185	43,800	43,054
Dilutive effect of stock options, restricted stock awards and warrants	658	855	722	757

Weighted average common shares outstanding, diluted	44,586	44,040	44,522	43,811

Net income per common share, basic	$0.49	$0.40	$1.33	$1.10
Net income per common share, diluted	$0.48	$0.39	$1.31	$1.08

During the three months and nine months ended September 30, 2010, 100,000 warrants were excluded from the computation of diluted net income per share because the exercise prices were greater than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

In connection with First Rx Specialty and Mail Services, LLC, an entity that we formed in December 2008, we received $7.0 million in cash in December 2008 and $1.0 million in cash in the first quarter of 2009. We have considered the accounting for the arrangement and recorded a liability in our consolidated balance sheet. As a part of this arrangement, we are also recognizing expense, of which $0.1 million and $0.3 million was recognized during the three and nine months ended September 30, 2010, respectively, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013.

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

Pharmacy benefit claims payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed and, accordingly, have assumed that risk independent of our clients. When we administer pharmacy reimbursement contracts and do not assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. The portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. The Company refines its estimates each period based on actual collection experience.

For the three months ended September 30, 2010, our revenue increased by approximately 27.5% to $925.1 million from $725.6 million for the same period in 2009, and for the nine months ended September 30, 2010, our revenues increased by approximately 23.3% to approximately $2.6 billion from $2.1 billion for the same period in 2009. Our increase in revenue in 2010 is primarily due to our initiation of services with several new PBM clients and, to a lesser extent, the acquisitions of FutureScripts and inPharmative. Total claims processed increased to 17.2 million for the three months ended September 30, 2010, from 13.9 million during the same period in 2009, and to 49.7 million for the nine months ended September 30, 2010, from 41.5 million during the same period in 2009. For the three months and nine months ended September 30, 2010, our revenue per claims processed both increased by approximately 3%, when compared to the same periods in 2009. The increase in revenue per claims processed in 2010 was primarily due to manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $251.4 million and $206.4 million for the three months ended September 30, 2010 and 2009, respectively, and an increase in our reported revenue and direct expenses of $736.8 million and $598.7 million for the nine months ended September 30, 2010 and 2009, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Reported revenue	$925.1	$725.6	$2,647.5	$2,146.5
Member co-payments	251.4	206.4	736.8	598.7

Total	$1,176.5	$932.0	$3,384.3	$2,745.2

Reported direct expenses	$863.3	$676.6	$2,479.4	$2,011.2
Member co-payments	251.4	206.4	736.8	598.7

Total	$1,114.7	$883.0	$3,216.2	$2,609.9

ACQUISITIONS

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $2.9 billion in 2009. Our business strategy is to continue to seek to expand our operations, including through making acquisitions involving new markets and complementary products, services, technologies and businesses.

Acquisition of FutureScripts, LLC

On September 13, 2010, we completed the acquisition of FutureScripts, LLC and FutureScripts Secure LLC (collectively, “FutureScripts”). FutureScripts, formed in 2006, was the PBM subsidiary of Independence Blue Cross (“IBC”). FutureScripts provides pharmacy benefit management services to approximately 1 million lives and manages over 14 million prescriptions annually. We manage these pharmacy benefits under the terms of a 10-year contract. Under the terms of the acquisition agreement, we maintain the FutureScripts brand and provide IBC a full complement of services, including: claims adjudication, member services, network administration, formulary management and rebate contracting, mail and specialty drug management, clinical services, data reporting and analytics, as well as client service and sales support.

Total consideration for the acquisition of FutureScripts consisted of cash payments of $225.5 million. The purchase price was funded from our cash on hand. We incurred approximately $1.6 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the nine months ended September 30, 2010.

The purchase price of FutureScripts was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $111.2 million, trade name intangibles of $20.0 million with an estimated useful life of 20 years, and customer contract intangibles of $90.0 million with an estimated useful life of 10 years. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period which indicates a potential change to these valuations, the purchase price allocation is subject to adjustment.

Acquisition of inPharmative, Inc.

On August 25, 2010, we acquired inPharmative, Inc. for a cash payment of $16.5 million and 100,000 common stock warrants valued at approximately $1.0 million using the Black-Scholes option pricing model. inPharmative, which is based in Kansas City, MO, is a provider of rebate administration technology tools to PBMs, health plans, state Medicaid programs and group purchasing organizations.

We incurred approximately $0.4 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the nine months ended September 30, 2010.

The purchase price of inPharmative was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $12.1 million, customer relationships of $3.7 million with an estimated useful life of 12 years, technology software of $0.7 million with an estimated useful life of 3 years, and trade name intangibles of $0.5 million with an estimated useful life of 20 years. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period which indicates a potential change to these valuations, the purchase price allocation is subject to adjustment. Goodwill related to this acquisition is deductible for tax purposes.

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a PBM company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. We incurred approximately $0.2 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During the three month period ended September 30, 2010, we made contingent consideration payments of $3.0 million, based on the achievement of certain milestones and net new business acquired. Additionally, for the three months ended September 30, 2010, there were decreases of $0.3 million in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The total adjustments in the fair value of recognized amounts for contingent consideration which were included in our consolidated statement of operations were $0.8 million and $0.1 million in 2010 and 2009, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue. Revenue from operations for the three months ended September 30, 2010 and 2009 were $925.1 million and $725.6 million, respectively. Revenue increased over the comparable period in 2009 by $199.5 million. Total claims processed increased to 17.2 million for the three months ended September 30, 2010 from 13.9 million for the same period in 2009. Our initiation of services with several new PBM clients was the primary contributor to our increase in revenue and prescription volume and, to a lesser extent, the acquisition of FutureScripts and inPharmative. For the three months ended September 30, 2010, our revenue per claims processed increased by approximately 3% when compared to the same period in 2009. The increase in revenue per claims processed for 2010 was primarily due to manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended September 30, 2010, no adjustments were made to these rebate payable estimates from prior periods.

Direct Expenses. Direct expenses for the three months ended September 30, 2010 and 2009 were $863.3 million and $676.6 million, respectively. Direct expenses increased by $186.7 million over the comparable period in 2009, primarily related to the $199.5 million increase in overall revenue. Direct expenses for the three months ended September 30, 2010 and 2009 represented 97.0% of total operating expenses for each of the respective periods. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. For the three months ended September 30, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $6.1 million, or approximately 0.7%.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $61.7 million for the three months ended September 30, 2010 from $49.0 million for the comparable period in 2009. Gross margin as a percentage of revenue was 6.7% for each of the three months ended September 30, 2010 and 2009.

Selling, General and Administrative. For the three months ended September 30, 2010, selling, general and administrative expenses increased by approximately $5.6 million over the same period in the prior year to $26.7 million, or 3.0% of operating expenses. For the three months ended September 30, 2009, selling, general and administrative expenses was $21.1 million, or 3.0% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients, as well as incremental selling, general and administrative costs related to the FutureScripts and inPharmative acquisitions.

Selling, general and administrative expenses of $26.7 million for the three months ended September 30, 2010, consisted of $13.2 million in compensation and benefits, which includes $1.1 million in non-cash compensation, $4.1 million in professional fees and technology services, $2.6 million in facility costs, $1.6 million in travel expenses, $1.0 million in insurance and other corporate expenses, $0.3 million in non-employee non-cash compensation expense, $0.9 million in other, which includes $0.4 million in recruitment and temporary help, and $3.0 million in depreciation and amortization.

Selling, general and administrative expenses of $21.1 million for the three months ended September 30, 2009, consisted of $11.3 million in compensation and benefits, which includes $1.1 million in non-cash compensation, $1.8 million in professional fees and technology services, $2.4 million in facility costs, $0.8 million in travel expenses, $0.8 million in insurance and other corporate expenses, $0.6 million in non-employee non-cash compensation expense, $0.9 million in other, which includes and $0.2 million in recruitment and temporary help, and $2.5 million in depreciation and amortization.

Interest and Other Income. Interest and other income increased to $0.7 million for the three months ended September 30, 2010 from $0.1 million for the three months ended September 30, 2009. The increase was primarily due to a one-time special distribution from an investment account.

Interest Expense. Interest expense increased to $1.3 million for the three months ended September 30, 2010 from $0.1 million in the comparable period in 2009. The increase was primarily attributable to interest expense associated with our new credit facilities and the amortization of related financing costs.

Income Tax Expense. The effective income tax rate of 37.5% during the three months ended September 30, 2010 and 38.1% during the comparable period in 2009 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2010 was lower than in the comparable period in 2009 primarily due to changes in our overall state effective income tax rate.

Net Income. Net income for the three months ended September 30, 2010 increased by approximately $4.3 million over the same period in 2009 to $21.5million. The increase in net income was primarily a result of increased gross margin, reduced by an increase in selling, general and administrative expenses.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue. Revenue from operations for the nine months ended September 30, 2010 and 2009 were $2.6 billion and $2.1 billion, respectively. Revenue increased over the comparable period in 2009 by $0.5 billion. Total claims processed increased to 49.7 million for the nine months ended September 30, 2010 from 41.5 million for the same period in 2009. Our initiation of services with several new PBM clients was the primary contributor to our increase in revenue and prescription volume and, to a lesser extent, the acquisition of FutureScripts and inPharmative. For the nine months ended September 30, 2010, our revenue per claims processed increased by approximately 3% when compared to the same period in 2009. The increase in revenue per claims processed for 2010 was primarily due to manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the nine months ended September 30, 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $3.0 million, or approximately 0.1%.

Direct Expenses. Direct expenses for the nine months ended September 30, 2010 and 2009 were $2.5 billion and $2.0 billion, respectively. Direct expenses increased by $0.5 billion over the comparable period in 2009, primarily related to the $0.5 billion increase in overall revenue. Direct expenses for the nine months ended September 30, 2010 and 2009 represented and 97.1% of total operating expenses for each of the respective periods. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. For the nine months ended September 30, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $10.8 million, or approximately 0.4%.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $168.1 million for the nine months ended September 30, 2010 from $135.2 million for the comparable period in 2009. Gross margin as a percentage of revenue was 6.3% for each of the nine months ended September 30, 2010 and 2009.

Selling, General and Administrative. For the nine months ended September 30, 2010, selling, general and administrative expenses increased by approximately $13.3 million over the same period in the prior year to $73.0 million, or 2.9% of operating expenses. For the nine months ended September 30, 2009, selling, general and administrative expenses was $59.7 million, or 2.9% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients, as well as incremental selling, general and administrative costs related to pursuing potential acquisitions.

Selling, general and administrative expenses of $73.0 million for the nine months ended September 30, 2010, consisted of $37.3 million in compensation and benefits, which includes $4.0 million in non-cash compensation, $9.6 million in professional fees and technology services, $7.5 million in facility costs, $3.8 million in travel expenses, $2.6 million in insurance and other corporate expenses, $1.3 million in non-employee non-cash compensation expense, $2.6 million in other, which includes $0.8 million in recruitment and temporary help, and $8.3 million in depreciation and amortization.

Selling, general and administrative expenses of $59.7 million for the nine months ended September 30, 2009, consisted of $31.3 million in compensation and benefits, which includes $3.1 million in non-cash compensation, $5.1 million in professional fees and technology services, $7.3 million in facility costs, $1.9 million in travel expenses, $2.6 million in insurance and other corporate expenses, $1.6 million in non-employee non-cash compensation expense, $2.6 million in other, which includes and $0.6 million in recruitment and temporary help, and $7.3 million in depreciation and amortization.

Interest and Other Income. Interest and other income increased to $0.9 million for the nine months ended September 30, 2010 from $0.7 million for the nine months ended September 30, 2009. The increase was primarily due to a one-time special distribution from an investment account.

Interest Expense. Interest expense increased to $1.7 million for the nine months ended September 30, 2010 from $0.4 million in the comparable period in 2009. The increase was primarily attributable to interest expense associated with our new credit facilities and the amortization of related financing costs.

Income Tax Expense. The effective income tax rate of 38.0% during the nine months ended September 30, 2010 and 37.8% during the comparable period in 2009 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2010 was higher than in the comparable period in 2009 primarily due to an increase in our overall state effective income tax rate.

Net Income. Net income for the nine months ended September 30, 2010 increased by approximately $11.2 million over the same period in 2009 to $58.4 million. The increase in net income was primarily a result of increased gross margin, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund specific acquisition opportunities. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2010. At September 30, 2010, our cash and cash equivalents were $132.7 million. The net decrease of $19.4 million in our cash and cash equivalents since the end of fiscal 2009 resulted primarily from cash used in investing activities offset by proceeds from our term loan facility, as described below.

On August 4, 2010, we entered into new senior credit facilities consisting of a revolving credit facility and term loan facility. The term loan facility has a principal amount of $150.0 million. Our revolving credit facility has a principal amount of $200.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our new senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our new senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our credit agreement, pursuant to the terms of a separate guarantee and collateral agreement. There was no outstanding balance under the revolving credit facility at September 30, 2010.

The term loan facility amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, commencing on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount. We anticipate repaying this term loan facility through our operating cash flows

As previously disclosed, we were exploring and pursuing alternatives for obtaining relief from the unanticipated temporary illiquidity of our auction rate securities (“ARS”) holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse. On May 27, 2010, the arbitration panel ruled in the Company’s favor, finding Credit Suisse liable and required it to pay us $9.75 million, representing the par value of the remaining outstanding ARS in our Credit Suisse investment account on the date of the ruling. These ARS in our Credit Suisse investment account were transferred to Credit Suisse.

We currently have remaining $0.6 million at par value in investments related to ARS. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded temporary impairment charges in accumulated other comprehensive income of $48 thousand through September 30, 2010 to reduce the value of our ARS classified as available-for-sale securities.

Effective April 1, 2009, we adopted the authoritative guidance which amended the other-than-temporary impairment model for debt securities. Under this new guidance, other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. The amount of the impairment relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of the credit loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. As of September 30, 2010, based on our evaluation of cash flows expected to be recovered from these securities, we determined there was no credit loss related to our ARS and, accordingly, no impairment losses have been recognized through earnings in 2010.

Net Cash Provided by Operating Activities. Our operating activities provided $70.0 million of cash from operations in the nine-month period ended September 30, 2010, a $2.8 million change from the $67.2 million cash generated in the comparable prior year period. This $70.0 million in cash provided by operating activities in 2010 reflects $58.4 million in net income, plus $17.7 million in net non-cash charges and a $6.1 million net decrease in cash provided by changes in working capital and other assets and liabilities. This $6.1 million net decrease in cash provided by changes in working capital, net of effects from acquisitions, was primarily due to changes in accounts receivable of $10.5 million, rebates receivable of $33.5 million, income tax receivable $5.2 million, accounts payable of $18.1 million and other assets of $4.2 million, offset by changes in rebates payable of $40.6 million, accrued liabilities of $24.2 million and inventory of $0.6 million. The changes in accounts receivable and rebates receivable reflect the impact of a previously realized temporary delay in the timing of the receivables. The changes in rebates payable reflect the temporary benefit in the timing of payments of these payable. The change in accounts payable reflects the reduction in a previous realized temporary benefit in the timing of payments of our accounts payable.

The $67.2 million in cash provided by operating activities in 2009 reflects $47.2 million in net income, plus $14.3 million in net non-cash charges and $5.7 million net increase in working capital and other assets and liabilities. This $5.7 million net increase in working capital, net of effects from acquisitions, was primarily due to changes in accounts receivable of $24.6 million, income tax receivable of $2.9 million, rebates payable of $1.0 million and accrued expenses of $10.0 million, offset by changes in rebates receivable of $17.2 million, accounts payable of $13.1 million, inventory of $1.1 million and other assets of $1.4 million. The $13.1 million change in accounts payable reflects the reduction in a previous realized temporary benefit in the timing of payments of our accounts payable.

Net Cash Used in Investing Activities. Net cash used by investing activities for the nine months ended September 30, 2010 was $238.5 million compared to $19.5 million in the prior year period. The cash used in the current period reflects expenditures of $239.9 million for business acquisitions and $10.5 million in capital expenditures, offset by marketable securities sales of $11.9 million. The $19.5 million of net cash used for the nine months ended September 30, 2009 reflects $12.9 million in business acquisitions and $6.4 million in capital expenditures (net of proceeds from sale of property and equipment of $0.5 million) and other net investing activities of $0.2 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2010 was $149.1 million compared to $4.0 million in the prior year period. In the current period, we received $150.0 million from term loan proceeds, $3.1 million from the exercise of stock options, $0.3 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $4.9 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.6 million of treasury stock during the nine months ended September 30, 2010, incurred $3.6 million in deferred financing cost related to our new credit facilities, and made a $3.0 million contingent consideration payment. In the prior year period, we received proceeds of $1.9 million from the exercise of stock options, $0.2 million in proceeds from issuance of common stock pursuant to the employee stock purchase plan, had an income tax benefit of $1.8 million related to the exercise of stock options and restricted stock vesting, and received proceeds of $1.0 million related to our First Rx Specialty and Mail Services, LLC arrangement. Additionally, we purchased $0.9 million of treasury stock during the nine months ended September 30, 2009.

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital, debt service, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

RECENT ACCOUNTING STANDARDS

For a discussion of new accounting standards affecting us, refer to Note 2 of our Notes to Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we have minimal market risk inherent in our financial position. We do not have any derivative financial instruments and do not hold any derivative financial instruments for trading purposes. Our market risk primarily represents the potential loss arising from adverse changes in market interest rates. Our results from operations could be impacted by decreases in interest rates on our cash and cash equivalents. Additionally, we may be exposed to market risk from changes in interest rates related to our term loan facility and any debt that may be outstanding under our credit facility. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will be excluding FutureScripts, LLC and inPharmative, Inc. from our assessment of internal controls over financial reporting in 2010 because they were acquired by us in a business combination during 2010.

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

We are dependent on a group of key customers, and if we lose key clients as a result of competitive bidding for contracts or contract renewals, consolidation of clients or otherwise, our business, profitability, and growth prospects could suffer.

We depend on a group of clients for a significant portion of our revenue. Our top twenty clients generated approximately 78% of our revenue for the nine months ended September 30, 2010, including approximately 15% from Wellmark Blue Cross Blue Shield of Iowa and approximately 10% from the State of Maryland. The clients comprising the top twenty may change periodically, based on volume and other factors.

Substantially all of our contracts with our clients are entered into for a specific term, generally three years, and as a result, on average at any time, one-third of our revenue for the preceding twelve months is attributable to agreements that are up for renewal and re-bid over the upcoming twelve months. In addition, substantially all of our contracts with our clients are subject to early termination if either party breaches the agreement. As contracts with our clients approach their termination date, our clients either seek to extend the agreement with us for a specified period, or seek competitive bids from us and other providers for a new agreement. Competitive bidding requires costly and time-consuming efforts and, even after we have won such bidding processes, we can expend significant time and effort in proceedings or litigation contesting the adequacy or fairness of these bidding processes. Historically, we have successfully retained the business of more than 90% of our clients who had contracts scheduled to expire at the beginning of a calendar year or with whom we entered into a competitive re-bid during a calendar year. There can be no assurance, however, that we will successfully extend expiring agreements with our clients, that we will win any competitive bid to renew such agreements, or that we will be able to improve or maintain our historic retention rate of existing business. Our business, financial condition or results of operations could be materially adversely affected if we fail to extend or win competitive renewals with a significant number of our top clients.

In addition, over the past several years, self-funded employers, TPAs and other managed care companies have experienced significant consolidation. Consolidations generally reduce the number of clients who may need our services, and can result in our clients being acquired by companies that may not renew, and in some instances may terminate, the acquired client’s contract with us. If a significant number of our key clients are acquired by, or acquires, companies with which we do not have contracts, or if the financial condition of a significant number of our key clients otherwise deteriorates, our business, financial condition or results of operations could be materially adversely affected.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to our acquisition of inPharmative on August 25, 2010, we issued 100,000 common stock warrants. These warrants, which expire on August 25, 2013, have an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at September 30, 2010. The 100,000 common stock warrants were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	(Removed and Reserved).

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Description

2.1	Equity Interest Purchase Agreement dated as of August 4, 2010 by and among Catalyst Health Solutions, Inc., Independence Blue Cross, QCC Insurance Company, FutureScripts, LLC and FutureScripts Secure LLC*

10.1	Revolving Credit and Term Loan Agreement dated as of August 4, 2010 among Catalyst Health Solutions, Inc., as borrower, the lenders from time to time party hereto, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Citizens Bank of Pennsylvania, as Co-Documentation Agents and SunTrust Bank, as Administrative Agent*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	XBRL Taxonomy Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

November 5, 2010	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

November 5, 2010	By:	/s/ Hai V. Tran
Hai V. Tran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)