Form 10-K
period 2010-12-31
CATALYST HEALTH SOLUTIONS, INC.
filed 2011-02-25
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Registrant’s telephone number, including area code: (301) 548-2900

Securities registered pursuant to section 12(b) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $1,311,024,047 based on the closing price of $34.50 as reported on the NASDAQ Global Select Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of February 15, 2011, there were 44,992,432 shares outstanding of the registrant’s $0.01 par value common stock.

Documents incorporated by reference:

The Company’s Proxy Statement for its annual meeting of stockholders to be held on June 1, 2011, a definitive copy of which will be filed within 120 days of December 31, 2010, is incorporated by reference in Part III of this Report on Form 10-K.

Catalyst Health Solutions, Inc.

Form 10-K

December 31, 2010

Special Note Regarding Forward Looking Statements

This Form 10-K, including documents incorporated by reference, may contain certain forward-looking statements including, without limitation, statements concerning Catalyst Health Solutions, Inc.’s (the “Company,” “our,” “we” or “us”) operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on our current expectations and are based on a number of risks and uncertainties, including, without limitation, (i) general adverse economic conditions; (ii) changes in governmental laws and regulations; (iii) our ability to compete effectively in the pharmacy benefit management industry; (iv) our relationships with key clients, pharmacy network affiliations and various pharmaceutical manufacturers and rebate intermediaries; (v) changes in industry pricing benchmarks; (vi) uncertainties relating to the transition and integration of completed and future acquisitions and/or expansion; (vii) our current level of indebtedness and any future indebtedness we may incur; (viii) disruption in our operations; (ix) unanticipated changes in our ability to execute our growth strategy; (x) generic utilization levels; (xi) insufficient insurance coverage to cover costs associated with litigation and those risks identified under Item 1A “Risk Factors” and elsewhere in this Form 10-K, including the documents incorporated by reference. Actual results could differ materially from results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC, that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

THE COMPANY

ITEM 1.	BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2010. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to Catalyst Health Solutions, Inc.

Overview

Catalyst Health Solutions, Inc. is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name Catalyst Rx. We are built on strong, innovative principles in the management of prescription drug benefits and our client-centered philosophy contributes to our industry-leading customer service and client retention rates. Our clients include self-insured employers, including state and local governments; managed care organizations, or MCOs; unions; third-party administrators, or TPAs; hospices; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs.

We provide our clients access to a contracted, non-exclusive national network of approximately 63,000 pharmacies. Our primary business is to provide our clients and their members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, including applicable claims processing fees, and make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates. Total claims processed increased to 70.2 million in 2010 from 56.2 million in 2009. Our revenue increased by approximately 30% to $3.8 billion in 2010 from $2.9 billion in 2009.

Pharmacy benefit claim payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed and, accordingly, have assumed that risk independent of our clients. When we administer pharmacy reimbursement contracts and do not assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue.

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

The Industry

The PBM industry has developed and grown in response to trends of increased utilization and demand for pharmaceuticals, increased unit costs, broader application of prescription drugs to various conditions in recent years and changes due to health care reform legislation. These trends and other factors have combined to create a significant and recurring escalation in the cost of drug coverage offered by self-insured employers, including state and local governments, MCOs, unions, TPAs and hospices. In order to understand, manage and mitigate the effects of these trends, many of these payor organizations have contracted for the specialized services offered by PBMs. According to the journal Health Affairs, overall pharmacy expenditures in the United States are expected to be approximately $274.7 billion in 2011, a 5.6% increase over 2010. Also, while pharmacy expenditure increases have moderated since a peak period from the late 1990s through 2006, average annual increases of 6.3% are expected through 2019. Price growth is expected to contribute to more than 50% of the total of those expected spending increases, with the remainder resulting primarily from volume and utilization.

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

Over the past several years, plan designs have increasingly focused on the use of three-tier or four-tier co-payment structures. Co-payments represent that portion of the cost of a prescription paid for by the member at the time the drug is dispensed. The purpose of these tiered designs and the use of drug-specific formulary lists is to create financial incentives for members to utilize generic drugs where available and to select the most cost-effective brand drugs indicated for a specific diagnosis or condition. In general, these plans incorporate the lowest member co-payments for generic drugs, with increases in co-payments for preferred brand drugs and co-payments reaching their highest level for non-preferred brands. For example, under a typical three-tier payment structure, these categories might require member co-payments of $10, $25 and $40, respectively. The use of these tiered plans has increased significantly over the past decade and now applies to more than 90% of employer-sponsored members. In recent years, both the levels of member co-payment and the differential between tiers have continued to increase.

Competition

We believe the primary competitive factors in our business are price, quality of service and scope of available services. Market share for PBM services in the United States is highly concentrated, with a few firms controlling more than 70% of prescription volume. These larger national and regional PBMs, such as Medco Health Solutions, Inc. (“Medco”), CVS/Caremark Rx, Inc. (“Caremark”) and Express Scripts, Inc. have significantly greater financial, marketing and technological resources at their disposal to expand client base and grow their business. Large health insurers and certain MCOs, drug retailers and physician practice management companies may also own their own PBM. However, in the midst of recent economic times, some have either sold, or are considering the sale, of their PBM capabilities in order to raise additional funding to support their core businesses.

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

We have demonstrated our ability to serve a broad range of clients from large and regional managed care organizations, to employer groups, including state and local governments, to unions, third party administrators and hospices. We believe the following are our principal strengths and are critical to our ongoing competitiveness:

Customized Programs and Services – We believe it is important to provide our clients with customized solutions and recommendations made with their unique interests in mind. Accordingly, the formulary, plan designs and trend management solutions we suggest to clients are highly flexible and not influenced by manufacturer relationships.

Local Market Presence – Our local market presence in California, Colorado, Florida, Georgia, Hawaii, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Nevada, North Carolina, Ohio, Pennsylvania, Puerto Rico and Texas allows us to offer attractive benefit pricing based on local pharmacy network rates and formulary design. Through these local offices, we provide strategic account management and clinical services, including targeted member and physician education programs.

Information-Based Cost Containment Methods – Through the use of proprietary information technology systems we provide our clients and members with access to information on a rapid basis, which allows us to work with our clients and members in a collaborative fashion to manage the costs of their prescription drugs. For example, our Web-based reporting system allows clients to choose which metrics are most important to them for the purposes of evaluating their pharmacy program. We then produce and review these reports and provide recommendations for key performance indicators and targeted disease states. In addition, members can access our Web-based tools to evaluate their costs for selected drugs and pharmacies, compare drug and pharmacy alternatives including low cost retail programs and evaluate the savings opportunities represented by each. We believe these services allow us to further differentiate ourselves from our competitors.

Transparent Pricing – We offer transparent, flexible pricing solutions with full operational and financial audit rights. Our transparent pricing gives our clients the assurance that they have a complete understanding of the source of savings they are receiving and the total price they are paying for our services.

Lowest Net Cost Solutions – We offer clinically-based, flexible pharmacy benefit management solutions with a primary focus on providing the most effective therapy at the lowest net cost. Our continued commitment to innovation, efficiency, and superior member service has helped our clients balance the management of pharmacy costs with superior quality of care.

Our Business Strategy

We seek to continue to retain and grow our client base, manage drug expenditures and deliver innovative products and services. We intend to accomplish these strategies by capitalizing on our competitive strengths and helping to address the challenges confronting payors.

Growing our PBM Client Base by Targeting Select Markets.

We have identified certain sectors of the market that provide us with the greatest opportunity for growth. We intend to focus our sales and marketing efforts to target these sectors in order to gain new clients and increase our membership base and revenues. Our analysis of the opportunities by market sector is as follows:

•

Large Employer Groups (Self-Insured): Employers in this sector are large enough to need a full-service PBM solution to manage their increasing prescription drug costs. By utilizing our information-based cost-containment strategies and a greater level of client and customer service, we offer these clients favorable results compared to larger PBMs.

•

State and Local Governments: State and local governments are also employers who provide health benefits to their employees and retirees. Some state governments have a workforce and retiree population of comparable size to that of a Fortune 1000 employer. These clients seek the same customer service, attention to detail and bottom line results as private sector employers. Because the vast majority of members in this market sector are geographically concentrated, we can analyze the prescribing and utilization trends associated with the government entity and take measures designed to educate prescribing physicians and improve formulary compliance in a particular region. These physician interactions draw on peer-reviewed clinical studies, generic drug utilization patterns and the insights offered by the physicians themselves with the goal to deliver better care at lower costs.

•

MCOs: There are hundreds of MCOs that each provide coverage to fewer than 200,000 lives. We believe these mid-sized MCOs are increasingly dissatisfied with the level of service and results they receive from larger PBMs, as those companies devote most of their attention to much larger MCOs. We have demonstrated that we can provide these MCOs with a complete, full-service PBM solution that includes all of the features that larger PBMs offer, but with superior customer service, flexibility, market-specific retail networks and customized benefit plans.

•

Unions: According to the AFL-CIO, union members make up over 12% of the U.S. workforce and work in all types of jobs and industries. Union members include teachers, coal miners, construction workers, nurses, firefighters, musicians, engineers, electricians and more. Through collective bargaining, unions are able to negotiate for healthcare benefits that deliver a high quality of care with minimal member cost share. Unions are challenged with maintaining the same benefit standards while budgets and the union workforce face funding decreases due to the economy. We provide solutions that are aligned with the unions’ missions and values by delivering proven programs that reduce drug trend spending without shifting costs to beneficiaries.

•

Third-Party Administrators: There are hundreds of TPAs in the U.S. that focus primarily on administering the health benefits of their clients. TPAs provide services to millions of employees, dependents and retirees. As the TPA market continues to consolidate and TPA clients increasingly seek complete health benefits solutions from their TPAs, we believe an increasing number of TPAs will seek a PBM to administer the prescription benefits of their clients.

•

Hospices: The number of patients served through the hospice industry has grown dramatically over the past 10 years. According to the National Hospice and Palliative Care Organization, an estimated 1.6 million patients received services from hospice in 2009. We believe there are opportunities in this growth industry to help reduce the costs of care through improved operational efficiencies and economies of scale by partnering with an experienced PBM.

Leveraging Local Market Dynamics to Build Customized Networks and Manage Drug Spending.

Although clients contract with us to provide PBM services nationwide, capitalizing on local and regional market dynamics is an effective way to manage drug spending and differentiate our PBM services from those offered by our competitors.

•

Customized Pharmacy Networks: To obtain greater pharmacy discounts for our clients, we work with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality, based on the concentration of the client’s members in that area and the resulting store traffic those members represent to a drug, grocery, or retail drug store’s non-pharmacy business. To meet the unique needs of our clients, we have established customized pharmacy networks in many geographic regions, including

Colorado, Florida, Georgia, Hawaii, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Nevada, North Carolina, Ohio, Pennsylvania, Puerto Rico, and Texas and are also expanding our customized networks in other parts of the country to support our growing client base.

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

•

Extensive Use of Internet Tools to Enhance Account Management Effectiveness: We provide our clients Web-enabled decision support tools for prescription benefit plan management, clinical evaluations, disease management and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze detail for a particular drug, physician, member or pharmacy. This functionality enables clients to measure successes relative to formulary and disease management initiatives and assists in the identification of specific patient populations that may benefit from specialty or other pharmacy programs. In addition, members can access our Web-based tools which include benefit summary information, claims history, a drug pricing comparison feature that identifies lowest-cost pharmacies and medications, a therapeutic drug alternative search tool and a drug-to-drug interaction checker.

Offering Our Clients a Variety of Specialized Services Focused On Improving Health Outcomes.

Comprehensive Spectrum of Clinical and Other Services – Our clinical service teams work closely with clients to design and administer pharmacy benefit plans that use formularies, plan design and other techniques to promote clinically appropriate and cost-effective drug usage. Our programs focus on helping payors control the high costs associated with prescription medications while providing their members with an exceptional level of personalized care that can lead to increased compliance with vital drug regimens and improved member satisfaction. We are often able to influence physician prescribing patterns by comparing their individual prescribing trends to those of other physician peer groups and encouraging change where practices differ from peer group norms and medical best practices. Because we operate with significant geographic focus, the consultations between our clinical pharmacists and local physicians tend to have higher levels of effectiveness compared with less concentrated initiatives. Similarly, our programs with retail pharmacies support therapeutic interchange programs that encourage the evaluation of cost-effective drug alternatives where appropriate. We also offer consulting services to assist clients in designing their benefit plan offering and in developing education and communication programs to support care and cost-effective prescription drug behavior. A more detailed description of selected clinical and other services we perform includes:

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

Our disease management programs are the responsibility of a dedicated team of clinicians and have been developed around three key approaches focused on improving patient outcomes:

•	Data Analysis and Integration: We evaluate and identify medical, laboratory, pharmacy and other relevant data within an identified specified population.

•	Case Identification: We identify patients who have a specific disease and evaluate the appropriateness of targeted interventions.

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

Generic Advantage Plan and Formulary Advantage – The Catalyst Rx Generic Advantage Plan is designed to inform members about how to obtain competitively priced generic medications by comparing pricing through various fulfillment channels. Members are shown plan-based pricing for a variety of fulfillment methods, including generics at retail pharmacies, mail order and retail generic programs (commonly referred to as “$4 generic programs” or “low-cost retail programs,” such as those programs offered at Wal-mart, Target and other retail pharmacies). In 2010, we expanded our Generic Advantage Plan by better aligning incentives across the health care value chain, as well as through targeted prescriber detailing efforts, clinical edits, and through new electronic messaging and Smartphone capabilities to be introduced throughout 2011. In addition, based on results of successful pilot programs, we have introduced Formulary Advantage as a new standard offering with the Generic Advantage Plan. Formulary Advantage is a generics-oriented, lowest-net-cost formulary management approach targeting 10 therapeutic classes. The Generic Advantage Plan with Formulary Advantage differentiates us from PBM competitors who sometimes channel volume to mail order programs or certain retail outlets when more affordable options are available.

Mail Service Pharmacy – Whether through our mail service pharmacy, Immediate Pharmaceutical Services, Inc., or through a preferred mail service pharmacy provider, our mail service pharmacy program seeks to deliver quality, service and savings. Mail service is a significant extension of any pharmacy benefit plan as it provides economies of scale, minimizes prescription dispensing costs and provides the convenience of focused service and home delivery. Through our mail service programs, our customers are able to obtain competitive prices on generic drugs in the marketplace.

Specialty Pharmacy Services – We offer a convenient specialty pharmacy solution for our clients and members. Our program offers specialty pharmacy products at discounts over standard retail pharmacy, includes complex therapies and provides dedicated therapeutic management programs for individuals challenged by chronic and costly health conditions.

Hospice Care PBM Services – Through our subsidiary, HospiScript Services, LLC, one of the nation’s largest providers of hospice PBM services, we are able to provide specialized services for facilities focusing on end-of-life care. We deliver reduced pharmaceutical and administrative expenses; custom dispensing parameters; access to hospice-trained pharmacist consultations; online reporting for pharmaceutical expenses and utilization patterns; and powerful educational resources for nurses, pharmacists and hospice administrators.

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

Customers.

Our client agreements provide for the pharmacy benefit management services we deliver to our customers, comprised of pharmacy benefit plan and formulary design, pharmacy claims adjudication, access to programs designed to optimize clinical outcomes, access to our pharmacy network for purposes of dispensing prescriptions to clients’ members, mail order pharmacy services, and management of rebates attributable to branded drugs paid by pharmaceutical manufacturers or third party intermediaries. Our client agreements contain negotiated pricing guarantees with respect to drugs dispensed under clients’ plans, negotiated performance guarantees with respect to the administrative services we provide, and negotiated commitments with respect to rebates payable to our clients. In general, for our institutional clients such as state entities, we agree to pricing, performance guarantees, and/or rebate commitments that are comparatively more favorable to those types of clients compared to the terms for our other clients. Also, we generally agree to invest more in local client support and other customized client services for our largest clients.

In 2010, our largest customers, Wellmark Blue Cross Blue Shield of Iowa and the State of Maryland, accounted for 14% and 10% of our consolidated revenue, respectively. In addition, we generated approximately 7% of our revenue for the three and a half months ended December 31, 2010 from Independence Blue Cross, following our acquisition of FutureScripts LLC on September 13, 2010. Our ten largest customers, including Wellmark Blue Cross Blue Shield of Iowa, the State of Maryland, and Independence Blue Cross, accounted for 70% of our 2010 consolidated revenue. In 2009, our largest customers, Wellmark Blue Cross Blue Shield of Iowa and the State of Maryland, accounted for 18% and 12% of our consolidated revenue, respectively. Our ten largest customers, including Wellmark Blue Cross Blue Shield of Iowa and the State of Maryland, accounted for 68% of our 2009 consolidated revenue.

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

Federal Laws and Regulations Affecting Our Business

The following descriptions identify various federal laws and regulations that affect or may affect aspects of our business:

Medicare Part D Laws and Regulations.

The Medicare voluntary outpatient prescription drug benefit, “Part D,” was established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, and has been amended subsequently by several statutes, most notably by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA. The MMA also created guidelines for Medicare HMOs, known as Medicare Advantage Plans, which offer both an outpatient prescription drug benefit and health care coverage.

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

In connection with MIPPA, CMS issued regulations in January 2009 revising the requirements applicable to Part D plan formularies. Certain of these requirements went into effect during plan contract year 2010. Although there can be no certainty, we do not currently expect that such changes will materially adversely affect our business, results of operations, financial conditions or cash flows.

Additionally, the enactment of the health care reform legislation discussed below will require changes to the Medicare Advantage and Part D prescription drug programs in the near term. Several key provisions of the legislation regarding drug coverage for brand and generic Part D drugs purchased within the so-called “donut hole” coverage gap phase of the Part D benefit go into effect for the 2011 contract year. The changes include the requirement that pharmaceutical manufacturers provide eligible Medicare Part D beneficiaries access to discount prices for certain brand drugs for enrollees who have reached or exceeded the initial Part D coverage limit, as well as a reduction in beneficiaries’ cost sharing obligations under basic prescription drug coverage for generic covered Part D drugs purchased during the coverage gap. Although we do not believe that the implementation of these requirements will have a material adverse effect on our business, results of operations, financial condition, or cash flow, many of the implementing rules and guidance have yet to be developed and it remains too early to speculate on the potential effects of such requirements.

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

The federal healthcare Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General, referred to as the OIG, within the U.S. Department of Health & Human Services, or the DHHS, and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain safe harbors from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. In addition, the health care reform legislation discussed below expanded the criminal intent standard under the Anti-Kickback Statute such that the government need not prove specific knowledge of or intent to violate the Anti-Kickback Statute in order to establish a violation. Among the practices that have been identified by the OIG as potentially improper under the statute are certain product conversion programs in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription, or recommending or requesting such a change, from one drug to another. The Anti-Kickback Statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies as well as to PBMs in connection with such programs.

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

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making or causing to be made false claims with respect to governmental programs, such as Medicare and Medicaid, for services not rendered, or for misrepresenting actual services rendered, in order to obtain higher reimbursement. Private individuals may bring qui tam or whistleblower suits against providers under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review by the Department of Justice. A few federal district courts have interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the anti-kickback statute or federal physician self-referral law under certain circumstances and, most recently, the health reform legislation has confirmed that an anti-kickback statute violation may trigger liability under the Federal False Claims Act. The Federal False Claims Act generally provides for the imposition of civil penalties and for treble damages, resulting in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims, as each individual claim could be deemed to be a separate violation of the Federal False Claims Act. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent.

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

Currently, we do not directly contract with the federal government to provide services to beneficiaries of federally funded health programs. Therefore, we do not directly submit claims to the federal government. However, we do contract with and provide services to entities or organizations that are federal government contractors, such as Medicare Part D PDPs. In recent years, the government has increased its focus on and enforcement of the federal fraud and abuse laws, including the Federal False Claims Act. The Fraud Enforcement and Recovery Act, signed into federal law on May 20, 2009, broadened significantly the scope of the Federal False Claims Act and limited the availability of certain defenses available previously to entities with indirect ties to federal funds. The health care reform legislation significantly expands the reach of both the Anti-Kickback Statute and the Federal False Claims Act and includes new and strengthened mechanisms for combating fraud, waste and abuse in federal and state health care programs. Finally, the Obama administration has created the Health Care Fraud Prevention and Enforcement Action Team, known as HEAT, and has proposed allocating $1.2 billion to DHHS in the fiscal year 2011 budget for fraud-fighting activities.

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

The Department of Labor received several comments arguing that the rationales for the proposed rule apply to pension plans, but not to welfare benefit plans. Other commenters argued that if the Department of Labor created disclosure rules for welfare benefit plan service providers, they should be promulgated separately. In response to those comments, the Department of Labor, acknowledging the existence of sufficient differences between pension and welfare benefit plans to justify separate rules, issued on July 16, 2010 interim final regulations requiring that certain service providers of employee pension benefit plans disclose information to assist plan fiduciaries in assessing the reasonableness of contracts or arrangements, including the reasonableness of the service providers’ compensation and potential conflicts of interest that may affect the service providers’ performance. On December 7, 2010, the Department of Labor held a public hearing to explore what particular provisions of the interim final rules (relating to pension plans) should and should not apply to welfare benefit plans. Although we have not been informed otherwise, we cannot say with any degree of certainty that interim final rules for welfare benefit plans will not be issued this year. It is difficult to assess how the final rules might impact group health plans and the services provided by us as a PBM. Although we believe the proposed rules are not sufficiently specific in many technical regards, because of disclosures already made, and the current marketplace regarding the length of contracts and pricing arrangements, we do not believe that complying with the proposed rules, should they become final in their current form, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

Health Care Reform Legislation.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act and on March 30, 2010, he signed the Health Care and Education Reconciliation Act of 2010, which included a series of amendments to the Patient Protection and Affordable Care Act, collectively known as ACA. ACA authorizes health insurance reforms that will take effect over the next decade and that will have far-reaching implications for individuals and businesses. As a result of ACA, we have been assisting our clients with implementation of their obligations under the legislation. The key features of ACA that may impact PBM providers are: (1) transparency reporting requirements with respect to generic dispensing rates and negotiated price concessions; (2) requirements to cover certain preventive services with no cost-sharing requirements; (3) new coverage determinations and claims appeals processes; (4) requirements to cover a set of yet-to-be-determined prescription drugs under the essential health benefits package; and (5) a requirement to maintain a medical loss ratio of 85% or higher in the large group market and 80% or higher in the individual and small group markets. Although ACA provides for these and other health insurance reforms, we do not believe that our obligations, or our efforts to assist our clients with their obligations, under ACA will have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

State Comprehensive PBM Regulation.

States continue to introduce legislation to regulate PBM activities in a comprehensive manner. Legislation seeking to impose fiduciary duties or disclosure obligations on PBMs has been proposed in some states. Both Maine and the District of Columbia have enacted statutes imposing fiduciary obligations on PBMs. However, the District of Columbia statute imposing fiduciary duties on PBMs and requiring PBMs to disclose certain financial information, including the quantity of drugs purchased and the price paid by the PBM for such drugs, was found by the D.C. Circuit Court of Appeals to be preempted by ERISA, and therefore it was never implemented. The Maine statute applies only to contracts entered into in Maine with respect to PBM customers, or covered entities in Maine. Under the Maine law, PBMs have a contractual fiduciary responsibility to pass through to their clients any price concessions received from drug manufacturers that are associated with volume of sales or utilization of certain drug classes. The Maine law also requires PBMs to report all financial terms and arrangements for remuneration of any kind between the PBM and drug manufacturer. Similarly, Iowa, Kansas, North Dakota, South Dakota and Vermont have relatively comprehensive PBM laws that, among other things, increase required financial transparency, and regulate therapeutic interchange programs.

Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, TPAs, companies that provide utilization review services and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear. Several other states, including Connecticut, Georgia, Louisiana, Maryland, Mississippi, Rhode Island and Tennessee, have enacted laws regulating various PBM activities, and similar legislation is pending in several more states. Such state laws do not appear to be having a material adverse effect on our business operations or our ability to negotiate and/or retain rebates and administrative fees from pharmaceutical manufacturers with respect to our customers in those states. We believe that we currently maintain in good standing or are in the process of applying for all such state licenses and registrations required for our business. However, we can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future, nor can we be certain that future regulations or interpretations of existing laws will not adversely change the consequences experienced to date of existing laws.

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

Combined Federal and State Laws, Regulations and Other Standards Affecting Our Business

Certain aspects of our business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Privacy and Confidentiality Legislation.

Our activities involve the receipt or use of confidential medical information concerning individual members. In addition, we use aggregated and de-identified data for research and analysis purposes. Many state laws restrict the use and disclosure of confidential medical information and impose specific security standards, and similar new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The final privacy regulations, the “Privacy Rule,” issued by the DHHS pursuant to the Health Information Portability and Accountability Act, or HIPAA, imposes extensive restrictions on the use and disclosure of identifiable health information (or “PHI”) by certain entities known under the Privacy Rule as covered entities. PBMs, in general, are not considered covered entities. However, our mail order pharmacy is a covered entity and must comply with these restrictions. Additionally, our clients are covered entities, and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of PHI. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA, and among other things, expands and strengthens HIPAA enforcement, imposes new penalties for non-compliance, and establishes new breach notification requirements for covered entities and their Business Associates.

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

We have configured our systems to comply with the NPI requirements and the Transaction Rule’s current requirements. We do not anticipate any material difficulty in meeting the October 1, 2013 deadline for compliance with the revised rules for standardized formats and code sets. The final security regulations, the “Security Rule,” issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic health care information. Under HITECH, business associates are responsible for compliance with all of HIPAA’s Security standards. Business Associates are also directly liable for HIPAA violations and subject to both state and federal enforcement. We have made the necessary arrangements to ensure compliance with the Security Rule.

Compliance with the Privacy Rule, the Transaction Rule and the Security Rule, together called HIPAA Regulations, and also applicable state data security laws has not had a material adverse effect on our business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not pre-empted by HIPAA. Therefore, to the extent states enact more protective legislation, we could be required to make significant changes to our business operations. We also face significant reputational harm in the event that we are responsible for a breach of PHI or personal data protected by state law and responsible for publicly reporting the breach in accordance with the law.

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

As part of recent class action settlements in Massachusetts, First DataBank, or FDB, and Medispan each agreed to reduce the reported AWP of thousands of specific pharmaceutical products by five to ten percent, effective September 26, 2009. Additionally, independent of the settlement, FDB and Medispan announced that they plan to discontinue publishing the AWP data field for all drugs in September 2011. Except when our health plan clients mandate the use of AWP as reported by FDB, our contracts with pharmacies in our retail network and our health plan clients generally cite AWP as reported by Medispan, National Drug Data file, as a pricing source for brand name and certain generic drugs. Since 2009, most of our contracts with our clients and retail pharmacies contained terms that enabled us to mitigate the adverse effect of the reduction in reported AWPs; and even those clients without such terms agreed to mitigate the adverse effect of the reduced AWP due to the practical need of preserving a widely accessible network of pharmacy providers. However, the longer-term impact of the settlement could create disruption in our business due to the adverse impact on AWP-based pharmacy pricing and pharmacy efforts to negotiate another drug pricing measure, such as average manufacturer price, “AMP”, or wholesale acquisition cost, “WAC”. We believe that payors, pharmacy providers and PBMs have begun to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. We believe our business model can utilize one or more other consistently calculated benchmarks, but we cannot evaluate the overall financial impact that the transition to any such alternative benchmark might have. Due to these and other uncertainties, we can give no assurance that the long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations, financial condition or cash flows in future periods.

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

Certain aspects of CMS’s AMP regulations, such as the public disclosure of AMP data, could potentially affect our ability, or the ability of intermediaries we may use, to negotiate manufacturer administrative fees and rebates in the future. Increased transparency resulting from the AMP publication requirements also could affect the rates at which our pharmacies are reimbursed and the rates our plans pay us for pharmacy claims, but we cannot predict at this time whether the effect of such possible changes will be positive or negative. The final AMP regulation was preliminarily enjoined in December 2007, with respect to the public reporting of AMP and the use of AMP in the Medicaid federal upper limit determination, due to ongoing litigation by the National Community Pharmacists Association and the National Association of Chain Drug Stores. On November 15, 2010, CMS published a final rule withdrawing and amending the AMP regulations. The regulations were withdrawn as a result of the retail pharmacies’ legal challenges and due to the passage of the health care reform legislation which effectively superseded the AMP provisions. CMS has not proposed any regulations interpreting the health care reform statutory changes. Nor has it issued substantive sub-regulatory guidance on the new methods for determining AMP. CMS has indicated that interpretive regulations are forthcoming. Until that time, manufacturers are instructed by CMS to rely on the language of the statute as amended by the health care reform laws. In response to these actions by CMS, in December 2010, the litigation between CMS and the National Community Pharmacists Association and the National Association of Chain Drug Stores was dismissed.

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

Other Regulations.

Federal law prohibits the restocking and double billing of prescription drugs in connection with the Medicaid Program. Additionally, the Federal Trade Commission, or FTC, regulates advertising by mail order pharmacies and requires such facilities to stock a reasonable supply of a product sold, to fill mail orders within 30 days and to provide customer refunds where appropriate. The FTC has also interpreted its authority broadly, as exemplified by a June 2009 FTC case settled by CVS/Caremark Rx, alleging privacy and patient record violations. In addition, the FDA sets standards for the packaging of prescription drugs. Federal and state anti-remuneration laws also apply to our mail order pharmacy. We believe we are in substantial compliance with state and federal requirements pertaining to our mail order pharmacy operations.

Employees

As of December 31, 2010, we had 1,036 employees whose services are devoted full time to Catalyst Health Solutions, Inc. and its subsidiaries. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 1A.	RISK FACTORS

Risks Related to Economic Conditions

Unprecedented economic conditions have and are likely to continue to affect our business, results of operations, financial condition and cash flows.

Unprecedented national and global market and economic conditions that began in 2008 have been and continue to be challenging with high unemployment, tighter credit conditions and minimal economic recovery in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for the U.S. and many other economies.

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

Risks Related To Our Business

The enactment and implementation of health care reforms could have a materially adverse effect on the manner in which we operate our business and affect our results of operations, financial position and cash flows.

In 2010, the Patient Protection and Affordable Care Act and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, were signed into law. These statutes, or the Health Care Law, require significant changes in the manner in which health insurance coverage is administered and made available in the United States, including applicable pharmacy benefits. The Health Care Law contains PBM transparency provisions that will require PBMs like us to report a variety of financial information to the federal government, including pricing, rebate, and discount information, which will be made publicly available by the federal government. While we have historically operated our business in a transparent manner with respect to our clients, there can be no assurance that the public availability of commercial financial information from all PBMs will not adversely alter the discounts, rebates, and fees that PBMs including us can negotiate in the commercial marketplace.

Beyond the provisions directly applicable to PBMs, the Health Care Law contains broad provisions designed to alter the structure of the market for health insurance, and changes in the health insurance market as a whole will impact the market for our pharmacy benefit management services. The Health Care Law defines qualifying health benefits packages, including applicable prescription drug coverage, to be offered by employers or to be obtained by individuals through insurance exchanges. The Health Care Law also contains a variety of requirements applicable to health insurers and pharmaceutical manufacturers, including the elimination of pre-existing condition exclusions and annual and lifetime maximum limits, restrictions on the extent to which policies can be rescinded, establishment of minimum medical cost ratios, the imposition of new and significant taxes on health insurers and health care benefits, and annual fees payable by pharmaceutical manufacturers on brand drugs. Many provisions of the Health Care Law become effective at various dates through 2014, and the impact of the Health Care Law remains uncertain pending promulgation of applicable regulations and implementation of the Health Care Law by health insurers, healthcare providers, pharmaceutical manufacturers, and federal and state authorities. There can be no assurance that the new regulations and implementation of the Health Care Law will not disrupt the market for our PBM services over the next several years, including through our clients reducing or delaying the purchase of PBM services, clients seeking to reduce administrative fees and expenses paid to PBMs, and manufacturers reducing rebates or reducing supplies of certain products. Such market disruptions could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Competition in our industry is intense and could reduce or eliminate our profitability.

The PBM industry is very competitive. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. The industry is highly consolidated and dominated by a few large, profitable, well-established companies with significant financial and marketing resources, purchasing power and other competitive advantages that we do not have. Scale is a particularly important factor in negotiating prices with pharmacies and drug manufacturers. A limited number of firms, including national and regional PBM companies such as Medco Health Solutions, Inc., CVS/Caremark Rx, Inc., and Express Scripts, Inc., have an aggregate market share of approximately 70% of prescription volume. Our competitors also include drug retailers, physician practice management companies and insurance companies/health maintenance organizations. Some of our services, such as disease management services, informed decision counseling services and medical information management services, also compete with those being offered by pharmaceutical manufacturers, specialized disease management companies and information service providers. We may also experience competition from other sources in the future.

We are dependent on a group of key customers, and if we lose key clients as a result of competitive bidding for contracts or contract renewals, consolidation of clients or otherwise, our business, profitability, and growth prospects could suffer.

We depend on a group of clients for a significant portion of our revenue. Our top twenty clients generated approximately 81% of our revenue for the year ended December 31, 2010, including approximately 14% from Wellmark Blue Cross Blue Shield of Iowa and approximately 10% from the State of Maryland. In addition, we generated approximately 7% of our revenue for the three and a half months ended December 31, 2010 from Independence Blue Cross, following our acquisition of FutureScripts LLC on September 13, 2010. Our agreement with Wellmark Blue Cross Blue Shield terminates in 2017 and our agreement with Independence Blue Cross terminates in 2020, subject in both cases to the client’s right to terminate earlier for breach or if we are unable to provide competitive pricing. Our agreement with the State of Maryland terminates on June 30, 2011. The clients comprising our top twenty clients may change periodically, based on volume, acquisitions, and other factors.

Substantially all of our contracts with our clients are entered into for a specific term, generally three years, and as a result, on average at any time, one-third of our revenue for the preceding twelve months is attributable to agreements that are up for renewal and re-bid over the upcoming twelve months. In addition, substantially all of our contracts with our clients are subject to early termination if either party breaches the agreement. As contracts with our clients approach their termination date, our clients either seek to extend the agreement with us for a specified period, or seek competitive bids from us and other providers for a new agreement. Competitive bidding requires costly and time-consuming efforts and, even after we have won such bidding processes, we can expend significant time and effort in proceedings or litigation contesting the adequacy or fairness of these bidding processes. Historically, we have successfully retained the business of more than 90% of our clients who had contracts scheduled to expire at the beginning of a calendar year or with whom we entered into a competitive re-bid during a calendar year. There can be no assurance, however, that we will successfully extend expiring agreements with our clients, that we will win any competitive bid to renew such agreements, or that we will be able to improve or maintain our historic retention rate of existing business. Our business, financial condition, results of operations, or cash flows could be materially adversely affected if we fail to extend or win competitive renewals with a significant number of our top clients.

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

We receive rebates from rebate intermediaries and numerous pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition and cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers or rebate intermediaries;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufacturers for 2011 or are unable to negotiate interim arrangements;

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

Additionally, CMS regulations regarding the Medicaid AMP calculation could potentially impact our ability to negotiate rebates and discounts, as well as our retail pharmacy network and mail order pricing and PBM client contracts. Because we are awaiting revised final regulations and updated guidance from CMS, we are unable to predict whether and to what extent the updated CMS AMP regulation will impact our business. Thus far, our business has not been materially adversely affected by the AMP regulations.

These matters are discussed in detail under “Business—Government Regulation – Combined Federal and State Laws, Regulations and Other Standards Affecting Our Business — Legislation and Litigation Affecting Drug Prices,” above. We believe that payors, pharmacy providers and PBMs are in the process of evaluating other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future.

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

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $3.8 billion in 2010. Our business strategy is to continue to seek to expand our operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations, financial condition and cash flows could be adversely affected. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

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

•

there could be inconsistencies in standards, controls, procedures and policies among the companies being combined or assimilated which would make it more difficult to implement and harmonize company-wide financial reporting, accounting, billing, information technology and other systems;

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

We may incur substantial indebtedness under our credit facilities, particularly to fund future acquisitions, and our level of indebtedness could adversely affect our financial condition. In such an event, we would be required to devote a portion of our cash flows from operating activities to service our indebtedness, and such cash flows would therefore not be available for other corporate purposes. We have $148.1 million outstanding under our term loan facility. We also have the ability under our credit facilities to draw upon our $200.0 million revolver, and an additional $100.0 million of term loan or revolving loan debt if certain conditions are satisfied under our credit facilities (including the agreement of current or new lenders to extend additional credit to us). We may also seek additional debt financing to fund part of our growth strategy of making acquisitions. Our level of indebtedness may:

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

Among the legislation and government regulations that could affect us as a provider of PBM services are the regulatory matters discussed in detail in under “Business—Government Regulation,” above, specifically including Medicare Part D laws and regulation, federal anti-remuneration/fraud and abuse laws, federal statutes prohibiting false claims, ERISA regulation, FDA regulation, antitrust regulation, health care reform legislation, state anti-remuneration/false claims laws, state consumer protection laws, state comprehensive PBM regulation, network access legislation, state legislation affecting plan or benefit design, state regulation of financial risk plans, state discount drug card regulation, privacy and confidentiality legislation, legislation and litigation affecting drug prices, voluntary industry ethical guidelines, and future legislation or regulatory initiatives.

We are subject to potential lawsuits under ERISA and the potential liabilities associated with being found to be a fiduciary of a health plan governed by ERISA.

As a service provider to ERISA plans, we are subject to potential litigation under ERISA claims and could face potential liabilities if we are found to be acting as a fiduciary of a plan in carrying out the services for which we are under contract. While we do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except when we have specifically contracted with an ERISA plan sponsor to accept fiduciary responsibility and be named as a fiduciary for certain functions, recent litigation has revealed uncertainties with respect to whether, and under what circumstances, courts will find PBMs to be acting as plan fiduciaries. The potential impact of ERISA liability on our business operations is more fully described in the detailed discussion of ERISA regulation under “Business – Government Regulation-Federal Laws and Regulations Affecting Our Business - ERISA Regulation,” above.

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

We face significant competition in attracting and retaining talented employees. Further, managing succession and retention for our Chief Executive Officer and other key executives is critical to our success, and our failure to do so could have an adverse impact on our future performance.

We believe that our ability to retain an experienced workforce and our ability to hire additional qualified employees is essential to meet current and future goals and objectives. However, there is no guarantee that we will be able to attract and retain such employees. An inability to retain existing employees or attract additional employees could have a material adverse effect on our business, results of operations, financial condition and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease twenty-three facilities throughout the United States and Puerto Rico. Our corporate headquarters office, containing approximately 75,000 square feet, is located in Rockville, Maryland and accommodates our executive and corporate functions. We also have satellite offices in Alabama, Colorado, Florida, Georgia, Hawaii, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, Puerto Rico and Texas. We believe all of our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs.

Fifteen of our twenty-two satellite offices, with a total of 164,000 square feet, are under leases that expire over terms through 2023 and the other offices are under a month-to-month lease. We believe that suitable space on commercially reasonable terms will be available to us as required.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CHSI.” The following table sets forth, for each period indicated, the range of high and low sales closing prices for our common stock:

	High	Low
2009
First quarter	$24.41	$16.18
Second quarter	$24.94	$19.53
Third quarter	$30.85	$23.40
Fourth quarter	$37.05	$28.07
2010
First quarter	$43.83	$36.56
Second quarter	$45.00	$33.67
Third quarter	$43.64	$32.28
Fourth quarter	$47.21	$34.66

On February 15, 2011, the closing sale price of our common stock, as reported by the NASDAQ Global Select Market, was $44.90 per share.

Holders

As of February 15, 2011, there were approximately 23,907 holders of our common stock either of record or in street name.

Dividend Policy

We have never paid a dividend on our common stock and have no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on our financial and other relevant circumstances at that time, to pay dividends.

Recent Sales of Unregistered Securities

Pursuant to our acquisition of inPharmative on August 25, 2010, we issued 100,000 common stock warrants. These warrants, which expire on August 25, 2013, have an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at December 31, 2010. The 100,000 common stock warrants were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Additionally, we issued 1,500 shares of our common stock in 2010, 2009 and 2008 to a non-employee pursuant to previously executed consulting services agreements. These issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

This information is discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Comparative Stock Performance

The following graph compares the performance of our common stock with the cumulative total return of companies in the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. All indices shown in the graph have been reset to a base of 100 as of December 31, 2005 and assume an investment of $100.00 on that date and the reinvestment of dividends paid since that date. On December 31, 2005, our common stock closed at $25.10 per share. We have never paid cash dividends on our common stock.

The comparisons in the graph are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

Among Catalyst Health Solutions, Inc., NASDAQ Stock Market and Russell 2000 Index

Cumulative Total Return Summary

	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Catalyst Health Solutions, Inc.	$100.00	$96.00	$103.89	$97.01	$145.30	$185.22
NASDAQ Composite Index	100.00	109.84	119.14	57.41	82.53	97.95
Russell 2000 Index	100.00	118.37	116.52	77.15	98.11	124.46

Prepared by Zacks Investment Research, Inc. Copyright 1980-2011. Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

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

	For the Years Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$3,764,092	$2,894,380	$2,543,379	$1,857,697	$1,271,006

Direct expenses	3,529,843	2,708,616	2,400,125	1,747,264	1,176,877
Selling, general and administrative	101,745	81,036	67,822	53,994	46,414

Total operating expenses	3,631,588	2,789,652	2,467,947	1,801,258	1,223,291

Operating income	132,504	104,728	75,432	56,439	47,715
Interest and other income	937	782	4,542	6,693	5,284
Interest expense	(3,027)	(560)	(311)	(162)	(769)

Income before income taxes	130,414	104,950	79,663	62,970	52,230
Income tax expense	49,457	39,785	29,269	23,671	20,408

Net income	80,957	65,165	50,394	39,299	31,822
Less: Net income attributable to non-controlling interest	—	—	—	31	248

Net income attributable to the Company	$80,957	$65,165	$50,394	$39,268	$31,574

Net income per share attributable to the Company, basic	$1.85	$1.51	$1.18	$0.95	$0.78
Net income per share attributable to the Company, diluted	$1.82	$1.48	$1.16	$0.91	$0.75
Weighted average shares of common stock outstanding, basic	43,855	43,128	42,527	41,525	40,270
Weighted average shares of common stock outstanding, diluted	44,536	43,942	43,588	43,006	42,319

Balance Sheet Data (as of December 31):
Cash, cash equivalents and short-term investments	$157,843	$152,055	$54,979	$124,573	$91,701
Total assets	1,142,036	832,921	701,637	551,430	436,024
Debt:
Current maturities of long-term debt	7,500	—	—	—	—
Long-term debt	140,625	—	—	—	—
Total liabilities	603,913	391,924	337,708	251,150	194,729
Total stockholders’ equity	538,123	440,997	363,929	300,280	241,295

(1)	Includes the acquisitions of FutureScripts, LLC and FutureScripts Secure LLC (collectively, “FutureScripts”) effective September 13, 2010.
(2)	Effective January 1, 2009, the Company adopted (a) the Financial Accounting Standards Board’s, or FASB, revised authoritative guidance for business combinations and (b) the FASB’s authoritative guidance for fair value measurements for non-financial assets and liabilities that are measured at fair value on a non-recurring basis. See “Note 11. Business Combinations” and “Note 7. Fair Value Measurements,” respectively, of our consolidated financial statements.
(3)	Effective January 1, 2008, the Company adopted the FASB’s authoritative guidance for fair value measurements, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. See “Note 7. Fair Value Measurements” of our consolidated financial statements.
(4)	Effective January 1, 2007, the Company adopted the FASB’s authoritative guidance for accounting for uncertain tax positions. See “Note 9. Income Taxes” of our consolidated financial statements.
(5)	Effective January 1, 2006, the Company adopted the FASB’s revised authoritative guidance for accounting for stock compensation. See “Note 10. Stockholders’ Equity” of our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPANY OVERVIEW

Catalyst Health Solutions, Inc. is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name Catalyst Rx. We are built on strong, innovative principles in the management of prescription drug benefits and our client-centered philosophy contributes to our industry-leading customer service and client retention rates. Our clients include self-insured employers, including state and local governments; managed care organizations, or MCOs; unions; third-party administrators, or TPAs; hospices; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs.

We provide our clients access to a contracted, non-exclusive national network of approximately 63,000 pharmacies. We provide our clients and their members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, including applicable claims processing fees, and make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates. Total claims processed increased to 70.2 million in 2010 from 56.2 million in 2009. Our revenue increased by approximately 30% to $3.8 billion in 2010 from $2.9 billion in 2009.

Pharmacy benefit claims payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed and, accordingly, have assumed that risk independent of our clients. When we administer pharmacy reimbursement contracts and do not assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. We refine our rebate estimates each period based on actual collection and payment experiences.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of approximately $1.0 billion, $0.8 billion and $0.8 billion for the years ended December 31, 2010, 2009 and 2008, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following table illustrates the effects on the reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	For the years ended December 31,
	2010	2009	2008
Reported revenue	$3,764.1	$2,894.4	$2,543.4
Member co-payments	1,025.3	810.6	753.5

Total	$4,789.4	$3,705.0	$3,296.9

Reported direct expenses	$3,529.8	$2,708.6	$2,400.1
Member co-payments	1,025.3	810.6	753.5

Total	$4,555.1	$3,519.2	$3,153.6

ACQUISITIONS

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $3.8 billion in 2010. Our business strategy is to continue to seek to expand our operations, including through making acquisitions involving new markets and complementary products, services, technologies and businesses. We strive to timely integrate our acquisitions into our financial, organizational, management and technology structure. When successfully integrated, we expect to achieve cost savings from the consolidation of certain corporate activities and the elimination of certain duplicate components of our corporate operations.

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

Total consideration for the acquisition of FutureScripts consisted of cash payments of $225.5 million. The purchase price was funded from our cash on hand. We incurred approximately $1.5 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the twelve months ended December 31, 2010.

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

The purchase price of inPharmative was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $12.6 million, customer relationships of $3.2 million with an estimated useful life of 12 years, technology software of $0.7 million with an estimated useful life of 3 years, and trade name intangibles of $0.5 million with an estimated useful life of 20 years. Goodwill related to this acquisition is deductible for tax purposes.

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. We incurred approximately $0.2 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and on net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million, based on the achievement of certain milestones and net new business acquired. Additionally, during 2010 and 2009, there were decreases of $1.1 million and $0.1 million, respectively, in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The adjustments of the fair value of recognized amounts for contingent consideration were included in our consolidated statement of operations.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Revenue from operations for the years ended December 31, 2010 and 2009 were approximately $3.8 billion and $2.9 billion, respectively. Revenue increased over the comparable period in 2009 by $0.9 billion. Total claims processed increased to 70.2 million in 2010 from 56.2 million in 2009. Our initiation of services with several new PBM clients and our acquisition of FutureScripts, inPharmative and Total Script were the primary contributors to the increase in our revenue and prescription volume. Also, for the year ended December 31, 2010, in accordance with applicable accounting guidance, acquisition related intangible amortization expense of $2.7 million for a customer contract related to a PBM agreement has been included as an offset to revenue. For the year ended December 31, 2010, our revenue per claims processed increased by approximately 4% when compared to the same period in 2009. The increase in revenue per claims processed for 2010 was primarily caused by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the year ended December 31, 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $3.5 million, or approximately 0.1%.

Direct Expenses. Direct expenses for the years ended December 31, 2010 and 2009 were approximately $3.5 billion and $2.7 billion, respectively. Direct expenses increased by $0.8 billion over the comparable period in 2009 primarily related to the $0.9 billion increase in revenue. Direct expenses for 2010 and 2009 represented 97.2% and 97.1% of total operating expenses for the respective periods. Rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. For the year ended December 31, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $4.8 million, or approximately 0.1%.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower-cost network pharmacies. Our gross margin increased to $234.2 million for the year ended December 31, 2010 from $185.8 million for the comparable period in 2009. Gross margin as a percentage of revenue was 6.2% and 6.4% for the years ended December 31, 2010 and 2009, respectively. In 2010, gross margin percentages were slightly reduced by the impact of the addition of several recent new large contracts and renewals, including the Michigan Public School Employees Retirement System and the State of Louisiana. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the year ended December 31, 2010, selling, general and administrative expenses increased by $20.7 million over the prior year to $101.7 million, or 2.8% of operating expenses. For the year ended December 31, 2009, selling, general and administrative expenses was $81.0 million, or 2.9% of total 2009 operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients, as well as incremental selling, general and administrative costs related to pursuing potential acquisitions.

Selling, general and administrative expenses of $101.7 million for the year ended December 31, 2010, consisted of $50.0 million in compensation and benefits, which includes $5.5 million in non-cash compensation, $14.2 million in professional fees, which includes transaction related costs, $10.3 million in facility costs, $5.6 million in travel expenses, $3.4 million in insurance and other corporate expenses, $1.6 million in non-employee non-cash compensation expense, $4.6 million in other, which includes $1.1 million in recruitment and temporary help, and $12.0 million in depreciation and amortization.

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

Interest and Other Income. Interest and other income increased to $0.9 million for the year ended December 31, 2010 from $0.8 million for the year ended December 31, 2009.

Interest Expense. Interest expense increased to $3.0 million for the year ended December 31, 2010 from $0.6 million in the comparable period in 2009. The increase in interest expense was primarily attributable to the expense associated with our new credit facilities and the amortization of related debt financing costs.

Income Tax Expense. The effective income tax rates of 37.9% in 2010 and 2009 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for year ended December 31, 2010 increased by approximately $15.8 million over the same period in 2009 to $81.0 million. The increase in net income was primarily a function of increased gross margin, reduced by an increase in selling, general and administrative expenses.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue. Revenue from operations for the years ended December 31, 2009 and 2008 were approximately $2.9 billion and $2.5 billion, respectively. Revenue increased over the comparable period in 2008 by $0.4 billion. Total claims processed increased to 56.2 million in 2009 from 52.0 million in 2008. The primary contributors to the increase in revenue and prescription volume were our acquisition of Total Script, IPS and HospiScript, as well as our initiation of services with several new PBM clients. For the year ended December 31, 2009, our revenue per claims processed increased by approximately 5% when compared to the same period in 2008. The increase in revenue per claims processed for 2009 was primarily caused by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

Direct Expenses. Direct expenses for the years ended December 31, 2009 and 2008 were approximately $2.7 billion and $2.4 billion, respectively. Direct expenses increased by $0.3 billion over the comparable period in 2008 primarily related to the $0.4 billion increase in revenue. Direct expenses for 2009 and 2008 represented 97.1% and 97.3% of total operating expenses for the respective periods.

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

Interest and Other Income. Interest and other income decreased to $0.8 million for the year ended December 31, 2009 from $4.5 million for the year ended December 31, 2008. The decrease was primarily due to a reduction in average market interest rates on our short-term investments.

Interest Expense. Interest expense increased to $0.6 million for the year ended December 31, 2009 from $0.3 million in the comparable period in 2008. The increase in interest expense was primarily attributable to the expense associated with the accretion of the liability related to our First Rx Specialty and Mail Services, LLC arrangement.

Income Tax Expense. The effective income tax rates of 37.9% in 2009 and 36.7% in 2008 represent the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate. The effective tax rate in 2009 was higher than in 2008 primarily due to an increase in our overall state effective income tax rates.

Net Income. Net income for year ended December 31, 2009 increased by approximately $14.8 million over the same period in 2008 to $65.2 million. The increase in net income was primarily a function of increased gross margin, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and selling equity in the capital markets to fund specific acquisition opportunities. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2011. At December 31, 2010, our cash and cash equivalents were $157.8 million. The net increase of $5.8 million in our cash and cash equivalents since the end of fiscal 2009 resulted primarily from cash used in investing activities offset by proceeds from our term loan facility, as described below.

On August 4, 2010, we entered into new senior credit facilities consisting of a revolving credit facility and term loan facility. The term loan facility has a principal amount of $150.0 million. Our revolving credit facility has a principal amount of $200.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our new senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our new senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our credit agreement, pursuant to the terms of a separate guarantee and collateral agreement. There was no outstanding balance under the revolving credit facility at December 31, 2010.

The term loan facility amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, commencing on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount. We anticipate repaying this term loan facility through our operating cash flows.

As previously disclosed, we were exploring and pursuing alternatives for obtaining relief from the unanticipated temporary illiquidity of our auction rate securities (“ARS”) holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse. On May 27, 2010, the arbitration panel ruled in our favor, finding Credit Suisse liable and requiring Credit Suisse to pay us $9.75 million, representing the par value of the remaining outstanding ARS in our Credit Suisse investment account on the date of the ruling. These ARS in our Credit Suisse investment account were transferred to Credit Suisse.

We currently have remaining $0.6 million at par value in investments related to ARS. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded temporary impairment charges in accumulated other comprehensive income of $48 thousand through December 31, 2010 to reduce the value of our ARS classified as available-for-sale securities.

Effective April 1, 2009, we adopted the authoritative guidance which amended the other-than-temporary impairment model for debt securities. Under this new guidance, other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. The amount of the impairment relating to other factors is recorded in accumulated other comprehensive income. The guidance also requires additional disclosures regarding the calculation of the credit loss and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. As of December 31, 2010, based on our evaluation of cash flows expected to be recovered from these securities, we determined there was no credit loss related to our ARS and, accordingly, no impairment losses have been recognized through earnings in 2010.

In connection with First Rx Specialty and Mail Services, LLC, an entity we formed in December 2008, we received $8.0 million in cash through December 31, 2010. As a part of this arrangement, we are also recognizing expense associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013. This obligation is included in other current liabilities in our consolidated balance sheet at December 31, 2010, because unilateral contract termination rights are exercisable beginning on December 1, 2011 and may require us to satisfy the obligation on demand.

Net Cash Provided by Operating Activities. Our operating activities generated $97.7 million of cash from operations in 2010, a $14.4 million decrease from the $112.1 million generated in 2009. This $97.7 million in cash provided by operating activities in 2010 reflects $81.0 million in net income, plus $27.4 million in non-cash charges and $10.7 million net decrease in cash from changes in working capital and other assets and liabilities. This $10.7 million net decrease in cash provided by changes in working capital, net of effects from acquisitions, was primarily due to changes in rebates receivable of $4.6 million, inventory of $0.2 million, rebates payable of $19.2 million and accrued expense and other liabilities of $28.3 million, offset by changes in accounts receivable of $5.5 million, income tax receivable of $1.1 million, accounts payable of $48.4 million and other assets of $8.0 million. The change in rebates payable and in accrued expenses and other liabilities reflects the temporary benefit in the timing of payments of these payables and liabilities. The change in accounts payable reflects the timing of payments of our accounts payable.

Our operating activities generated $112.1 million of cash from operations in 2009, a $33.5 million increase from the $78.6 million generated in 2008. This $112.1 million in cash provided by operating activities in 2009 reflects $65.2 million in net income, plus $19.9 million in non-cash charges and $27.0 million net increase in cash from changes in working capital and other assets and liabilities. This $27.0 million net increase in working capital, net of effects of acquisitions, was primarily due to changes in accounts receivable of $18.3 million, accounts payable of $13.0 million, rebates payable of $13.3 million, accrued liabilities of $9.1 million, income tax receivable of $1.2 million and inventory of $1.3 million, offset by changes in rebates receivable of $25.9 million and other assets of $3.3 million.

Our operating activities generated $78.6 million of cash from operations in 2008, a $24.0 million increase from the $54.6 million generated in 2007. This $78.6 million in cash provided by operating activities in 2008 reflects $50.4 million in net income, plus $17.4 million in non-cash charges and $10.8 million net increase in cash from changes in working capital and other assets and liabilities. This $10.8 million net increase in working capital was primarily due to changes in accounts payable of $23.9 million, rebates payable of $35.0 million and inventory of $2.1 million, offset by changes in accounts receivable of $23.9 million, rebates receivable of $25.6 million and income tax receivable of $0.7 million.

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2010 was $240.3 million, compared to $21.5 million in 2009. The cash used in 2010 reflects expenditures of $239.9 million for business acquisitions, net of cash acquired, and $12.3 million in capital expenditures offset by investment sales of $11.9 million.

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

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the year ended December 31, 2010 was $148.4 million compared to $6.4 million in 2009. In 2010, we received $150.0 million in proceeds from a term loan, $3.6 million from the exercise of stock options, $0.3 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $6.0 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.6 million of treasury stock during 2010, incurred $3.8 million in deferred financing cost related to our new credit facilities, made a repayment of $1.9 million on our term loan, and made a $3.2 million contingent consideration payment.

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

We anticipate continuing to generate positive operating cash flow which, combined with available cash resources, should be sufficient to meet our planned working capital, debt service, capital expenditures and operating expenses. However, there can be no assurance that we will not require additional capital. Even if such funds are not required, we may seek additional equity or debt financing, particularly to fund future acquisitions. We cannot be assured that such financing will be available on acceptable terms, if at all, or that such financing will not be dilutive to our stockholders.

OBLIGATIONS AND CONTRACTUAL COMMITMENTS

The following table reflects our current contractual commitments as of December 31, 2010 (in thousands):

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	Thereafter
Long-term debt obligations	$148,125	$7,500	$15,000	$125,625	$—
Interest payments on long-term debt obligations(1)	12,593	2,935	5,416	4,242	—
Operating leases	56,364	5,751	9,809	9,676	31,128
Other long-term liabilities (2)	9,000	—	9,000	—	—

Total contractual obligations (3)	$226,082	$16,186	$39,225	$139,543	$31,128

(1)	The interest expense for our long-term debt obligations is based on our December 31, 2010 LIBOR and applicable margin over LIBOR. Our actual interest payments will fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay. See “Note 8 – Financing” of our consolidated financial statements for further discussion.
(2)	In connection with First Rx Specialty and Mail Services, LLC, an entity we formed in December 2008, we received $8.0 million in cash through December 31, 2010. As a part of this arrangement, we are also recognizing expense associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013. This obligation is included in other current liabilities in our consolidated balance sheet at December 31, 2010, because unilateral contract termination rights are exercisable beginning on December 1, 2011 and may require us to satisfy the obligation on demand.
(3)	Total contractual obligations exclude the potential future payments required in connection with possible contingent consideration through 2012 associated with our acquisition of Total Script. See “Note 11. Business Combinations” of our consolidated financial statements for further discussion.

At December 31, 2010, we had available a $200.0 million revolving credit facility with no outstanding borrowings. For additional information regarding our credit facility, deferred income taxes, and operating leases, see Notes 8, 9 and 12, respectively, of our consolidated financial statements.

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

Revenue and direct expense recognition

We recognize revenues from services provided to our clients for sales of prescription drugs either by pharmacies in our nationwide network or through our mail order facilities, and related claims processing fees. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When we have a contractual obligation to pay a network pharmacy provider for benefits provided to our clients’ members, total payments from these clients, including administration and other fees, are recorded as revenue and payments to the network pharmacy provider, and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require us to assume the credit risk of our clients’ abilities to pay. When we administer pharmacy reimbursement contracts and do not assume credit risk, we record only the net revenue and the administrative or processing fees. Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction to direct expenses. The portion of such rebates due to our clients is recorded as a reduction of revenue. Manufacturers’ or third party intermediary rebates are based on estimates, which are subject to final settlement with the contracted party. We refine our estimates each period based on actual collection and payment experiences.

Member co-payments are not recorded as revenue. Under our pharmacy contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or direct expenses.

Rebates Receivable and Payable

Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The portion, which in some cases may be the full amount, of such rebates due to clients is recorded as a reduction of revenue. Manufacturer or third party intermediary rebates are based on estimates, which are subject to final settlement with the contracted party on an on-going basis.

The Company estimates its rebates receivable and rebates payable based on the number and type of claims submitted, the rebate program terms with its clients, the Company’s rebate contracts with pharmaceutical manufacturers and third party intermediaries, and other information that may be available. The amount of rebates actually received by the Company, and rebates paid to its clients, is impacted by a variety of factors, including the validation of claims data submitted by the Company and differences between estimated and actual rebatable products. As a result, the Company’s actual experience relative to rebates received by the Company, and rebates paid to its clients, may result in adjustments to the estimates made in prior periods.

During 2010, the Company adjusted its prior estimates related to rebates receivable and rebates payable by $4.8 million and $3.5 million, respectively. The impact of adjustments in rebates receivable and rebates payable estimates for the years ended December 31, 2009 and 2008 were not material. Future adjustments to the amounts of rebates receivable and rebates payable outstanding are possible and the impact, although not expected to be, could be material.

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

Intangible Assets

We do not have any intangible assets with indefinite lives. We do have other intangible assets subject to amortization, and these assets are amortized straight-line over 5 months to 20 years, depending on each intangible asset’s estimated useful life. The estimated fair value and the weighted average useful-life of the intangible assets are based on income-method valuation calculations. The remaining useful life of intangible assets is evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits.

Goodwill

Our goodwill is not amortized, but is tested for impairment at least annually. We performed our annual goodwill impairment testing at December 31, 2010 and concluded that no goodwill impairment exists because the fair values of our reporting units are substantially in excess of their carrying values.

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

Investments

The Company’s investments, which consist primarily of auction rate securities (“ARS”), and are recorded at fair market value, with unrealized gains (losses), net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and amounts representing credit losses, of which there were none, are included in other income. For purposes of determining any credit loss, the Company assesses the fair value of its ARS under the single best-estimate approach. Although we continue to receive timely interest payments and there have been instances of recent redemptions of our auction rate securities by issuers at par, our ARS investments currently lack short-term liquidity and therefore are classified as non-current on our balance sheet. Aggregate investments outstanding at December 31, 2010 were $0.9 million. The impact of changes to their valuation is not expected to be material.

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

NEW ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) that sets forth revised goodwill impairment guidance for reporting units that have a zero or negative carrying amount. For these reporting units, the FASB concluded that step 2 of the test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. For public entities, this new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued a final ASU that sets forth additional requirements and guidance regarding disclosures of fair value measurements. The ASU requires the gross presentation of activity within the Level 3 fair value measurement roll forward and details of transfers in and out of Level 1 and Level 2 fair value measurements. It also clarifies two existing disclosure requirements within the current fair value authoritative guidance on the level of disaggregation of fair value measurements and disclosures on inputs and valuation techniques. The new requirements and guidance were effective for interim and annual periods beginning after December 15, 2009, which for us meant the beginning of our 2010 fiscal year, except for the Level 3 roll forward requirements which is effective for interim and annual periods beginning after December 15, 2010, which for us means our first quarterly period ending on March 31, 2011. The adoption of the disclosures effective in 2010 did not have an impact on our financial position, results of operations or cash flows. Additionally, we do not expect the adoption of the disclosures which were deferred until the first quarter of 2011 to have an impact on our financial position, results of operations or cash flows.

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

We believe we have minimal market risk inherent in our financial position. We do not have any derivative financial instruments and do not hold any derivative financial instruments for trading purposes. Our market risk primarily represents the potential loss arising from adverse changes in market interest rates. Our results from operations could be impacted by decreases in interest rates on our cash and cash equivalents. Additionally, we may be exposed to market risk from changes in interest rates related to our term loan facility and any debt that may be outstanding under our revolving credit facility.

We do not expect our business, results of operations, financial position or cash flows to be affected to any significant degree by a sudden change in market interest rates. At December 31, 2010, we had $148.1 million of long-term debt obligations which were subject to variable interest rates under our senior credit facilities. A hypothetical increase in interest rates of 1% would result in an increase in our annual interest expense of approximately $1.5 million (pre-tax), presuming obligations subject to variable interest rates remained constant.

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

Management’s Responsibility for Financial Statements

Our management is responsible for the integrity and objectivity of all information presented in this Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s best estimates and judgments. Management believes the consolidated financial statements fairly reflect the form and substance of transactions and that the financial statements present fairly, in all material respects, our financial position, results of operations and cash flows.

The Audit Committee of the Board of Directors, which is composed solely of independent directors, meets regularly with the independent registered public accounting firm and representatives of management to review accounting, financial reporting, internal control and audit matters, as well as the nature and extent of the audit effort. The Audit Committee is responsible for the engagement of the independent registered public accounting firm. The independent registered public accounting firm has free access to the Audit Committee.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management has excluded FutureScripts, LLC and inPharmative, Inc. from our assessment of internal controls over financial reporting in 2010 because they were acquired by us in a purchase business combination during 2010. FutureScripts is a wholly-owned subsidiary whose total assets and total revenues represent 22.8% and 6.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. inPharmative is also a wholly-owned subsidiary whose total assets and total revenues represent 1.6% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

Based on its assessment, management has concluded that as of December 31, 2010, our internal control over financial reporting was effective based on those criteria. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the heading Proposal 1 – Election of Directors, Directors and Executive Officers, Corporate Governance, Committees and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders under the heading Executive Compensation, including Compensation Discussion and Analysis, Director Compensation, Compensation Committee Report and Compensation Committee and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders under Stock Ownership and is incorporated herein by reference.

The following table provides information as of December 31, 2010 with respect to shares of our common stock that may be issued under our existing equity compensation plans (share data in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	466	$6.51	2,716

Total	466	$6.51	2,716

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders under Transactions with Related Persons and Corporate Governance and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for our 2011 Annual Meeting of Stockholders under Services Provided by the Independent Auditors and Policy Regarding Pre-Approval of Services Provided by the Independent Auditors and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements of Catalyst Health Solutions, Inc. are filed as part of this report under Item 8. - Financial Statements and Supplementary Data.

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm

	Consolidated Balance Sheets as of December 31, 2010 and 2009	F-1

	Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008	F-2

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008	F-3

	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	F-4

	Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009, and 2008	F-5

	Notes to Consolidated Financial Statements	F-6

(2)	Financial statement schedule:

	Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits

The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description

2.1	Catalyst Rx, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller (1)

2.2	Catalyst Consultants, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)

2.3	Equity Interest Purchase Agreement dated as of August 4, 2010 by and among Catalyst Health Solutions, Inc., Independence Blue Cross, QCC Insurance Company, FutureScripts, LLC and FutureScripts Secure LLC (3)

3.1	Certificate of Ownership and Merger Merging Catalyst Health Solutions, Inc. with and into HealthExtras, Inc., effective October 1, 2008 (4)

3.2	Amended and Restated Certificate of Incorporation of Catalyst Health Solutions, Inc., effective October 1, 2008 (5)

3.3	Amended and Restated Bylaws of Catalyst Health Solutions, Inc., effective October 1, 2008 (6)

4.1	Registration Rights Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and the Sack Family Trust (7)

10.1	Form of HealthExtras, Inc. 1999 Stock Option Plan (8)

10.2	HealthExtras, Inc. 2000 Stock Option Plan (9)

10.3	HealthExtras, Inc. 2000 Directors’ Stock Option Program (10)

10.4	2003 HealthExtras, Inc. Equity Incentive Plan (11)

10.5	Form of 2003 HealthExtras, Inc. Equity Incentive Plan Restricted Stock Award Agreement (12)

10.6	HealthExtras, Inc. 2004 Employee Stock Purchase Plan (13)

10.7	Amendment to HealthExtras, Inc. 2004 Employee Stock Purchase Plan (14)

10.8	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010 (15)

10.9	Form of HealthExtras, Inc. 2006 Stock Incentive Plan Restricted Stock Award Agreement (16)

10.10	HealthExtras, Inc. Management Non-Equity Incentive Compensation Plan (17)

10.11	Employment Agreement by and between HealthExtras, Inc. and Hai Tran (18)

10.12	Employment Agreement by and between HealthExtras, Inc. and Bruce Metge (19)

10.13	Employment Agreement by and between HealthExtras, Inc. and Nick J. Grujich, as amended and restated effective February 28, 2008 (20)

10.14	Amendment to Employment Agreement by and between HealthExtras, Inc. and Nick J. Grujich, effective June 22, 2010 (21)

10.15	Separation and Release Agreement between Catalyst Health Solutions, Inc. and Nick J. Grujich, effective September 20, 2010 (22)

10.16	Employment Agreement by and between HealthExtras, Inc. and David T. Blair, as amended and restated effective February 28, 2008 (23)

10.17	Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates (24)

10.18	Amendment to Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates, effective June 22, 2010 (25)

10.19	Membership Interest Purchase Agreement dated April 7, 2008 by and among HealthExtras, Inc.; HospiScript Services, LLC; Concept Pharmaceuticals, LLC; and the selling members identified therein (26)

10.20	Amendment to Membership Interest Purchase Agreement dated May 16, 2008 by and among HealthExtras, Inc.; HospiScript Services, LLC; Concept Pharmaceuticals, LLC; and the selling members identified therein (27)

10.21	Revolving Credit and Term Loan Agreement dated as of August 4, 2010 among Catalyst Health Solutions, Inc., as borrower, the lenders from time to time party hereto, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Citizens Bank of Pennsylvania, as Co-Documentation Agents and SunTrust Bank, as Administrative Agent (28)

11.1	Statement re: Computation of Per Share Earnings (see Note 2 of the Notes to Consolidated Financial Statements)*

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Taxonomy Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith, not filed.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(2)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(3)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 5, 2010.
(4)	Incorporated by reference to Exhibit 3(i)(a) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(5)	Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(6)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(7)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(8)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-83761) filed on October 20, 1999.
(9)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(10)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(11)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2003.
(12)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on February 28, 2006.
(13)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 29, 2004.
(14)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on June 5, 2009.
(15)	Incorporated by reference to Appendix A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 23, 2010.
(16)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on June 22, 2006.
(17)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2007.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on April 4, 2008.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on June 4, 2008.
(20)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2007 filed on February 29, 2008.
(21)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on August 6, 2010.
(22)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on September 21, 2010.
(23)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2007 filed on February 29, 2008.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on August 7, 2009.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on August 6, 2010.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2008.
(27)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2008.
(28)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 5, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

February 25, 2011	By:	/S/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

February 25, 2011	By:	/S/ EDWARD S. CIVERA
Edward S. Civera
Chairman of The Board

February 25, 2011	By:	/S/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Director

February 25, 2011	By:	/S/ HAI V. TRAN
Hai V. Tran
Chief Financial Officer and
Chief Accounting Officer

February 25, 2011	By:	/S/ WILLIAM E. BROCK
William E. Brock
Director

February 25, 2011	By:	/S/ STEVEN B. EPSTEIN
Steven B. Epstein
Director

February 25, 2011	By:	/S/ DANIEL J. HOUSTON
Daniel J. Houston
Director

February 25, 2011	By:	/S/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Director

February 25, 2011	By:	/S/ KENNETH A. SAMET
Kenneth A. Samet
Director

February 25, 2011	By:	/S/ DALE B. WOLF
Dale B. Wolf
Director

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Catalyst Health Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catalyst Health Solutions, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded FutureScripts, LLC and inPharmative, Inc. from its assessment of internal control over financial reporting as of December 31, 2010 because they were acquired by the Company in purchase business combinations during 2010. We have also excluded FutureScripts, LLC and inPharmative, Inc. from our audit of internal control over financial reporting. FutureScripts, LLC is a wholly-owned subsidiary whose total assets and total revenues represent 22.8% and 6.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010. inPharmative, Inc. is also a wholly-owned subsidiary whose total assets and total revenues represent 1.6% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/ PricewaterhouseCoopers LLP

McLean, Virginia

February 25, 2011

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$157,843	$152,055
Accounts receivable, net of allowances of $2,599 and $1,533 at December 31, 2010 and 2009, respectively	205,538	172,058
Rebates receivable, net of allowances of $1,377 and $998 at December 31, 2010 and 2009, respectively	162,395	129,955
Inventory, net of allowances of $46 and $0 at December 31, 2010 and 2009, respectively	3,405	3,556
Income taxes receivable	3,415	2,398
Deferred income taxes	1,657	996
Other current assets	11,682	7,551

Total current assets	545,935	468,569
Property and equipment, net	30,759	24,797
Goodwill	396,995	273,158
Intangible assets, net	158,871	54,300
Investments, net	889	11,655
Other assets	8,587	442

Total assets	$1,142,036	$832,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$187,401	$209,539
Rebates payable	177,346	121,595
Accrued expenses and other current liabilities	64,942	26,611
Current maturities of long-term debt	7,500	—

Total current liabilities	437,189	357,745
Long-term debt	140,625	—
Deferred rent expense	2,440	2,907
Deferred income taxes	18,694	15,828
Other liabilities	4,965	15,444

Total liabilities	603,913	391,924

Commitments and contingencies (Notes 12 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 44,980 and 44,331 shares issued at December 31, 2010 and 2009, respectively	450	443
Additional paid-in capital	239,699	221,623
Treasury stock, at cost, 271 and 204 shares at December 31, 2010 and 2009, respectively	(7,791)	(5,187)
Accumulated other comprehensive loss	(30)	(720)
Retained earnings	305,795	224,838

Total stockholders’ equity	538,123	440,997

Total liabilities and stockholders’ equity	$1,142,036	$832,921

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2010	2009	2008
Revenue (excludes member co-payments of $1,025,306, $810,576 and $753,547 in 2010, 2009 and 2008, respectively)	$3,764,092	$2,894,380	$2,543,379

Direct expenses	3,529,843	2,708,616	2,400,125
Selling, general and administrative expenses	101,745	81,036	67,822

Total operating expenses	3,631,588	2,789,652	2,467,947

Operating income	132,504	104,728	75,432
Interest and other income	937	782	4,542
Interest expense	(3,027)	(560)	(311)

Income before income taxes	130,414	104,950	79,663
Income tax expense	49,457	39,785	29,269

Net income	$80,957	$65,165	$50,394

Net income per share, basic	$1.85	$1.51	$1.18
Net income per share, diluted	$1.82	$1.48	$1.16
Weighted average shares of common stock outstanding, basic	43,855	43,128	42,527
Weighted average shares of common stock outstanding, diluted	44,536	43,942	43,588

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
Balance at December 31, 2007	42,639	$426	$192,941	$(2,366)	$—	$109,279	$300,280

Exercise of stock options, including tax benefits	669	7	10,193	—	—	—	10,200
Expense related to restricted stock granted to employees	200	2	5,173	—	—	—	5,175
Expense related to stock and stock options granted in exchange for services	2	—	77	—	—	—	77
Tax expense of restricted stock vesting	—	—	(82)	—	—	—	(82)
Shares issued pursuant to employee stock purchase plan	16	—	397	—	—	—	397
Purchases of treasury stock	—	—	—	(1,828)	—	—	(1,828)
Unrealized loss on investments, net of tax	—	—	—	—	(684)	—	(684)
Net income for the year	—	—	—	—	—	50,394	50,394
Balance at December 31, 2008	43,526	$435	$208,699	$(4,194)	$(684)	$159,673	$363,929

Exercise of stock options, including tax benefits	418	4	6,206	—	—	—	6,210
Expense related to restricted stock granted to employees	372	4	4,285	—	—	—	4,289
Expense related to stock and restricted stock granted in exchange for services	2	—	2,158	—	—	—	2,158
Tax expense of restricted stock vesting	—	—	(64)	—	—	—	(64)
Shares issued pursuant to employee stock purchase plan	13	—	339	—	—	—	339
Purchases of treasury stock	—	—	—	(993)	—	—	(993)
Unrealized loss on investments, net of tax	—	—	—	—	(36)	—	(36)
Net income for the year	—	—	—	—	—	65,165	65,165
Balance at December 31, 2009	44,331	$443	$221,623	$(5,187)	$(720)	$224,838	$440,997

Exercise of stock options, including tax benefits	415	4	8,487	—	—	—	8,491
Expense related to restricted stock granted to employees	223	3	5,528	—	—	—	5,531
Expense related to stock and restricted stock granted in exchange for services	2	—	1,645	—	—	—	1,645
Tax benefit of restricted stock vesting	—	—	1,076	—	—	—	1,076
Shares issued pursuant to employee stock purchase plan	9	—	352	—	—	—	352
Purchases of treasury stock	—	—	—	(2,604)	—	—	(2,604)
Warrants issued pursuant to acquisition	—	—	988	—	—	—	988
Unrealized gain on investments, net of tax	—	—	—	—	690	—	690
Net income for the year	—	—	—	—	—	80,957	80,957

Balance at December 31, 2010	44,980	$450	$239,699	$(7,791)	$(30)	$305,795	$538,123

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$80,957	$65,165	$50,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,597	4,944	4,699
Amortization of intangible and other assets	10,709	6,980	5,375
Loss (gain) on disposal of property and equipment	271	(64)	—
Allowances on receivables	1,512	1,394	308
Deferred income taxes	1,866	40	1,717
Equity based compensation charges	7,176	6,447	5,252
Other non-cash (income) charges	(714)	198	17
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,481)	18,259	(23,873)
Rebates receivable	4,655	(25,894)	(25,580)
Income tax receivable	(1,097)	1,269	(735)
Inventory, net	151	1,339	2,048
Other assets	(8,020)	(3,337)	646
Accounts payable	(48,372)	13,015	23,923
Rebate payable	19,208	13,280	35,034
Accrued expenses and other liabilities	28,291	9,071	(647)

Net cash provided by operating activities	97,709	112,106	78,578

Cash flows from investing activities:
Purchases of property and equipment	(12,324)	(10,459)	(8,717)
Proceeds from sale of property and equipment	—	500	—
Business acquisitions and related payments, net of cash acquired	(239,882)	(11,415)	(142,417)
Purchases of investments	—	—	(6,825)
Sales of investments	11,875	225	37,700
Other investing activities	—	(312)	—

Net cash used in investing activities	(240,331)	(21,461)	(120,259)

Cash flows from financing activities:
Borrowings under revolving credit line	—	—	25,000
Repayments under revolving credit line	—	—	(25,000)
Proceeds from term loan	150,000	—	—
Repayments of term loan	(1,875)	—	—
Proceeds from First Rx Specialty and Mail Services, LLC arrangement	—	1,000	7,000
Deferred financing costs	(3,846)	(415)	—
Contingent consideration payments	(3,184)	—	—
Proceeds from exercise of stock options	3,602	2,863	4,621
Excess tax benefits due to option exercises and restricted stock vesting	5,965	3,637	5,497
Proceeds from shares issued under employee stock purchase plan	352	339	397
Purchases of treasury stock	(2,604)	(993)	(1,828)

Net cash provided by financing activities	148,410	6,431	15,687

Net increase (decrease) in cash and cash equivalents	5,788	97,076	(25,994)
Cash and cash equivalents at the beginning of year	152,055	54,979	80,973

Cash and cash equivalents at the end of year	$157,843	$152,055	$54,979

Supplemental disclosure:
Cash paid for interest	$1,990	$94	$257
Cash paid for taxes	$42,723	$34,839	$22,795

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2010	2009	2008
Net income	$80,957	$65,165	$50,394
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	690	(36)	(684)

Comprehensive income	$81,647	$65,129	$49,710

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	COMPANY

Catalyst Health Solutions, Inc., a Delaware corporation (the “Company,” “our,” “we” or “us”), is a full-service pharmacy benefit management (“PBM”) company. We operate primarily under the brand name Catalyst Rx. Our clients include self-insured employers, including state and local governments; managed care organizations; third-party administrators; hospices; unions; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs. We provide our clients access to a contracted, non-exclusive national network of approximately 63,000 pharmacies. We provide our clients and their members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs and member education. We utilize an electronic point-of-sale system for eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

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

Fair value of financial instruments

At December 31, 2010 and 2009, our financial instruments included cash and cash equivalents, accounts receivable, rebates receivable, investments, accounts payable, rebates payable, accrued liabilities and long-term debt. With the exception of our investments and long-term debt, the fair values of these financial instruments approximate the carrying value due to the short-term maturities of these instruments. See Note 7 for a discussion of fair value of our investments and long-term debt.

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

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for accounts receivable is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and regional economic data. We review our allowance for accounts receivable quarterly. Account balances are charged off against the allowance when we determine it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of credit risk

Accounts receivable consists principally of amounts due from the Company’s PBM customers. In 2010, the Company’s top ten clients’ generated approximately 70% of consolidated revenue, including two customers who accounted for 14% and 10% of our consolidated revenue. In addition, we generated approximately 7% of our revenue for the three and a half months ended December 31, 2010 from Independence Blue Cross, following our acquisition of FutureScripts LLC on September 13, 2010. In 2009, the Company’s top ten clients generated approximately 68% of our consolidated revenue, including two customers who accounted for 18% and 12% of our consolidated revenue. In 2008, the Company’s top ten clients generated approximately 64% of our consolidated revenue, including two customers who accounted for 18% and 12% of our consolidated revenue.

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

Rebates receivable and payable

Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The portion, which in some cases may be the full amount, of such rebates due to clients is recorded as a reduction of revenue. Manufacturer or third party intermediary rebates are based on estimates, which are subject to final settlement with the contracted party on an on-going basis.

The Company estimates its rebates receivable and rebates payable based on the number and type of claims submitted, the rebate program terms with its clients, the Company’s rebate contracts with pharmaceutical manufacturers and third party intermediaries, and other information that may be available. The amount of rebates actually received by the Company, and rebates paid to its clients, is impacted by a variety of factors, including the validation of claims data submitted by the Company and differences between estimated and actual rebatable products. In addition, the amount of rebates actually received by the Company, and rebates paid to its clients, in a period may result in adjustments to the estimates made in prior periods.

Inventory

Inventory consists of prescription drugs and medical supplies that are stated at the lower of weighted average cost or market.

Property and equipment

Property and equipment is stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives typically range from 3-5 years for the Company’s equipment and computer software while leasehold improvements are amortized over the shorter of the estimated lives of the assets or the lease term.

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

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill is not amortized, but is tested for impairment at least annually. We performed our annual impairment testing at December 31, 2010 and 2009 and concluded that no impairment of goodwill existed because the fair value of our reporting units is substantially in excess of the carrying value.

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

Intangible assets

We do not have any intangible assets with indefinite lives. We do have intangible assets subject to amortization and these assets are amortized over 5 months to 20 years, depending on each intangible asset’s estimated useful life. The estimated fair value and the weighted average useful life of the intangible assets are based on income and market approach valuation calculations. The remaining useful life of intangible assets is evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits. We concluded that no impairment of our intangible assets existed at December 31, 2010 and 2009.

Impairment of long-lived assets

We investigate potential impairments of our long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. Long-lived assets are considered to be potentially impaired when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. No triggering events that would require an impairment test for long-lived assets were identified during 2010 or 2009.

Investments

The Company’s investments, which consist primarily of auction rate securities (“ARS”), and are classified as available-for-sale and are recorded at fair market value, with unrealized gains (losses), net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and amounts representing credit losses, of which there were none in 2010, 2009 and 2008, are included in other income. For purposes of determining any credit loss, the Company assesses the fair value of its ARS under the single best-estimate approach. We continue to receive timely interest payments and there have been instances of recent redemptions of our auction rate securities by issuers at par; however, our ARS investments currently lack short-term liquidity and therefore are classified as non-current on our balance sheet.

Revenue and direct expense recognition

The Company recognizes revenue from services provided to its clients for sales of prescription drugs by either pharmacies in the Company’s nationwide network or through our mail order facilities, and related claims processing fees. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When the Company has a contractual obligation to pay its network

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pharmacy providers for benefits provided to its clients’ members, total payments from these clients, including administration and other fees, are recorded as revenue and payments to the network pharmacy provider and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require the Company to assume the credit risk of its clients’ abilities to pay.

When the Company administers pharmacy reimbursement contracts and does not assume credit risk, the Company records only the net revenue and the administrative or processing fees.

Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The Company refines its estimates each period based on actual collection and payment experience. For the year ended December 31, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $4.8 million, or approximately 0.1% of direct expenses. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the year ended December 31, 2010, adjustments made to rebate payable estimates from prior periods increased revenue by $3.5 million, or approximately 0.1% of revenue. The impact of adjustments in rebates receivable and rebates payable estimates for the years ended December 31, 2009 and 2008 were not material.

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

Benefits from uncertain tax positions are recognized in the consolidated financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authorities having full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	2010	2009	2008
Net income available to common stockholders	$80,957	$65,165	$50,394

Calculation of shares:
Weighted average common shares outstanding, basic	43,855	43,128	42,527
Dilutive effect of stock options, restricted stock awards and warrants	681	814	1,061

Weighted average common shares outstanding, diluted	44,536	43,942	43,588

Net income per common share, basic	$1.85	$1.51	$1.18
Net income per common share, diluted	$1.82	$1.48	$1.16

During 2010, 100,000 warrants were excluded from the computation of diluted net income per share because the exercise price was greater than the average market price of our common shares.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-based compensation

Share-based compensation awards and awards modified, repurchased, or cancelled are accounted for using the fair value based method under FASB authoritative guidance surrounding share-based payments.

Other comprehensive income

Comprehensive income at December 31, 2010 and 2009 consists of net income plus unrealized net (gains) losses on investments held as available-for-sale.

3.	NEW ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) that sets forth revised goodwill impairment guidance for reporting units that have a zero or negative carrying amount. For these reporting units, the FASB concluded that step 2 of the test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. For public entities, this new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not expect the adoption of this guidance to have an impact on our financial position, results of operations or cash flows.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	2010	2009
Computer hardware	$11,347	$5,569
Computer software	16,639	12,572
Furniture, fixtures and office equipment	6,094	6,753
Leasehold improvements	9,485	7,500
Transportation equipment	2,547	1,983
Assets not yet placed in service	2,132	6,169

Total property and equipment	48,244	40,546
Accumulated depreciation	(17,485)	(15,749)

Total property and equipment, net	$30,759	$24,797

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $6.6 million, $4.9 million and $4.7 million, respectively.

5.	INTANGIBLE ASSETS

The following table sets forth the components of intangible assets at December 31, 2010 and 2009 (in thousands):

	December 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$158,754	$(22,071)	$136,683	$65,596	$(14,962)	$50,634
Non-compete agreements	155	(155)	—	155	(130)	25
Trade names	21,856	(1,358)	20,498	1,400	(650)	750
Developed technology	1,348	(411)	937	620	(202)	418
Other PBM contracts	7,036	(6,283)	753	7,527	(5,054)	2,473

Total intangible assets	$189,149	$(30,278)	$158,871	$75,298	$(20,998)	$54,300

The weighted average amortization period of our intangible assets subject to amortization is 11.6 years. Customer relationships intangibles represent the estimated fair value of customer relationships at the dates of acquisition and are amortized from 5 years to 20 years. The estimated fair values are based on income-method valuation calculations. Non-compete agreements, trade names and developed technology intangibles are subject to amortization from 2 years to 20 years. The other PBM contracts class of intangibles allows us to provide PBM services, and is amortized over the expected period of future cash flow, based on management’s best estimate, which range from 5 months to 20 years.

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the years ended December 31, 2010 and 2009.

The aggregate amount of amortization expense of intangible and other assets was $10.7 million, $7.0 million and $5.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. In accordance with applicable accounting guidance, acquisition related intangible amortization expense of $2.7 million for a customer contract related to a PBM agreement has been included as an offset to revenue for the year ended December 31, 2010.

The following table sets forth the estimated aggregate amortization expense of our existing intangible assets for each of the five succeeding years (in thousands):

Year ended December 31,
2011	$15,809
2012	15,381
2013	14,855
2014	14,551
2015	14,543

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	GOODWILL

The changes in the carrying amounts of goodwill for the years ended December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Balance as of January 1	$273,158	$252,961
Net adjustments to goodwill acquired in prior acquisitions	—	(1,361)
Goodwill acquired in current acquisitions (see Note 11)	123,837	8,149
Contingent consideration incurred	—	13,408

Balance as of December 31	$396,995	$273,158

The net adjustments to goodwill acquired in prior acquisitions relates primarily to the finalization of purchase price accounting for acquisitions that occurred prior to 2009.

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Approximately $262.7 million and $138.9 million of the Company’s goodwill were deductible for income tax purposes in 2010 and 2009, respectively.

7.	FAIR VALUE MEASUREMENTS

Summary of Financial Assets Measured on a Recurring Basis

The following table details the fair value measurements of our financial assets measured on a recurring basis as of December 31, 2010 and 2009 and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands).

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$144,587	$144,587	$—	$—
Available for sale investments:
Auction rate securities	577	—	—	577

Total assets measured at fair value	$145,164	$144,587	$—	$577

		Fair Value Measurements at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$142,076	$142,076	$—	$—
Available for sale investments:
Auction rate securities	11,343	—	—	11,343

Total assets measured at fair value	$153,419	$142,076	$—	$11,343

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	2010	2009
Beginning Balance	$11,343	$11,625
Redemptions and sales during the period	(11,875)	(225)
Changes in unrealized gain (loss) included in accumulated other comprehensive income	1,109	(57)

Ending Balance	$577	$11,343

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

The following is a summary of our investments (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
As of December 31, 2010:

Auction rate securities	$577	$—	$48	$625
Other long-term investments	312	—	—	312

Total investments	$889	$—	$48	$937

As of December 31, 2009:

Auction rate securities	$11,343	$—	$1,157	$12,500
Other long-term investments	312	—	—	312

Total investments	$11,655	$—	$1,157	$12,812

Auction rate securities

Our auction rate securities (“ARS”) are floating rate securities with longer-term maturities with auction reset dates from 7 to 35 day intervals. Beginning in February 2008, auctions for these securities began to fail. We explored and pursued alternatives for obtaining relief from the unanticipated temporary illiquidity of our auction rate securities holdings, including seeking relief from entities involved in investing our funds in ARS. As a part of these efforts, on February 23, 2009, we brought an arbitration claim before the Financial Industry Regulatory Authority (“FINRA”) against Credit Suisse Securities (USA), LLC (“Credit Suisse”) seeking rescission, restitution and damages for Credit Suisse’s conduct in connection with our investment account with Credit Suisse. On May 27, 2010, the arbitration panel ruled in our favor, finding Credit Suisse liable and requiring Credit Suisse to pay us $9.75 million, representing the par value of the remaining outstanding ARS in our Credit Suisse investment account on the date of the ruling. The ARS in our Credit Suisse investment account were transferred to Credit Suisse.

We currently have remaining $0.6 million at par value in investments related to other ARS. Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, we recorded a temporary impairment charge in accumulated other comprehensive income of $48 thousand through December 31, 2010 to reduce the value of our ARS classified as available-for-sale securities.

Effective April 1, 2009, we adopted the authoritative guidance which requires other-than-temporary impairments to be separated into (a) the amount representing credit loss and (b) the amount related to all other factors. We have determined there was no credit loss related to our ARS based on our evaluation of the present value of expected cash flows from these securities. Our determination of the expected cash flows was based on employing a single best estimate measure. Accordingly, no impairment losses have been recognized through earnings in 2010.

Summary of Contractual Maturities

The contractual maturities of our available for sale ARS securities at December 31, 2010 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	625	577

Total	$625	$577

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Liabilities

The carrying amount of our term loan under our senior credit facilities approximates fair value as of December 31, 2010. We estimate fair value for this liability based on the market value.

8.	FINANCING

The following table sets forth the components of our long-term debt (in thousands):

December 31, 2010
Senior secured term loan facility due August 4, 2015 with an average interest rate of 2.02% at December 31, 2010	$148,125
Revolving credit facility due August 4, 2015	—

Total debt	148,125
Less current maturities	(7,500)

Long-term debt	$140,625

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

On August 4, 2010, we entered into new senior credit facilities consisting of a revolving credit facility and term loan facility. The term loan facility had a principal amount of $150.0 million. Our revolving credit facility has a principal amount of $200.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our new senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our new senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our credit agreement, pursuant to the terms of a separate guarantee and collateral agreement. There was no outstanding balance under the revolving credit facility at December 31, 2010.

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

Our new senior credit facilities contain negative and affirmative covenants affecting us and our existing and future subsidiaries, with certain exceptions set forth in our credit agreement. Negative covenants and restrictions include: restrictions on liens, debt, dividends and other restricted payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, investments, loans, advances, restrictive agreements with subsidiaries, speculative hedging agreements and a leverage ratio of consolidated total debt to consolidated EBITDA. At December 31, 2010, we believe we were in compliance with all covenants associated with our credit facilities.

Financing costs of $4.1 million for the issuance of the credit facilities are being amortized over an average weighted period of 4.6 years and are reflected in other assets in the accompanying consolidated balance sheet.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Our federal income tax returns for 2007 through 2010 are open tax years. State jurisdictions that remain subject to examinations range from 2006 to 2010.

U.S. GAAP accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2010 and 2009, the Company had no accrued liabilities on the consolidated balance sheet related to uncertain federal or state income tax matters.

From time to time, we may be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The components of income tax (benefit) expense at December 31, 2010, 2009 and 2008 are as follows (in thousands):

		2010	2009	2008
Current:	Federal	$41,788	$34,929	$24,990
	State	5,783	4,796	2,507
	Foreign	20	20	19

	Total	47,591	39,745	27,516

Deferred:	Federal	1,566	234	1,957
	State	300	(194)	(204)

	Total	1,866	40	1,753

Total:	Federal	43,354	35,163	26,947
	State	6,083	4,602	2,303
	Foreign	20	20	19

	Total	$49,457	$39,785	$29,269

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the components of deferred income taxes at December 31, 2010 and 2009 is as follows (in thousands):

	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$1,266	$656
Equity based compensation	2,664	1,346
Deferred rent	1,074	704
Federal and state net operating loss carryforwards	1,453	198
Capital loss	770	770
Other	1,077	436

Total deferred tax assets	8,304	4,110
Valuation allowance	(770)	(770)

Total deferred tax assets net of valuation allowance	7,534	3,340

Deferred tax liabilities:
Goodwill	(13,252)	(11,487)
Deferred charges	(81)	(89)
Property and equipment	(5,065)	(1,236)
Customer-based and other intangibles	(6,173)	(5,360)

Total deferred tax liability	(24,571)	(18,172)

Net deferred tax liability	$(17,037)	$(14,832)

The Company had net operating loss carryforwards of $14.9 million and $8.7 million at December 31, 2010 and 2009, respectively, which were available to offset future state taxable income and will expire beginning 2024 through 2030.

We have determined that a valuation allowance is needed against a deferred tax asset related to the capital loss that the Company realized during 2008 because there is not enough positive evidence to meet the “more likely than not” threshold for recognition.

The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2010	2009	2008
U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	3.0	2.8	1.9
Non-deductible expenses	0.1	0.1	0.2
Non-taxable income	—	—	(0.1)
Other	(0.2)	—	(0.3)

Effective tax rate	37.9%	37.9%	36.7%

10.	STOCKHOLDERS’ EQUITY

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

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In 2006, the shareholders approved and the Company adopted the Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan (“2006 SIP”). The 2006 SIP, as subsequently amended, provides for a maximum of 3,000,000 common shares of the Company to be issued as option grants or restricted shares. A Committee of the Board of Directors determines award amounts, option prices, vesting periods, and restrictions, subject to the provisions of the 2006 SIP. All grants expire in ten years. All employees, outside directors and independent contractors of the Company are eligible to receive option and restricted stock awards at the discretion of the Committee.

Stock Options

A summary of our stock option activity for the year ended December 31, 2010 is as follows (in thousands, except price per share and weighted-average exercise price):

	Number of Options	Price Per Share	Weighted - Average Exercise Price
Outstanding at December 31, 2009	943	$3.56 – 17.64	$7.85
Granted	—	—	—
Exercised	(415)	3.56 – 17.64	8.68
Forfeited or expired	(62)	4.63 – 13.30	12.35

Outstanding at December 31, 2010	466	$3.56 – 14.21	$6.51

Exercisable at December 31, 2010	466	$3.56 – 14.21	$6.51

The aggregate intrinsic value of exercisable stock options at December 31, 2010 and 2009 was approximately $18.6 million and $27.0 million, respectively, with a weighted average remaining life of 1.5 years at December 31, 2010. The total intrinsic value of stock options exercised during the years ended December 31, 2010, 2009 and 2008 was $13.0 million, $9.1 million and $15.4 million, respectively.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards

A summary of our restricted share activity for the year ended December 31, 2010 is as follows (in thousands, except for weighted average fair value per share):

	Shares	Weighted Average Fair Value Per Share
Non-vested shares outstanding at December 31, 2009	640	$25.08
Granted	322	38.96
Vested	(214)	25.82
Forfeited or expired	(98)	26.35

Non-vested shares outstanding at December 31, 2010	650	$31.52

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of December 31, 2010 and 2009, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $15.2 million and $12.0 million, respectively, with a weighted average period over which it is expected to be recognized of 2.8 years.

Employee Stock Purchase Plan

Our employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory under the provisions of the FASB’s stock compensation guidance and therefore no portion of the costs related to ESPP purchases are included in our stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008.

Common Stock Warrants

Pursuant to our acquisition of inPharmative on August 25, 2010 (see Note 11), we issued 100,000 common stock warrants. These warrants, which expire on August 25, 2013, have an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at December 31, 2010. The key assumptions used by us in valuing these warrants were:

Expected volatility	40%
Expected dividend yield	0%
Risk-free interest rate	0.77%
Expected term	3 years

Pursuant to an acquisition in 2004, we issued common stock warrants of 55,000, 100,000 and 100,000, effective July 2007, 2006 and 2005, respectively, at an exercise price of $15.45 per share. These 255,000 common stock warrants remain issued and outstanding at December 31, 2010.

Treasury Stock

Recipients of restricted stock awards are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. For the years ended December 31, 2010, 2009 and 2008, 67,000, 46,000 and 70,000 shares, respectively, were used for this purpose at a value of approximately $2.6 million, $1.0 million and $1.8 million, respectively.

11.	BUSINESS COMBINATIONS

Effective January 1, 2009, we implemented the FASB’s revised authoritative guidance for business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any controlling interest in the acquiree at the acquisition date fair value. The revised guidance significantly changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition contingencies and transaction costs. In addition, any changes in an acquired entity’s deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. The guidance also included a substantial number of new disclosure requirements. The adoption of this revised guidance did not have a material impact on our consolidated financial statements. However, any future effects of this guidance on our consolidated financial statements will depend upon the terms and size of future business acquisitions.

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

Total consideration for the acquisition of FutureScripts consisted of cash payments of $225.5 million. The purchase price was funded from our cash on hand. We incurred approximately $1.5 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2010.

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

The following table summarizes the consideration transferred to acquire FutureScripts and the preliminary amounts of identified assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of FutureScripts operations are included in our consolidated financial statements since the date of acquisition. Amounts are in thousands.

At Sept. 13, 2010
Fair value of consideration:
Cash	$225,488

Total consideration	225,488

Preliminary valuation of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	1,986
Current assets (primarily accounts receivable and rebates receivable)	66,751
Intangible assets	110,000
Property, plant and equipment	160
Liabilities assumed (primarily trade payable and rebates payable)	(64,637)

Total identified net assets	114,260

Goodwill	$111,228

Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of FutureScripts.

The acquired business contributed revenue of $247.2 million and net income of $0.9 million to us for the period from September 13, 2010 to December 31, 2010. The following table sets forth certain unaudited pro forma financial data assuming the acquisition of FutureScripts had been completed as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations if the transaction had been in effect as of the beginning of the periods presented, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the year ended December 31,
	2010	2009
	(Unaudited)
Revenue	$4,391,306	$3,792,064
Net income	$79,599	$64,473
Net income per share, basic	$1.82	$1.49
Net income per share, diluted	$1.79	$1.47
Weighted average shares, basic	43,855	43,128
Weighted average shares, diluted	44,536	43,942

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

We incurred approximately $0.4 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2010.

The purchase price of inPharmative was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $12.6 million, customer relationships of $3.2 million with an estimated useful life of 12 years, technology software of $0.7 million with an estimated useful life of 3 years, and trade name intangibles of $0.5 million with an estimated useful life of 20 years. Goodwill related to this acquisition is deductible for tax purposes.

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

At August 25, 2010
Fair value of consideration transferred:
Cash	$16,500
Warrants	988

Total consideration	17,488

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	120
Current assets (primarily accounts receivable)	944
Intangible assets	4,342
Property, plant and equipment	217
Liabilities assumed (primarily accrued expenses)	(744)

Total identified net assets	4,879

Goodwill	$12,609

Acquisition of Total Script, LLC

On July 16, 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small to mid-sized employer group markets. Consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. We incurred approximately $0.2 million of acquisition-related costs, which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2009. Additionally, the purchase agreement includes contingent consideration payable over a

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

three-year period based on the achievement of certain milestones and on net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million, based on the achievement of certain milestones and net new business acquired. Additionally, during 2010 and 2009, there were decreases of $1.1 million and $0.1 million, respectively, in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The adjustments of the fair value of recognized amounts for contingent consideration were included in selling, general and administrative expenses in our consolidated statement of operations.

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

Revenue and expenses since acquisition and unaudited pro forma financial information have not been included because of the immateriality of the Total Script business combination.

Other acquisitions

To support our geographic expansion and growth, we have periodically completed various insignificant business acquisitions to secure local operating assets, new pharmacy network contracts and local market executive offices. None of these transactions has had any significant impact on our reported revenues, assets or results of operations.

12.	LEASE COMMITMENTS

The Company maintains non-cancelable lease agreements for office space in its 16 main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The future minimum payments due under non-cancelable leases are as follows (in thousands):

2011	$5,751
2012	4,923
2013	4,886
2014	4,755
2015	4,921
Thereafter	31,128

$56,364

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $5.6 million, $5.6 million and $5.1 million, respectively.

13.	COMMITMENTS AND CONTINGENCIES

In connection with First Rx Specialty and Mail Services, LLC, an entity that we formed in December 2008, we received $7.0 million in cash in December 2008 and $1.0 million in cash in the first quarter of 2009. We have considered the accounting for the arrangement and recorded a liability in our consolidated balance sheet. As a part of this arrangement, we are also recognizing expense, of which approximately $0.3 million was recognized during each of the years ended December 31, 2010 and 2009, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013. This obligation is included in other current liabilities in our consolidated balance sheet at December 31, 2010, because of unilateral contract termination rights exercisable beginning on December 1, 2011 and may require the Company to satisfy the obligation on demand.

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

We offer a 401(k) Savings Plan (the “Plan”) to all Company employees, subject to certain service requirements. The Company matches the first $1,000 of the employee’s contribution to the Plan and 50% thereafter, up to a discretionary pre-defined limit, on the first ten percent of the employee’s pre-tax deferral subject to statutory limits. The Company’s matching contribution vests ratably over 5 years for each employee. For the years ended December 31, 2010, 2009, and 2008, we incurred expense of $1.2 million, $1.0 million, and $0.8 million respectively, under the Plan.

16.	RELATED PARTY TRANSACTIONS

In September 2007, the Company expanded its corporate offices in Rockville, Maryland by assuming 34,382 square feet of finished office space on the third floor of 800 King Farm Boulevard from two companies owned by Thomas L. Blair. In these transactions the Company assumed one prime lease for 17,487 square feet of space and assumed a second prime lease for another 16,895 square feet. In the second transaction, the Company contemporaneously subleased 6,932 square feet of finished office space it held on the first floor of 800 King Farm Boulevard back to the companies owned by Mr. Blair. The transactions allowed the Company to consolidate operations on two contiguous floors and reflected only the assumption of actual occupancy costs. In September

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2010, due to continued expansion of the corporate offices, the Company assumed 500 square feet of its previously subleased space on the first floor. The rent charged by the Company under the sublease is the Company’s actual rent obligation for the space amounting to $245,000, $239,000 and $233,000 in 2010, 2009 and 2008, respectively.

In November 2008, the Company continued its expansion of corporate offices in Rockville, Maryland by assuming an additional 3,032 square feet of finished office space from Mr. Blair on the third floor of 800 King Farm Boulevard. The Company’s rent obligation for this space amounted to approximately $98,000, $95,000 and $8,000 in 2010, 2009 and 2008, respectively.

Mr. Blair was a member of the Company’s Board of Directors at the time of these transactions and until December 31, 2008, at which time he retired, as disclosed in the Company’s Form 8-K filed on December 3, 2008. Mr. Blair is also the father of David T. Blair, the Company’s Chief Executive Officer.

17.	SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 Quarterly Operating Results (1)
Revenue (excludes member co-payments of $254,203, $231,174, $251,412, and $288,517 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2010)	$832,312	$890,107	$925,056	$1,116,617
Gross profit	50,647	55,724	61,743	66,135
Operating income	28,438	31,641	35,004	37,421
Income before income taxes	28,281	31,524	34,413	36,196
Net income	17,421	19,479	21,505	22,552
Net income per common share, basic	$0.40	$0.44	$0.49	$0.51
Net income per common share, diluted	$0.39	$0.44	$0.48	$0.51

2009 Quarterly Operating Results
Revenue (excludes member co-payments of $202,425, $189,878, $206,441, and $211,832 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2009)	$703,272	$717,629	$725,579	$747,900
Gross profit	41,130	45,135	48,967	50,532
Operating income	21,811	25,873	27,865	29,179
Income before income taxes	22,004	26,033	27,855	29,058
Net income	13,818	16,157	17,230	17,960
Net income per common share, basic	$0.32	$0.38	$0.40	$0.41
Net income per common share, diluted	$0.32	$0.37	$0.39	$0.41

(1)	- Includes the acquisition of FutureScripts effective September 13, 2010.

18.	SUBSEQUENT EVENT

On January 25, 2011, we acquired NLBP, LLC, an Arizona limited liability company which has developed an electronic clinical messaging platform, for $4.2 million in cash.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CATALYST HEALTH SOLUTIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance Beginning of Period	Additions/ (Reductions) Charged to Costs and Expense	Additions/ (Reductions) Due to Acquisitions	Deductions	Balance End of Period
Deduction from asset account:
Allowance for accounts receivable:
Year ended December 31, 2010	$1,533	$1,430	$—	$(364)	$2,599
Year ended December 31, 2009	1,064	811	18	(360)	1,533
Year ended December 31, 2008	825	122	243	(126)	1,064

Allowance for rebates receivable:
Year ended December 31, 2010	$998	$342	$37	$—	$1,377
Year ended December 31, 2009	404	583	11	—	998
Year ended December 31, 2008	218	79	107	—	404

S-1