Form 10-Q
period 2011-03-31
CATALYST HEALTH SOLUTIONS, INC.
filed 2011-05-06
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011 there were 49,762,704 shares outstanding of the registrant’s $0.01 par value common stock.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

First Quarter 2011 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM  1. Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$182,873	$157,843
Accounts receivable, net of allowances of $2,698 and $2,599 at March 31, 2011 and December 31, 2010, respectively	241,152	205,538
Rebates receivable, net of allowances of $166 and $1,377 at March 31, 2011 and December 31, 2010, respectively	171,208	162,395
Inventory, net of allowances of $121 and $46 at March 31, 2011 and December 31, 2010, respectively	3,126	3,405
Income taxes receivable	—	3,415
Deferred income taxes	1,240	1,657
Other current assets	15,223	11,682

Total current assets	614,822	545,935
Property and equipment, net of accumulated depreciation of $19,423 and $17,485 at March 31, 2011 and December 31, 2010, respectively	32,071	30,759
Goodwill	416,414	396,995
Intangible assets, net	144,777	158,871
Investments, net	3,327	889
Other assets	8,004	8,587

Total assets	$1,219,415	$1,142,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$226,948	$187,401
Rebates payable	179,780	177,346
Accrued expenses and other current liabilities	71,188	64,942
Income taxes payable	4,161	—
Current maturities of long-term debt	7,500	7,500

Total current liabilities	489,577	437,189
Long-term debt	138,750	140,625
Deferred rent expense	2,335	2,440
Deferred income taxes	20,971	18,694
Other liabilities	6,897	4,965

Total liabilities	658,530	603,913

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 45,251 and 44,980 shares issued at March 31, 2011 and December 31, 2010, respectively	453	450
Additional paid-in capital	244,440	239,699
Treasury stock, at cost, 321 shares and 271 shares at March 31, 2011 and December 31, 2010, respectively	(10,069)	(7,791)
Accumulated other comprehensive loss	(30)	(30)
Retained earnings	326,091	305,795

Total stockholders’ equity	560,885	538,123

Total liabilities and stockholders’ equity	$1,219,415	$1,142,036

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2011	2010
Revenue (excludes member co-payments of $320,909 and $254,203 for the three months ended March 31, 2011 and 2010, respectively)	$1,121,733	$832,312

Direct expenses	1,060,144	781,665
Selling, general and administrative expenses	27,518	22,209

Total operating expenses	1,087,662	803,874

Operating income	34,071	28,438
Interest and other income	65	71
Interest expense	(1,188)	(228)

Income before income taxes	32,948	28,281
Income tax expense	12,652	10,860

Net income	$20,296	$17,421

Net income per share, basic	$0.46	$0.40
Net income per share, diluted	$0.45	$0.39
Weighted average shares of common stock outstanding, basic	44,152	43,622
Weighted average shares of common stock outstanding, diluted	44,724	44,415

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$20,296	$17,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,959	1,366
Amortization of intangible and other assets	3,983	1,747
Allowances on receivables	(925)	626
Deferred income taxes	2,694	968
Equity based compensation charges	2,240	1,686
Other non-cash income, net	(1,343)	(229)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(35,374)	(51,306)
Rebates receivable	(11,769)	(10,194)
Income taxes payable	7,577	6,847
Inventory, net	279	(1,461)
Other assets	(2,869)	(3,003)
Accounts payable	39,547	6,209
Rebates payable	9,676	19,910
Accrued expenses and other liabilities	365	1,992

Net cash provided by (used in) operating activities	36,336	(7,421)

Cash flows from investing activities:
Purchases of property and equipment	(3,270)	(2,457)
Business acquisitions and related payments, net of cash acquired	(4,940)	—
Sales of investments	—	125
Other investing activities	(1,438)	—

Net cash used in investing activities	(9,648)	(2,332)

Cash flows from financing activities:
Repayments of term loan	(1,875)	—
Deferred financing costs	(8)	(40)
Proceeds from exercise of stock options	431	1,279
Excess tax benefits due to option exercises and restricted stock vesting	1,964	3,123
Proceeds from shares issued under employee stock purchase plan	108	77
Purchases of treasury stock	(2,278)	(2,000)

Net cash (used in) provided by financing activities	(1,658)	2,439

Net increase (decrease) in cash and cash equivalents	25,030	(7,314)
Cash and cash equivalents at the beginning of period	157,843	152,055

Cash and cash equivalents at the end of period	$182,873	$144,741

Supplemental disclosure:
Cash paid for interest	$897	$96
Cash paid (refunded) for taxes	$417	$(79)

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2011	2010
Comprehensive income:
Net income	$20,296	$17,421
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	—	—

Total comprehensive income	$20,296	$17,421

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc., a Delaware corporation (the “Company,” “our,” “we” or “us”), in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations, statements of cash flows and statements of comprehensive income for the periods presented. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.

Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The Company refines its estimates each period based on actual collection and payment experience. For the three months ended March 31, 2011, no adjustments were made to the rebate receivable estimates from prior periods. For the three months ended March 31, 2010, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $2.1 million, or approximately 0.2% of direct expenses. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended March 31, 2011 and 2010, adjustments made to the rebate payable estimates from prior periods increased revenue by approximately $0.4 million and $1.3 million, respectively, or approximately 0.1% and 0.2% of revenue, respectively.

Certain reclassifications in the statements of cash flows were made to the prior year amounts to conform to the current year presentation. These changes have no impact on our previously reported subtotals or totals.

2.	NEW ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (“FASB”) issued a final Accounting Standards Update (“ASU”) that sets forth revised goodwill impairment guidance for reporting units that have a zero or negative carrying amount. For these reporting units, the FASB concluded that step 2 of the test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. For public entities, this new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, which for us meant the beginning of our 2011 fiscal year. The adoption of this guidance did not have an impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued a final ASU that sets forth additional requirements regarding disclosures of fair value measurements. The ASU requires, among other things, the gross presentation of activity within the Level 3 fair value measurement roll forward. The requirement for these new disclosures is effective for interim and annual periods beginning after December 15, 2010, which for us means our first quarterly period ending on March 31, 2011. The adoption of the new disclosure guidance did not have an impact on our financial position, results of operations or cash flows.

3.	FAIR VALUE MEASUREMENTS

Summary of Financial Assets Measured on a Recurring Basis

The following tables detail the fair value measurements of our financial assets measured on a recurring basis as of March 31, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$144,240	$144,240	$—	$—
Available for sale investments: Auction rate securities	577	—	—	577

Total assets measured at fair value	$144,817	$144,240	$—	$577

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$144,587	$144,587	$—	$—
Available for sale investments: Auction rate securities	577	—	—	577

Total assets measured at fair value	$145,164	$144,587	$—	$577

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	For the three months ended March 31,
	2011	2010
Beginning Balance	$577	$11,343
Redemptions and sales during the period	—	(125)
Changes in unrealized gain (loss) included in accumulated other comprehensive income	—	—

Ending Balance	$577	$11,218

Investments

The following is a summary of our investments (in thousands):

As of March 31, 2011:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Other long-term investments	2,750	—	—	2,750

Total investments	$3,327	$—	$48	$3,375

As of December 31, 2010:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Other long-term investments	312	—	—	312

Total investments	$889	$—	$48	$937

Auction rate securities

We currently have remaining $0.6 million at par value in investments related to our auction rate securities (“ARS”). Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are therefore classified as non-current on our balance sheet. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period. Based on the results of these assessments, in 2010 we recorded a temporary impairment charge in accumulated other comprehensive income of $48 thousand to reduce the value of our ARS classified as available-for-sale securities.

Other long-term investments

Other long-term investments represent our investments in non-controlled companies and are recorded at cost. These amounts are written down to their estimated recoverable value if there is evidence of a decline in value, which is other than temporary.

Summary of Contractual Maturities

The contractual maturities of our available-for-sale ARS securities at March 31, 2011 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	625	577

Total	$625	$577

Fair Value of Financial Liabilities

The carrying amount of our term loan under our senior credit facilities approximates fair value as of March 31, 2011. We estimate fair market value for this liability based on the market value.

4.	BUSINESS COMBINATIONS

Pending Acquisition of Walgreens Health Initiative, Inc.

On March 9, 2011, we announced that we entered into a definitive agreement with Walgreen Co. (“Walgreens”) to acquire Walgreens’ PBM subsidiary, Walgreens Health Initiatives, Inc. (“WHI”), for aggregate consideration of $525.0 million in cash (the “Acquisition”). The purchase price may be decreased, both before and after the closing, based on certain indebtedness of WHI and may be increased or decreased after the closing based on the net working capital of WHI. For the three months ended March 31, 2011, we incurred $1.5 million of transaction related costs, which were included in selling, general and administrative expenses in our consolidated statement of operations.

WHI is a full service PBM providing comprehensive pharmacy benefit management services to employer groups, health plans, individual consumers and Medicare clients nationwide. We believe that the Acquisition will add significant volume, which will improve our purchasing economics and benefit us, our clients and their members. In 2010, WHI processed approximately 88 million prescriptions and covered approximately 11 million lives. Through this Acquisition, we believe we will also gain key strategic assets, including advanced clinical applications and service offerings, enhanced informatics and reporting technologies, complementary operating capabilities, including a leading Medicare Part D platform, and a capable and experienced management team. We believe these strategic assets will improve our competitive position, enable us to attract and win new customers and open up additional market opportunities through new services offerings. At the closing of the Acquisition, we will also enter into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as a 10-year agreement to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members.

The Acquisition is subject to a number of customary closing conditions and other regulatory approvals that we expect will occur in the second quarter of 2011. We plan to finance the Acquisition through a combination of proceeds raised through our public stock offering, amounts available under our credit facility and available cash (See Note 12 – Subsequent Events).

Acquisition of NLBP, LLC

On January 25, 2011, we acquired NLBP, LLC, an Arizona limited liability company which has developed an electronic clinical messaging platform, for $4.2 million in cash plus a $2.0 million holdback payment due on July 1, 2011.

The purchase price of NLBP was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $4.5 million, trade name intangibles of $0.2 million with an estimated useful life of 20 years, non-compete agreements of $0.6 million with an estimated life of 3 years, and acquired technology of $0.9 million with an estimated useful life of 5 years.

The acquisition was accounted for as a purchase, and accordingly, the results of NLBP operations are included in our consolidated financial statements since the date of acquisition. Goodwill related to this acquisition is deductible for tax purposes. Revenue and expenses since acquisition and unaudited pro forma financial information have not been included herein because of the immateriality of the NLBP business combination.

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

Total consideration for the acquisition of FutureScripts consisted of cash payments of $225.5 million. The purchase price of FutureScripts was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The purchase price was funded from our cash on hand. We also incurred $1.5 million of acquisition related costs, which were included in selling, general and administrative expenses in our consolidating statement of operations for the year ended December 31, 2010.

At December 31, 2010, we had provisionally estimated fair values for the assets acquired and liabilities assumed at the date of acquisition. The amounts reported were considered provisional as we were completing the valuation work required to allocate the purchase price. At March 31, 2011, we have completed the analysis and consider purchase accounting to be final and we have recast previously presented information below as if all adjustments to purchase price allocation had occurred at September 13, 2010, the date of acquisition. (Amounts are in thousands).

Fair value of consideration:	At Sept. 13, 2010
Cash	$225,488

Total cash consideration	$225,488

Recognized amounts of assets acquired and liabilities assumed:	Provisional Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments	Amounts Recognized at Acquisition Date
Cash and cash equivalents	$1,986	$—	$1,986
Current assets (primarily accounts receivable and rebates receivable) (b)	66,751	(2,300)	64,451
Property, plant and equipment	160		160
Intangible assets (b)	110,000	(12,448)	97,552
Goodwill	111,228	14,890	126,118
Liabilities assumed (primarily trade payable and rebates payable) (b)	(64,637)	(142)	(64,779)

Total net assets acquired	$225,488	$—	$225,488

(a)	As previously reported in our 2010 Annual Report on Form 10-K.
(b)	These measurement period adjustments were recorded to reflect changes in the estimated fair value of the associated assets and liabilities and better reflect market participant assumptions about the facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from events after the acquisition date. We have not recast the acquisition adjustments to the 2010 consolidated financial statements as we do not consider them to be material.

Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $126.1 million, trade name intangibles of $16.2 million with an estimated useful life of 20 years, and customer contract intangibles of $81.4 million with an estimated useful life of 10 years. Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of FutureScripts.

The acquisition was accounted for as a purchase, and accordingly, the results of FutureScripts operations are included in our consolidated financial statements since the date of acquisition. The acquired business contributed revenue of $247.2 million and net income of $0.9 million to us for the period from September 13, 2010 to December 31, 2010.

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of FutureScripts had been completed as of the beginning of the period presented, after giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations if the transaction had been in effect as of the beginning of the period presented, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

For the three months ended March 31, 2010
Revenue	$1,055,997
Net income	$17,756
Net income per share, basic	$0.41
Net income per share, diluted	$0.40
Weighted average shares, basic	43,622
Weighted average shares, diluted	44,415

Acquisition of inPharmative, Inc.

On August 25, 2010, we acquired inPharmative, Inc. for a cash payment of $16.5 million and 100,000 common stock warrants valued at approximately $1.0 million using the Black-Scholes option pricing model. In March 2011, we paid an additional $0.7 million as required for certain closing date net working capital adjustments. inPharmative, which is based in Kansas City, MO, is a provider of rebate administration technology tools to PBMs, health plans, state Medicaid programs and group purchasing organizations.

We incurred approximately $0.4 million of acquisition-related costs, which were included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2010.

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

The following table summarizes the final consideration transferred to acquire inPharmative and the amounts of identified assets acquired and liabilities assumed at the date of acquisition. Amounts are in thousands.

At August 25, 2010
Fair value of consideration transferred:
Cash	$17,240
Warrants	988

Total consideration	18,228

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash	120
Current assets (primarily accounts receivable)	966
Intangible assets	4,342
Property, plant and equipment	217
Liabilities assumed (primarily accrued expenses)	(26)

Total identified net assets	5,619

Goodwill	$12,609

Acquisition of Total Script, LLC

In July 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million, based on the achievement of certain milestones and net new business acquired. During 2010, there were decreases of $1.1 million in the fair value of recognized amounts for the contingent consideration. Additionally, during the three months ended March 31, 2011, there were decreases of $1.4 million in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The adjustments to the fair value of recognized amounts for contingent consideration were included in selling, general and administrative expenses in the consolidated statements of operation for the respective periods.

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2011 are as follows (in thousands):

2011
Balance as of January 1, 2011	$396,995
Net adjustments to goodwill related to FutureScripts acquisitions	14,890
Goodwill acquired in current acquisitions	4,529

Balance as of March 31, 2011	$416,414

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2010 and concluded that no impairment of goodwill existed.

The following table sets forth the components of our intangible assets (in thousands):

	March 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$150,163	$(24,993)	$125,170	$158,754	$(22,071)	$136,683
Non-compete agreements	570	(32)	538	155	(155)	—
Trade names	18,199	(1,609)	16,590	21,856	(1,358)	20,854
Developed technology	2,248	(533)	1,715	1,348	(411)	937
Other PBM contracts	1,827	(1,063)	764	7,036	(6,283)	753

Total intangible assets	$173,007	$(28,230)	$144,777	$189,149	$(30,278)	$158,871

The weighted average amortization period of our intangible assets subject to amortization is 11.3 years. Customer relationships intangibles represent the estimated fair value of customer relationships at the dates of acquisition and are amortized from 5 years to 20 years. The estimated fair values are based on income-method valuation calculations. Non-compete agreements, trade names and developed technology intangibles are subject to amortization from 2 years to 20 years. The other PBM contracts class of intangibles allows us to provide PBM services, and is amortized over the expected period of future cash flow, based on management’s best estimate, which range from 5 months to 20 years.

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the three months ended March 31, 2011 or 2010.

In accordance with applicable accounting guidance, acquisition-related intangible amortization expense of $1.8 million for a customer contract related to a PBM agreement has been included as an offset to revenue for the three months ended March 31, 2011.

The following table sets forth the estimated aggregate amortization expense of our existing intangible assets for each of the five succeeding years (in thousands):

Year ended December 31,
2011 (remaining)	$12,260
2012	15,319
2013	14,773
2014	13,705
2015	13,681

6.	FINANCING

The following table sets forth the components of our long-term debt (in thousands):

March 31, 2011
Senior secured term loan facility due August 4, 2015 with an average interest rate of 2.00% at March 31, 2011	$146,250
Revolving credit facility due August 4, 2015	—

Total debt	146,250
Less current maturities	(7,500)

Long-term debt	$138,750

On April 14, 2011, we amended and restated our existing senior credit facilities which were originally entered into on August 4, 2010 consisting of a revolving credit facility and term loan facility. The original term loan facility had a principal amount of $150.0 million and remains unchanged subsequent to the amendment. The original revolving credit facility had a principal amount of $200.0 million and was subsequently amended to $400.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our amended credit agreement, pursuant to the terms of a separate guarantee and collateral agreement. There was no outstanding balance under the revolving credit facility at March 31, 2011.

The term loan facility amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, with such payments having commenced on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount.

Our borrowings under our amended senior credit facilities bear interest at a rate equal to the applicable margin plus, at our option, either: (i) a base rate determined by reference to the higher of (a) the rate announced by the Administrative Agent as its prime rate, (b) the federal funds rate plus 0.5%, and (c) the Adjusted LIBO Rate determined on a daily basis for an interest period of one month, plus 1.0% per annum; or (ii) a LIBO Rate on deposits in U.S. dollars for one-, two-, three- or six-month periods. The applicable margin on loans under our new senior credit facilities is 2.0% for LIBO Rates loans and 1.0% for base rate loans. The applicable margin is subject to change depending on our total senior secured leverage ratio. We also pay the lenders a commitment fee on the unused commitments under our revolving credit facility, which is payable quarterly in arrears. The commitment fee is subject to change depending on our leverage ratio.

Our amended senior credit facilities contain negative and affirmative covenants affecting us and our existing and future subsidiaries, with certain exceptions set forth in our amended credit agreement. Negative covenants and restrictions include: restrictions on liens, debt, dividends and other restricted payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, investments, loans, advances, restrictive agreements with subsidiaries, speculative hedging agreements and a leverage ratio of consolidated total debt to consolidated EBITDA. At March 31, 2011, we were in compliance with all covenants associated with our credit facilities.

At March 31, 2011, net deferred financing costs of $3.6 million related to the issuance of the credit facilities are being amortized over an average weighted period of 4.3 years and are reflected in other assets in the accompanying consolidated balance sheet.

7.	STOCKHOLDERS’ EQUITY

Stock Options

A summary of our stock option activity for the three months ended March 31, 2011 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	466	$6.51
Granted	—	—
Exercised	(65)	6.62
Forfeited or expired	—	—

Outstanding at March 31, 2011	401	$6.50

Exercisable at March 31, 2011	401	$6.50

The aggregate intrinsic value of exercisable stock options at March 31, 2011 was approximately $19.8 million with a weighted average remaining life of 1.3 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2011 and 2010 was approximately $2.5 million and $6.2 million, respectively.

Restricted Stock Awards

A summary of our restricted share activity for the three months ended March 31, 2011 is as follows (in thousands, except for weighted-average fair value per share):

	Shares	Weighted- Average Fair Value Per Share
Non-vested shares outstanding at December 31, 2010	650	$31.52
Granted	202	44.91
Vested	(156)	28.87
Forfeited	(1)	33.25

Non-vested shares outstanding at March 31, 2011	695	$36.01

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of March 31, 2011, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $22.8 million with a weighted average period over which it is expected to be recognized of 3.1 years.

Common Stock Warrants

Pursuant to an acquisition in 2010, we issued 100,000 common stock warrants. These warrants, which expire on August 25, 2013, had an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at March 31, 2011.

Pursuant to an acquisition in 2004, we issued common stock warrants of 55,000, 100,000 and 100,000, effective in 2007, 2006 and 2005, respectively, at an exercise price of $15.45 per share and were valued in total at approximately $2.5 million using the Black-Scholes equity-pricing model. These 255,000 common stock warrants remain issued and outstanding at March 31, 2011.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 50,300 shares were purchased at a cost of approximately $2.3 million for the three months ended March 31, 2011.

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory and therefore no portion of the costs related to ESPP purchases is included in our stock-based compensation expense for the three months ended March 31, 2011 and 2010.

8.	INCOME TAXES

The effective income tax rate was 38.4% during each of the three months ended March 31, 2011 and 2010. This rate represents the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2011	2010
Net income available to common stockholders	$20,296	$17,421

Calculation of shares:
Weighted average common shares outstanding, basic	44,152	43,622
Dilutive effect of stock options, restricted stock awards and warrants	572	793

Weighted average common shares outstanding, diluted	44,724	44,415

Net income per common share, basic	$0.46	$0.40

Net income per common share, diluted	$0.45	$0.39

During the three months ended March 31, 2011 and 2010, all options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

In connection with First Rx Specialty and Mail Services, LLC, an entity that we formed in December 2008, we received $7.0 million in cash in December 2008 and $1.0 million in cash in the first quarter of 2009. We have considered the accounting for the arrangement and recorded a liability in our consolidated balance sheet. As a part of this arrangement, we are also recognizing expense, of which approximately $0.1 million was recognized during each of the three months ended March 31, 2011 and 2010, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. We have a contractual obligation to redeem the total amount in cash in the year 2013. This obligation is included in other current liabilities in our consolidated balance sheet because of unilateral contract termination rights exercisable beginning on December 1, 2011 and may require the Company to satisfy the obligation on demand.

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

12.	SUBSEQUENT EVENTS

On April 7, 2011, we priced our public equity offering of 5,500,000 shares of our common stock, par value $0.01 per share, of which 4,500,000 shares were sold by the Company and 1,000,000 shares were sold by one of our stockholders, Principal Holding Company, LLC (“Principal”), at a public offering price of $53.00 per share. Additionally, our underwriters were granted an option to purchase up to an additional 825,000 shares of our common stock from Principal, which they elected to do on April 8, 2011. Total proceeds to the Company, net of underwriting fees, were $227.8 million.

On April 14, 2011, we amended and restated our existing senior credit facilities consisting of a revolving credit facility and term loan facility, which were originally entered into on August 4, 2010. The material differences between the original credit agreement and the restated credit agreement include the following: (i) an increase in availability under the revolving credit facility from $200.0 million to $400.0 million; and (ii) an increase in the aggregate dollar limits on our ability to incur certain liens, make certain investments, and make certain restricted payments. The financial covenants in the original credit agreement remained unchanged in the restated credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q may contain certain forward-looking statements, including without limitation, statements concerning Catalyst Health Solutions, Inc.’s (the “Company,” “our,” “we” or “us”) operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on Catalyst Health Solutions, Inc.’s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, particularly under Item 1A, “Risk Factors,” and in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy, including due to changes in our industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, in our Annual Report on Form 10-K and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

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

We provide our clients access to a contracted, non-exclusive national network of approximately 64,000 pharmacies. Our primary business is to provide our clients and their members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, including applicable claims processing fees, and make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates.

Pharmacy benefit claims payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed. When we administer pharmacy reimbursement contracts and do not substantively assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue.

For the three months ended March 31, 2011, our revenue increased by approximately 35% to $1.1 billion from $0.8 billion for the same period in 2010. Our increase in revenue in 2011 is primarily due to our initiation of services with several new PBM clients, as well as our acquisitions of FutureScripts and inPharmative which contributed revenue of $193.7 million. Also, for the three months ended March 31, 2011, in accordance with accounting guidance, acquisition related intangible amortization expense of $1.8 million for a customer contract related to a PBM agreement has been included as an offset to revenue. Total claims processed increased to 20.8 million for the three months ended March 31, 2011, from 16.1 million during the same period in 2010. For the three months ended March 31, 2011, our revenue per claims processed increased by approximately 4.6%, when compared to the same period in 2010. The increase in revenue per claims processed in 2011 was primarily caused by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended March 31, 2011 and 2010, adjustments made to the rebate payable estimates from prior periods increased revenue by approximately $0.4 million and $1.3 million, respectively, or approximately 0.1% and 0.2% of revenue, respectively.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $320.9 million and $254.2 million for the three months ended March 31, 2011 and 2010, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended March 31,
	2011	2010
Reported revenue	$1,121.7	$832.3
Member co-payments	320.9	254.2

Total	$1,442.6	$1,086.5

Reported direct expenses	$1,087.7	$781.7
Member co-payments	320.9	254.2

Total	$1,408.6	$1,035.9

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

Pending Acquisition of Walgreens Health Initiative, Inc.

On March 9, 2011, we announced that we entered into a definitive agreement with Walgreen Co. (“Walgreens”) to acquire Walgreens’ PBM subsidiary, Walgreens Health Initiatives, Inc. (“WHI”), for aggregate consideration of $525.0 million in cash (the “Acquisition”). The purchase price may be decreased, both before and after the closing, based on certain indebtedness of WHI and may be increased or decreased after the closing based on the net working capital of WHI. For the three months ended March 31, 2011, we incurred $1.5 million of transaction related costs, which were included in selling, general and administrative expenses in our consolidated statement of operations.

WHI is a full service PBM providing comprehensive pharmacy benefit management services to employer groups, health plans, individual consumers and Medicare clients nationwide. We believe that the Acquisition will add significant volume, which will improve our purchasing economics and benefit us, our clients and their members. In 2010, WHI processed approximately 88 million prescriptions and covered approximately 11 million lives. Through this Acquisition, we believe we will also gain key strategic assets, including advanced clinical applications and service offerings, enhanced informatics and reporting technologies, complementary operating capabilities, including a leading Medicare Part D platform, and a capable and experienced management team. We believe these strategic assets will improve our competitive position, enable us to attract and win new customers and open up additional market opportunities through new services offerings. At the closing of the Acquisition, we will also enter into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as a 10-year agreement to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members.

The Acquisition is subject to a number of customary closing conditions and other regulatory approvals that we expect will occur in the second quarter of 2011. We plan to finance the Acquisition through a combination of proceeds raised through a public stock offering, amounts available under our credit facility and available cash.

Acquisition of NLBP, LLC

On January 25, 2011, we acquired NLBP, LLC, an Arizona limited liability company which has developed an electronic clinical messaging platform, for $4.2 million in cash plus a $2.0 million holdback payment due on July 1, 2011.

The purchase price of NLBP was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $4.5 million, trade name intangibles of $0.2 million with an estimated useful life of 20 years, non-compete agreements of $0.6 million with an estimated life of 3 years, and acquired technology of $0.9 million with an estimated useful life of 5 years.

The acquisition was accounted for as a purchase, and accordingly, the results of NLBP operations are included in our consolidated financial statements since the date of acquisition. Goodwill related to this acquisition is deductible for tax purposes.

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

Total consideration for the acquisition of FutureScripts consisted of cash payments of $225.5 million. The purchase price of FutureScripts was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The purchase price was funded from our cash on hand. We also incurred $1.5 million of acquisition related costs, which were included in selling, general and administrative expenses in our consolidating statement of operations for the year ended December 31, 2010.

Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $126.1 million, trade name intangibles of $16.2 million with an estimated useful life of 20 years, and customer contract intangibles of $81.4 million with an estimated useful life of 10 years. Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of FutureScripts.

The acquisition was accounted for as a purchase, and accordingly, the results of FutureScripts operations are included in our consolidated financial statements since the date of acquisition. The acquired business contributed revenue of $247.2 million and net income of $0.9 million to us for the period from September 13, 2010 to December 31, 2010.

Acquisition of inPharmative, Inc.

On August 25, 2010, we acquired inPharmative, Inc. for a cash payment of $16.5 million and 100,000 common stock warrants valued at approximately $1.0 million using the Black-Scholes option pricing model. In March 2011, we paid an additional $0.7 million as required for certain closing date net working capital adjustments. inPharmative, which is based in Kansas City, MO, is a provider of rebate administration technology tools to PBMs, health plans, state Medicaid programs and group purchasing organizations.

We incurred approximately $0.4 million of acquisition-related costs, which were included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2010.

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

Acquisition of Total Script, LLC

In July 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million, based on the achievement of certain milestones and net new business acquired. During 2010, there were decreases of $1.1 million in the fair value of recognized amounts for the contingent consideration. Additionally, during the three months ended March 31, 2011, there were decreases of $1.4 million in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The adjustments to the fair value of recognized amounts for contingent consideration were included in selling, general and administrative expenses in the consolidated statements of operation for the respective periods.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue. Revenue from operations for the three months ended March 31, 2011 and 2010 were approximately $1.12 billion and $0.83 billion, respectively. Revenue increased over the comparable period in 2010 by $289.4 million. Our increase in revenue in 2011 is primarily due to our initiation of services with several new PBM clients, as well as our acquisitions of FutureScripts and inPharmative which contributed revenue of $193.7 million. Also, for the three months ended March 31, 2011, in accordance with applicable accounting guidance, acquisition related intangible amortization expense of $1.8 million for a customer contract related to a PBM agreement has been included as an offset to revenue. Total claims processed increased to 20.8 million for the three months ended March 31, 2011, from 16.1 million for the same period in 2010. For the three months ended March 31, 2011, our revenue per claims processed increased by approximately 4.6% when compared to the same period in 2010. The increase in revenue per claims processed for 2011 was primarily due to manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended March 31, 2011 and 2010, adjustments made to the rebate payable estimates from prior periods increased revenue by approximately $0.4 million and $1.3 million, respectively, or less than 0.1% and 0.2% of revenue, respectively.

Direct Expenses. Direct expenses for the three months ended March 31, 2011 and 2010 were approximately $1.06 billion and $0.78 billion, respectively. Direct expenses increased by $278.5 million over the comparable period in 2010, primarily related to the $289.4 million increase in overall revenue. Direct expenses for the three months ended March 31, 2011 and 2010 represented 97.5% and 97.2% of total operating expenses, respectively. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are recorded as a reduction of direct expenses. For the three months ended March 31, 2011, no adjustments were made to rebate receivable estimates from prior periods. For the three months ended March 31, 2010, adjustments made to rebate receivable estimates from prior periods reduced direct expenses by $2.1 million, or approximately 0.2% of direct expenses.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower-cost network pharmacies. Our gross margin increased to $61.6 million for the three months ended March 31, 2011 from $50.6 million for the comparable period in 2010. Gross margin as a percentage of revenue was 5.5% and 6.1% for the three months ended March 31, 2011 and 2010. In 2011, gross margin percentages were reduced primarily by the impact of FutureScripts and the addition of several recent new large client implementations and renewals. The decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the three months ended March 31, 2011, selling, general and administrative expenses increased by approximately $5.3 million over the same period in the prior year to $27.5 million, or 2.5% of operating expenses. For the three months ended March 31, 2010, selling, general and administrative expenses was $22.2 million, or 2.8% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients, as well as incremental selling, general and administrative costs related to the FutureScripts and inPharmative acquisitions. Additionally, for the three months ended March 31, 2011, we incurred $1.5 million of WHI transaction related costs.

Selling, general and administrative expenses of $27.5 million for the three months ended March 31, 2011, consisted of $13.9 million in compensation and benefits, which includes $1.7 million in non-cash compensation, $4.5 million in professional fees, which include transactional related costs, $3.0 million in facility costs, $0.9 million in travel expenses, $1.0 million in insurance and other corporate expenses, $0.5 million in non-employee non-cash compensation expense, $0.2 million in other, which includes $0.3 million in recruitment and temporary help and an offset of $1.4 million for an adjustment to the fair value of contingent consideration, and $3.5 million in depreciation and amortization.

Selling, general and administrative expenses of $22.2 million for the three months ended March 31, 2010, consisted of $11.5 million in compensation and benefits, which includes $1.3 million in non-cash compensation, $2.7 million in professional fees, $2.4 million in facility costs, $1.0 million in travel expenses, $1.1 million in insurance and other corporate expenses, $0.3 million in non-employee non-cash compensation expense, $0.6 million in other, which includes $0.1 million in recruitment and temporary help, and $2.6 million in depreciation and amortization.

Interest and Other Income. Interest and other income was approximately $0.1 million for the three months ended March 31, 2011 and 2010.

Interest Expense. Interest expense increased to $1.2 million for the three months ended March 31, 2011 from $0.2 million in the comparable period in 2010. The increase was primarily attributable to interest expense associated with our new credit facilities and the amortization of related financing costs.

Income Tax Expense. The effective income tax rate of 38.4% during the three months ended March 31, 2011 and 2010 represents the combined federal and state income tax rates adjusted as necessary based on the particular jurisdictions where we operate.

Net Income. Net income for the three months ended March 31, 2011 increased by approximately $2.9 million over the same period in 2010 to $20.3 million. The increase in net income was primarily a result of increased gross margin, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and, most recently, by selling equity in the capital markets to fund specific acquisition opportunities. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2011. At March 31, 2011, our cash and cash equivalents were $182.9 million. The net increase of $25.0 million in our cash and cash equivalents since the end of fiscal 2010 resulted primarily from the cash provided by our operating activities offset by cash used in investing activities.

Subsequent to our quarter end, on April 14, 2011, we amended and restated our existing senior credit facilities which were originally entered into on August 4, 2010 consisting of a revolving credit facility and term loan facility. The original term loan facility had a principal amount of $150.0 million and remains unchanged subsequent to the amendment. The original revolving credit facility had a principal amount of $200.0 million and was subsequently amended to $400.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our amended credit agreement, pursuant to the terms of a separate guarantee and collateral agreement. There was no outstanding balance under the revolving credit facility at March 31, 2011.

The term loan facility amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, with such payments having commenced on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount. We anticipate repaying this term loan facility through our operating cash flows.

Net Cash Provided by (Used in) Operating Activities. Our operating activities generated $36.3 million of cash from operations in the three-month period ended March 31, 2011, a $43.7 million change from the $7.4 million cash used in the comparable prior year period. This $36.3 million in cash provided by operating activities in 2011 reflects $20.3 million in net income, plus $8.6 million in net non-cash charges and a $7.4 million net increase in cash provided by changes in working capital and other assets and liabilities. This $7.4 million net increase in cash provided by changes in working capital, net of effects from acquisitions, was primarily due to changes in accounts receivable of $35.4 million, rebates receivable of $11.8 million and other assets of $2.9 million, offset by changes in accounts payable of $39.5 million, rebates payable of $9.7 million, income taxes payable of $7.6 million, accrued liabilities of $0.4 million and inventory of $0.3 million. The changes in accounts receivable and rebates receivable reflect the impact of a temporary delay in the timing of the collection of these receivables. The changes in income taxes payable, accounts payable and rebates payable reflect the temporary benefit in the timing of payments of these payable.

The $7.4 million in cash used by operating activities in 2010 reflects $17.4 million in net income, plus $6.2 million in net non-cash charges and a $31.0 million net decrease in working capital and other assets and liabilities. This $31.0 million net decrease in working capital was primarily due to changes in accounts receivable of $51.3 million, rebates receivable $10.2 million, inventory of $1.5 million and other assets of $3.0 million, offset by changes in income tax payable of $6.8 million, accounts payable of $6.2 million, rebates payable of $20.0 million and accrued liabilities of $2.0 million. The changes in accounts receivable and rebates receivable reflect the impact of a temporary delay in the timing of the collection of these receivables. The changes in income taxes payable, accounts payable and rebates payable reflect the temporary benefit in the timing of payments of these payable.

Net Cash Used in Investing Activities. Net cash used by investing activities for the three months ended March 31, 2011 was $9.6 million compared to $2.3 million in the prior year period. The cash used in the current period reflects expenditures of $4.9 million for business acquisitions, $3.3 million in capital expenditures and other investing activities of $1.4 million. The $2.3 million of net cash used for the three months ended March 31, 2010 reflects $2.4 million in capital expenditures offset by sales of investments of $0.1 million.

Net Cash (Used in) Provided by Financing Activities. Net cash used in financing activities for the three months ended March 31, 2011 was $1.7 million compared to $2.4 million of net cash provided in the prior year period. In the current period, we received $0.4 million from the exercise of stock options, $0.1 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $2.0 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.3 million of treasury stock during the three months ended March 31, 2011 and made a scheduled $1.9 million payment on our term loan. In the prior year period, we received proceeds of $1.3 million from the exercise of stock options, $0.1 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $3.1 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.0 million of treasury stock during the three months ended March 31, 2010 and incurred $0.1 million in additional deferred financing cost related to our credit facilities.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, we may become subject to legal proceedings and claims. We are not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on our financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission are not the only risks we face. Additional risks and uncertainties not currently known to us, including those related to estimates, or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Risks Related to the Acquisition of Walgreens Health Initiatives, Inc.

Failure to complete the acquisition of WHI could negatively impact our stock price and our future business and financial results.

The successful consummation of the Acquisition is subject to certain conditions, including, among others:

•	the absence of certain legal impediments;

•	the accuracy of the representations and warranties and compliance with the respective covenants of the parties, subject to certain materiality qualifiers;

•	the execution of any necessary ancillary agreements; and

•	the receipt of necessary government approvals, subject to certain limitations.

If the Acquisition is not completed for any reason, our stock price and our future business and financial results may be adversely affected. Matters relating to the Acquisition (including integration planning) have required substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to us.

In addition, we will be required to pay certain expenses incurred to date relating to the Acquisition, whether or not the Acquisition is completed. We may also be subject to litigation related to any failure to complete the Acquisition, which may adversely affect our financial results and financial condition, as well as the price of our common stock. We cannot provide any assurance that the Acquisition will be completed or that there will not be a delay in the completion of the Acquisition. In the event the acquisition agreement is terminated or the Acquisition is materially delayed for any reason, the price of our common stock may decline.

Funding the Acquisition may have a material impact on results of operations and liquidity.

The purchase price for the Acquisition is significant and funding the purchase price will impact our cash balance and could impact our capacity for issuances of debt or equity or both, all of which could reduce our flexibility to pursue future acquisitions and other opportunities. In addition, our interest costs following the Acquisition will increase significantly and higher debt levels may make us more vulnerable to general adverse economic conditions.

Our level of indebtedness following the completion of the Acquisition will increase substantially and will effectively reduce the amount of funds available for other business purposes.

As of March 31, 2011, we had approximately $146 million of total debt on a consolidated basis. In order to finance the acquisition, we may incur additional indebtedness. Our increased level of indebtedness could reduce funds available for additional acquisitions, capital expenditures or other business purposes, impact our credit ratings, restrict our financial and operating flexibility or create competitive disadvantages compared to other companies with lower debt levels.

The market price of our common stock may decline as a result of the Acquisition.

The market price of our common stock may decline as a result of the Acquisition if, among other things, we are unable to achieve the expected growth in earnings, or if the operational cost savings estimates in connection with the integration of WHI are not realized, or if the transaction costs related to the Acquisition are greater than expected, or if the financing related to the transaction is on unfavorable terms, or if the value of the tax savings attributable to the amortization of goodwill is less than anticipated. The market price also may decline if we do not achieve the perceived benefits of the Acquisition as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the Acquisition on our financial results is not consistent with the expectations of financial or industry analysts.

We will incur significant transaction and acquisition-related costs in connection with the Acquisition.

We will incur significant costs in connection with the Acquisition. The substantial majority of these costs will be non-recurring expenses related to the Acquisition, facilities and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur substantial transaction fees and costs related to formulating integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

If our business continues to grow rapidly and we are unable to manage this growth, our business, results of operations, financial condition and cash flows could suffer.

Our business has grown rapidly since 2000, in part due to acquisitions such as FutureScripts, LLC and inPharmative, Inc. in 2010, Total Script, LLC in 2009 and Immediate Pharmaceutical Services, Inc. and HospiScript Services, LLC in

2008. Our total annual PBM revenue increased from $4.9 million in 2000 to $3.8 billion in 2010. Our business strategy is to continue to seek to expand our operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations, financial condition, cash flows and operating efficiency could be adversely affected. In addition, any future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities, and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results, and cash flow. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Under these conditions, it is important for us to retain our existing management and to attract, hire and retain additional highly skilled and motivated officers, managers and employees.

If we are unable to manage potential problems and risks related to future acquisitions, including WHI, our business, results of operations, financial condition and cash flows could suffer.

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

•	we are exposed to unanticipated liabilities of acquired businesses;

•	our management’s attention could be diverted from other business concerns; and

•	we could lose key employees or customers of the acquired business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved).

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated April 7, 2011, by and among Catalyst Health Solutions, Inc. and Goldman, Sachs & Co. as representative of the several underwriters named therein (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 11, 2011).

10.1	Amended and Restated Revolving Credit and Term Loan Agreement, dated April 14, 2011, by and among Catalyst Health Solutions, Inc., the lenders from time to time party thereto, and SunTrust Bank as administrative agent (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2011).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	XBRL Taxonomy Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

May 6, 2011	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

May 6, 2011	By:	/s/ Hai V. Tran
Hai V. Tran
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)