Form 10-Q
period 2011-06-30
CATALYST HEALTH SOLUTIONS, INC.
filed 2011-08-05
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(Address of principal executive offices) (Zip Code)

(301) 548-2900

(Registrant’s telephone number, including area code)

N/A

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

As of July 27, 2011, there were 49,872,965 shares outstanding of the registrant’s common stock, par value $0.01 per share.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

Second Quarter 2011 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$41,537	$157,843
Accounts receivable, net of allowances of $3,976 and $2,599 at June 30, 2011 and December 31, 2010, respectively	342,860	205,538
Rebates receivable, net of allowances of $727 and $1,377 at June 30, 2011 and December 31, 2010, respectively	233,366	162,395
Inventory, net of allowances of $35 and $46 at June 30, 2011 and December 31, 2010, respectively	3,313	3,405
Income taxes receivable	11,478	3,415
Deferred income taxes	1,973	1,657
Other current assets	73,175	11,682

Total current assets	707,702	545,935
Property and equipment, net of accumulated depreciation of $21,343 and $17,485 at June 30, 2011 and December 31, 2010, respectively	43,846	30,759
Goodwill	760,421	396,995
Intangible assets, net	339,186	158,871
Restricted cash	40,000	—
Investments, net	4,587	889
Other assets	16,369	8,587

Total assets	$1,912,111	$1,142,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,748	$187,401
Rebates payable	227,776	177,346
Accrued expenses and other current liabilities	94,170	64,942
Current maturities of long-term debt	7,500	7,500

Total current liabilities	735,194	437,189
Long-term debt	316,875	140,625
Deferred rent expense	2,934	2,440
Deferred income taxes	20,303	18,694
Other liabilities	31,263	4,965

Total liabilities	1,106,569	603,913

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 49,866 and 44,980 shares issued at June 30, 2011 and December 31, 2010, respectively	499	450
Additional paid-in capital	477,069	239,699
Treasury stock, at cost, 327 shares and 271 shares at June 30, 2011 and December 31, 2010, respectively	(10,398)	(7,791)
Accumulated other comprehensive loss	(30)	(30)
Retained earnings	338,402	305,795

Total stockholders’ equity	805,542	538,123

Total liabilities and stockholders’ equity	$1,912,111	$1,142,036

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenue (excludes member co-payments of $350,605, $231,174, $671,514 and $485,377 for the three and six months ended June 30, 2011 and 2010, respectively)	$1,233,828	$890,107	$2,355,561	$1,722,419

Direct expenses	1,164,240	834,383	2,224,384	1,616,048
Selling, general and administrative expenses	48,026	24,083	75,544	46,292

Total operating expenses	1,212,266	858,466	2,299,928	1,662,340

Operating income	21,562	31,641	55,633	60,079
Interest and other income	154	108	219	179
Interest expense	(1,934)	(225)	(3,122)	(453)

Income before income taxes	19,782	31,524	52,730	59,805
Income tax expense	7,471	12,045	20,123	22,905

Net income	$12,311	$19,479	$32,607	$36,900

Net income per share, basic	$0.26	$0.44	$0.71	$0.84
Net income per share, diluted	$0.25	$0.44	$0.70	$0.83
Weighted average shares of common stock outstanding, basic	48,191	43,846	46,182	43,735
Weighted average shares of common stock outstanding, diluted	48,767	44,521	46,745	44,463

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Comprehensive income:
Net income	$12,311	$19,479	$32,607	$36,900
Other comprehensive income, net of tax:
Unrealized gain on investments	—	690	—	690

Total comprehensive income	$12,311	$20,169	$32,607	$37,590

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$32,607	$36,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	4,046	2,869
Amortization of intangible and other assets	10,248	3,512
Loss on disposal of property and equipment	2	3
Allowances on receivables	(1,024)	1,256
Deferred income taxes	1,293	631
Equity based compensation charges	4,784	3,810
Other non-cash income, net	(2,694)	(319)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	19,541	(31,528)
Rebates receivable	(26,416)	(26,090)
Income taxes payable	(8,063)	(2,907)
Inventory, net	92	(128)
Other assets	(17,554)	(3,441)
Accounts payable	23,138	21,235
Rebates payable	3,530	34,745
Accrued expenses and other liabilities	(8,287)	4,919

Net cash provided by operating activities	35,243	45,467

Cash flows from investing activities:
Purchases of property and equipment	(12,821)	(6,478)
Business acquisitions and related payments, net of cash acquired	(488,974)	—
Business acquisition related restricted cash	(40,000)	—
Sales of investments	—	11,875
Other investing activities	(2,697)	—

Net cash (used in) provided by investing activities	(544,492)	5,397

Cash flows from financing activities:
Repayments of term loan	(3,750)	—
Borrowings under revolving credit facility	200,000	—
Repayments of revolving credit facility	(20,000)	—
Deferred financing costs	(5,334)	(40)
Proceeds from equity offering	227,592	—
Repayment of First Rx Specialty and Mail Services LLC arrangement	(8,000)	—
Proceeds from exercise of stock options	915	2,679
Excess tax benefits due to option exercises and restricted stock vesting	3,881	3,940
Proceeds from shares issued under employee stock purchase plan	246	164
Purchases of treasury stock	(2,607)	(2,103)

Net cash provided by financing activities	392,943	4,640

Net (decrease) increase in cash and cash equivalents	(116,306)	55,504
Cash and cash equivalents at the beginning of period	157,843	152,055

Cash and cash equivalents at the end of period	$41,537	$207,559

Supplemental disclosure:
Cash paid for interest	$2,139	$199
Cash paid for taxes	$23,011	$21,240

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc., a Delaware corporation (the “Company,” “our,” “we” or “us”), in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for the periods presented. Operating results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.

Rebates payable and receivable

Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The Company refines its estimates each period based on actual collection and payment experience. For the three months and six months ended June 30, 2011, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $0.9 million. For the three months and six months ended June 30, 2010, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $2.6 million and $4.7 million, respectively, or approximately 0.3% of direct expenses. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months and six months ended June 30, 2011, adjustments were made to the rebate payable estimates from prior periods which increased revenue by approximately $1.2 million and $1.6 million, respectively, or approximately 0.1% of revenue. For the three months and six months ended June 30, 2010, adjustments made to the rebate payable estimates from prior periods increased revenue by approximately $1.7 million and $3.0 million, respectively, or approximately 0.2% of revenue.

Restricted cash and contingent consideration

In connection with our acquisition of Walgreens Health Initiatives, Inc. (“WHI”) (see Note 4), we may be required to pay up to an additional $40 million of cash consideration. This amount was deposited into an escrow account. As this deposit is restricted in nature, it is excluded from our cash and cash equivalents. Payment of this cash consideration is based upon the achievement of client retention milestones through March 31, 2014. For the six months ended June 30, 2011, no distributions were made from the restricted cash amount. As of June 30, 2011, we have accrued a preliminary estimate of $26.0 million for contingent consideration in other liabilities on our consolidated balance sheet. As discussed in Note 4, our valuation of all assets and liabilities related to the WHI acquisition, including contingent consideration, is preliminary and subject to change.

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

In January 2010, the FASB issued a final ASU that sets forth additional requirements regarding disclosures of fair value measurements. The ASU requires, among other things, the gross presentation of activity within the Level 3 fair value measurement roll forward. The requirement for these new disclosures is effective for interim and annual periods beginning after December 15, 2010, which for us meant the beginning of our 2011 fiscal year. The adoption of the new disclosure guidance did not have an impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This new accounting pronouncement is effective for our first quarter of 2012 and we do not expect any material impact on our financial statements from its adoption.

3.	FAIR VALUE MEASUREMENTS

Summary of Financial Assets Measured on a Recurring Basis

The following tables detail the fair value measurements of our financial assets measured on a recurring basis as of June 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	June 30, 2011	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$134,960	$134,960	$—	$—
Available for sale investments:
Auction rate securities	577	—	—	577

Total assets measured at fair value	$135,537	$134,960	$—	$577

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$144,587	$144,587	$—	$—
Available for sale investments:
Auction rate securities	577	—	—	577

Total assets measured at fair value	$145,164	$144,587	$—	$577

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Beginning Balance	$577	$11,218	$577	$11,343
Redemptions and sales during the period	—	(11,750)	—	(11,875)
Changes in unrealized gain included in accumulated other comprehensive income	—	1,109	—	1,109

Ending Balance	$577	$577	$577	$577

Investments

The following is a summary of our investments (in thousands):

As of June 30, 2011:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Other long-term investments	4,010	—	—	4,010

Total investments	$4,587	$—	$48	$4,635

As of December 31, 2010:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Other long-term investments	312	—	—	312

Total investments	$889	$—	$48	$937

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

Summary of Contractual Maturities

The contractual maturities of our available-for-sale ARS securities at June 30, 2011 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	625	577

Total	$625	$577

Fair Value of Financial Liabilities

The carrying amounts of our revolving credit facility and term loan approximate fair value as of June 30, 2011. We estimate fair market value for this liability based on the market value.

4.	BUSINESS COMBINATIONS

Walgreens Health Initiative, Inc.

On June 13, 2011, we completed our acquisition of Walgreens Health Initiatives, Inc. (“WHI”), which was the pharmacy benefit management, or PBM, subsidiary of Walgreen Co. (“Walgreens”). The purchase price was $485.0 million in cash and up to $40.0 million in additional cash consideration payable upon the achievement of certain client retention milestones through March 31, 2014. The estimated fair value of the contingent consideration at the acquisition date was approximately $26.0 million. Our initial valuation is preliminary. We will determine the fair value of the contingent consideration using probability assessments of the expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Subsequent to our finalization of the valuation at the acquisition date, any changes to the valuation will be recorded through earnings. The cash payment for this acquisition was funded from a combination of cash on hand and amounts drawn under our revolving credit facility. The purchase price may be increased or decreased after closing based on the net working capital of WHI. For the three months and six months ended June 30, 2011, we incurred approximately $10.2 million and $11.7 million of transaction related costs, respectively, which were included in selling, general and administrative expenses in our consolidated statement of operations.

We entered into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as 10-year agreements to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members, and to provide certain administrative support services to on-going Walgreens businesses.

The purchase price of WHI was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $342.9 million, acquired technology of $11.0 million with an estimated useful life of 6 years, customer contract intangibles of $117.8 million with an estimated useful life of 13 years and other contract intangibles of $71.3 million with an estimated useful life of 9 years. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period which indicates a potential change to these valuations, the purchase price allocation is subject to adjustment.

The following table summarizes the consideration transferred to acquire WHI and the preliminary amounts of identified assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of WHI operations are included in our consolidated financial statements since the date of acquisition. Amounts are in thousands.

Fair value of consideration:	At June. 13, 2011
Cash	$485,000
Contingent consideration	25,950

Total consideration	510,950

Preliminary valuation of identifiable assets acquired and liabilities assumed:
Current assets (primarily accounts receivable and rebates receivable)	253,374
Intangible assets	200,100
Property, plant and equipment	3,000
Liabilities assumed (primarily trade payable and rebates payable)	(288,376)

Total identified net assets	168,098

Goodwill	$342,852

Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of WHI.

The acquired business contributed revenue of $52.3 million and net income of $0.2 million to us for the period from June 14, 2011 to June 30, 2011. The following table sets forth certain unaudited pro forma financial data assuming the acquisition of WHI had been completed as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations if the transaction had been in effect as of the beginning of the periods presented, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

	For the three months ended June 30,		For the six months ended June 30,
(Unaudited)	2011	2010	2011	2010

Revenue	$1,540,287	$1,201,065	$3,013,783	$2,343,203
Net income	$12,161	$10,057	$30,688	$17,845
Net income per share, basic	$0.25	$0.21	$0.63	$0.37
Net income per share, diluted	$0.25	$0.21	$0.62	$0.36
Weighted average shares, basic	48,784	48,346	48,718	48,235
Weighted average shares, diluted	49,360	49,021	49,281	48,963

Acquisition of NLBP, LLC

On January 25, 2011, we acquired NLBP, LLC (“NLBP”), an Arizona limited liability company which has developed an electronic clinical messaging platform, for $4.2 million in cash plus a $2.0 million holdback payment due in the third quarter of 2011.

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

Total consideration for the acquisition of FutureScripts consisted of cash payments on September 13, 2010 of $225.5 million. The purchase price of FutureScripts was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The purchase price was funded from our cash on hand. In June 2011, we received approximately $1.0 million in cash as required for certain closing date net working capital adjustments. We incurred $1.5 million of acquisition related costs, which were included in selling, general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2010.

At December 31, 2010, we had provisionally estimated fair values for the assets acquired and liabilities assumed at the date of acquisition. The amounts reported were considered provisional as we were completing the valuation work required to allocate the purchase price and finalize the working capital adjustments. At June 30, 2011, we have completed the analysis and consider purchase accounting to be final. We have recast previously presented information below as if all adjustments to purchase price allocation had occurred at September 13, 2010, the date of acquisition. (Amounts are in thousands).

At Sept. 13, 2010
Fair value of consideration:
Cash paid at acquisition date	$225,488
Cash received for net working capital adjustments	(966)

Total cash consideration	$224,522

	Provisional Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments	Amounts Recognized at Acquisition Date
Recognized amounts of assets acquired and liabilities assumed:
Cash and cash equivalents	$1,986	$—	$1,986
Current assets (primarily accounts receivable and rebates receivable) (b)	66,751	(4,743)	62,008
Property, plant and equipment	160	—	160
Intangible assets (b)	110,000	(12,448)	97,552
Goodwill	111,228	16,045	127,273
Liabilities assumed (primarily trade payable and rebates payable) (b)	(64,637)	180	(64,457)

Total net assets acquired	$225,488	$(966)	$224,522

(a)	As previously reported in our 2010 Annual Report on Form 10-K.
(b)	These measurement period adjustments were recorded to reflect changes in the estimated fair value of the associated assets and liabilities and better reflect market participant assumptions about the facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from events after the acquisition date. We have not recast the acquisition adjustments to the 2010 consolidated financial statements as we do not consider them to be material.

Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $127.3 million, trade name intangibles of $16.2 million with an estimated useful life of 20 years, and customer contract intangibles of $81.4 million with an estimated useful life of 10 years. Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of FutureScripts.

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

(Unaudited)	For the three months ended June 30, 2010	For the six months ended June 30, 2010
Revenue	$1,111,007	$2,166,349
Net income	$18,719	$36,072
Net income per share, basic	$0.43	$0.82
Net income per share, diluted	$0.42	$0.81
Weighted average shares, basic	43,846	43,735
Weighted average shares, diluted	44,521	44,463

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

Acquisition of Total Script, LLC

In July 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement included contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million, based on the achievement of certain milestones and net new business acquired. Also during 2010, there were decreases of $1.1 million in the fair value of recognized amounts for the contingent consideration. During the three months and six months ended June 30, 2011, there were decreases of $1.6 million and $3.0 million, respectively, in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The adjustments to the fair value of recognized amounts for contingent consideration were included in selling, general and administrative expenses in the consolidated statements of operation for the respective periods.

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2011 are as follows (in thousands):

2011
Balance as of January 1, 2011	$396,995
Net adjustments to goodwill related to FutureScripts acquisitions	16,045
Goodwill acquired in current acquisitions	347,381

Balance as of June 30, 2011	$760,421

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2010 and concluded that no impairment of goodwill existed.

The following table sets forth the components of our intangible assets (in thousands):

	June 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$339,263	$(30,140)	$309,123	$158,754	$(22,071)	$136,683
Non-compete agreements	570	(79)	491	155	(155)	—
Trade names	18,199	(1,919)	16,280	21,856	(1,358)	20,498
Developed technology	13,248	(761)	12,487	1,348	(411)	937
Other PBM contracts	1,946	(1,141)	805	7,036	(6,283)	753

Total intangible assets	$373,226	$(34,040)	$339,186	$189,149	$(30,278)	$158,871

The weighted average amortization period of our intangible assets subject to amortization is 11.1 years. Customer relationships intangibles represent the estimated fair value of customer relationships at the dates of acquisition and are amortized from 5 years to 20 years. The estimated fair values are based on income-method valuation calculations. Non-compete agreements, trade names and developed technology intangibles are subject to amortization from 2 years to 20 years. The other PBM contracts class of intangibles allows us to provide PBM services, and is amortized over the expected period of future cash flow, based on management’s best estimate, which range from 5 months to 20 years.

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the three or six months ended June 30, 2011 or 2010.

In accordance with applicable accounting guidance, acquisition-related intangible amortization expense for a customer contract related to a PBM agreement has been included as an offset to revenue in the amounts of $3.1 million and $4.9 million for the three and six months ended June 30, 2011, respectively.

The following table sets forth the estimated aggregate amortization expense of our existing intangible assets for each of the five succeeding years (in thousands):

Year ended December 31,
2011 (remaining)	$17,907
2012	$36,711
2013	$36,761
2014	$36,253
2015	$35,756

6.	FINANCING

The following table sets forth the components of our long-term debt (in thousands):

June 30, 2011
Senior secured term loan facility due August 4, 2015 with an average interest rate of 2.20% at June 30, 2011	$136,875
Revolving credit facility due August 4, 2015 with an average interest rate of 2.19% at June 30, 2011	180,000

Total debt	316,875
Less current maturities	(7,500)

Long-term debt	$309,375

On April 14, 2011, we amended and restated our existing senior credit facilities which were originally entered into on August 4, 2010 consisting of a revolving credit facility and term loan facility. The original term loan facility had a principal amount of $150.0 million and remains unchanged subsequent to the amendment. The original revolving credit facility had an aggregate revolving commitment of $200.0 million, and was subsequently amended to increase that commitment to $400.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our amended credit agreement, pursuant to the terms of a separate guarantee and collateral agreement. At June 30, 2011, there was $180.0 million outstanding under our revolving credit facility.

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

Our amended senior credit facilities contain negative and affirmative covenants affecting us and our existing and future subsidiaries, with certain exceptions set forth in our amended credit agreement. Negative covenants and restrictions include: restrictions on liens, debt, dividends and other restricted payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, investments, loans, advances, restrictive agreements with subsidiaries, speculative hedging agreements and a leverage ratio of consolidated total debt to consolidated EBITDA. At June 30, 2011, we were in compliance with all covenants associated with our credit facilities.

At June 30, 2011, net deferred financing costs of $8.5 million related to the issuance of the credit facilities are being amortized over an average weighted period of 4.1 years and are reflected in other assets in the accompanying consolidated balance sheet.

7.	STOCKHOLDERS’ EQUITY

On April 13, 2011, we consummated a public offering of 6,325,000 shares of our common stock, par value $0.01 per share, of which 4,500,000 shares were sold by the Company and 1,825,000 shares were sold by one of our stockholders, Principal Holding Company, LLC (“Principal”), at a public offering price of $53.00 per share. Total proceeds to the Company, net of underwriting fees and direct offering costs of $10.9 million, were $227.6 million.

Stock Options

A summary of our stock option activity for the six months ended June 30, 2011 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	466	$6.51
Granted	—	—
Exercised	(139)	6.56
Forfeited or expired	—	—

Outstanding at June 30, 2011	327	$6.49

Exercisable at June 30, 2011	327	$6.49

The aggregate intrinsic value of exercisable stock options at June 30, 2011 was approximately $16.1 million with a weighted average remaining life of 1.1 years. The total intrinsic value of stock options exercised during the six months ended June 30, 2011 and 2010 was approximately $6.6 million and $8.1 million, respectively.

Restricted Stock Awards

A summary of our restricted share activity for the six months ended June 30, 2011 is as follows (in thousands, except for weighted-average fair value per share):

	Shares	Weighted- Average Fair Value Per Share
Non-vested shares outstanding at December 31, 2010	650	$31.52
Granted	254	47.61
Vested	(186)	29.77
Forfeited	(14)	38.66

Non-vested shares outstanding at June 30, 2011	704	$37.65

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of June 30, 2011, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $23.1 million with a weighted average period over which it is expected to be recognized of 3.0 years.

Common Stock Warrants

Pursuant to an acquisition in 2010, we issued 100,000 common stock warrants. These warrants, which expire on August 25, 2013, had an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at June 30, 2011.

Pursuant to an acquisition in 2004, we issued common stock warrants of 55,000, 100,000 and 100,000, effective in 2007, 2006 and 2005, respectively, at an exercise price of $15.45 per share and were valued in total at approximately $2.5 million using the Black-Scholes equity-pricing model. These 255,000 common stock warrants remain issued and outstanding at June 30, 2011.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 5,700 and 56,000 shares were purchased at a cost of approximately $0.3 million and $2.6 million for the three months and six months ended June 30, 2011, respectively.

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory and therefore no portion of the costs related to ESPP purchases is included in our stock-based compensation expense for any periods presented.

8.	INCOME TAXES

The effective income tax rates were 37.8% and 38.2% during the three months ended June 30, 2011 and 2010, respectively, and 38.2% and 38.3% during the six months ended June 30, 2011 and 2010, respectively. These rates represent the percentage relationship of the provision for income taxes to the income before provision for income taxes. Our tax rate in 2011 was favorably impacted by the recognition of certain tax discrete items which must be recognized in the quarter that they are identified. The discrete items amounted to $0.1 million and were related to recognized tax credits.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended June 30,		Six months ended June 31,
	2011	2010	2011	2010
Net income available to common stockholders	$12,311	$19,479	$32,607	$36,900

Calculation of shares:
Weighted average common shares outstanding, basic	48,191	43,846	46,182	43,735
Dilutive effect of stock options, restricted stock awards and warrants	576	675	563	728

Weighted average common shares outstanding, diluted	48,767	44,521	46,745	44,463

Net income per common share, basic	$0.26	$0.44	$0.71	$0.84

Net income per common share, diluted	$0.25	$0.44	$0.70	$0.83

During all periods presented, all options and warrants were included in the computation of diluted net income per share because the exercise prices were less than the average market price of our common shares.

10.	COMMITMENTS AND CONTINGENCIES

In connection with First Rx Specialty and Mail Services, LLC, an entity that we formed in December 2008, we received $7.0 million in cash in December 2008 and $1.0 million in cash in the first quarter of 2009. We have considered the accounting for the arrangement and had recorded a liability in our consolidated balance sheet. Also, as a part of this arrangement, we recognized expense, of which approximately $0.2 million and $0.3 million was recognized during the three and six months ended June 30, 2011, respectively, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. In accordance with the terms of the arrangement, we have paid this total liability during the three months ended June 30, 2011.

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

We have determined that we operate in only one segment – the PBM segment. Accordingly, no segment disclosures have been included in these Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (“Report”) may contain certain forward-looking statements, including without limitation, statements concerning Catalyst Health Solutions, Inc.’s (the “Company,” “our,” “we” or “us”) operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on Catalyst Health Solutions, Inc.’s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 (“Annual Report on Form 10-K”), particularly under Item 1A, “Risk Factors,” and in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy, including due to changes in our industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, in our Annual Report on Form 10-K and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

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

For the three months ended June 30, 2011, our revenue increased by 39% to approximately $1.2 billion from $0.9 billion for the same period in 2010. For the six months ended June 30, 2011, our revenues increased by approximately $0.7 billion to $2.4 billion from $1.7 billion for the same period in 2010. Our increase in revenue in 2011 is primarily due to our initiation of services with several new PBM clients as well as our acquisitions of WHI, FutureScripts and inPharmative, which contributed revenue of $0.3 billion and $0.4 billion for the three months and six months ended June 30, 2011, respectively. Also, for the three and six months ended June 30, 2011, in accordance with accounting guidance, acquisition related intangible amortization expense of $3.1 million and $4.9 million, respectively, for a customer contract related to a PBM agreement have been included as an offset to revenue. Total claims processed, excluding administrative-only prescriptions, increased to 21.3 million for the three months ended June 30, 2011, from 16.2 million during the same period in 2010, and to 42.0 million for the six months ended June 30, 2011, from 32.4 million during the same period in 2010. For the three and six months ended June 30, 2011, our revenue per claims processed increased by approximately 5.5% and 5.4%, respectively, when compared to the same period in 2010. The increase in revenue per claims processed in 2011 was primarily caused by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

The portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months and six months ended June 30, 2011, adjustments were made to the rebate payable estimates from prior periods which increased revenue by approximately $1.2 million and $1.6 million, respectively, or approximately 0.1% of revenue. For the three months and six months ended June 30, 2010, adjustments made to the rebate payable estimates from prior periods increased revenue by approximately $1.7 million and $3.0 million, respectively, or approximately 0.2% of revenue.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $350.6 and $231.2 million for the three months ended June 30, 2011 and 2010, respectively, and an increase in our reported revenue and direct expenses of $671.5 million and $485.4 million for the six months ended June 30, 2011 and 2010, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Reported revenue	$1,233.8	$890.1	$2,355.6	$1,722.4
Member co-payments	350.6	231.2	671.5	485.4

Total	$1,584.4	$1,121.3	$3,027.1	$2,207.8

Reported direct expenses	$1,164.2	$834.3	$2,224.4	$1,616.0
Member co-payments	350.6	231.2	671.5	485.4

Total	$1,514.8	$1,065.5	$2,895.9	$2,101.4

ACQUISITIONS

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $3.8 billion in 2010. Our business strategy is to continue to seek to expand our operations, including through making acquisitions that involve new markets and complementary products, services, technologies and businesses. We strive to timely integrate our acquisitions into our financial, organizational, management and technology structure. When successfully integrated, we expect to achieve cost savings from the consolidation of certain corporate activities and the elimination of certain duplicate components of our corporate operations.

Acquisition of Walgreens Health Initiative, Inc.

On June 13, 2011, we completed our acquisition of Walgreens Health Initiatives, Inc. (“WHI”), which was the pharmacy benefit management, or PBM, subsidiary of Walgreen Co. (“Walgreens”). The purchase price was $485.0 million in cash and up to $40.0 million in additional cash consideration payable upon the achievement of certain client retention milestones through March 31, 2014. The estimated fair value of the contingent consideration at the acquisition date was approximately $26.0 million. Our initial valuation is preliminary. We will determine the fair value of the contingent consideration using probability assessments of the expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Subsequent to our finalization of the valuation at the acquisition date, any changes to the valuation will be recorded through earnings. The cash payment for this acquisition was funded from a combination of cash on hand and amounts drawn under our revolving credit facility. The purchase price may be increased or decreased after closing based on the net working capital of WHI. For the three months and six months ended June 30, 2011, we incurred approximately $10.2 million and $11.7 million of transaction related costs, respectively, which were included in selling, general and administrative expenses in our consolidated statement of operations.

WHI is a full service PBM providing comprehensive pharmacy benefit management services to employer groups, health plans, individual consumers and Medicare clients nationwide. We believe that the acquisition of WHI will add significant volume, which will improve our purchasing economics and benefit us, our clients and their members. In 2010, WHI processed approximately 88 million prescriptions and covered approximately 11 million lives. Through this acquisition, we believe we will also gain key strategic assets, including advanced clinical applications and service offerings, enhanced informatics and reporting technologies, complementary operating capabilities, including a leading Medicare Part D platform, and a capable and experienced management team. We believe these strategic assets will improve our competitive position, enable us to attract and win new customers and open up additional market opportunities through new services offerings. We also entered into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as 10-year agreements to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members, and to provide certain administrative support services to on-going Walgreens businesses.

The purchase price of WHI was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $342.9 million, acquired technology of $11.0 million with an estimated useful life of 6 years, customer contract intangibles of $117.8 million with an estimated useful life of 13 years and other contract intangibles of $71.3 million with an estimated useful life of 9 years. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period which indicates a potential change to these valuations, the purchase price allocation is subject to adjustment.

The acquisition was accounted for as a purchase, and accordingly, the results of WHI operations are included in our consolidated financial statements since the date of acquisition.

Acquisition of NLBP, LLC

On January 25, 2011, we acquired NLBP, LLC, an Arizona limited liability company which has developed an electronic clinical messaging platform, for $4.2 million in cash plus a $2.0 million holdback payment due in the third quarter of 2011.

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

Total consideration for the acquisition of FutureScripts consisted of cash payments on September 13, 2010 of $225.5 million. The purchase price of FutureScripts was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. The purchase price was funded from our cash on hand. In June 2011, we received approximately $1.0 million in cash as required for certain closing date net working capital adjustments. We incurred $1.5 million of acquisition related costs, which were included in selling, general and administrative expenses in our consolidating statement of operations for the year ended December 31, 2010.

Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $127.3 million, trade name intangibles of $16.2 million with an estimated useful life of 20 years, and customer contract intangibles of $81.4 million with an estimated useful life of 10 years. Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of FutureScripts.

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

Acquisition of Total Script, LLC

In July 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million, based on the achievement of certain milestones and net new business acquired. Also during 2010, there were decreases of $1.1 million in the fair value of recognized amounts for the contingent consideration. During the three months and six months ended June 30, 2011, there were decreases of $1.6 million and $3.0 million, respectively, in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The adjustments to the fair value of recognized amounts for contingent consideration were included in selling, general and administrative expenses in the consolidated statements of operation for the respective periods.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue. Revenue from operations for the three months ended June 30, 2011 and 2010 were approximately $1.2 billion and $0.9 billion, respectively. Revenue increased over the comparable period in 2010 by $343.7 million. Total claims processed, excluding administrative-only prescriptions, increased to 21.3 million for the three months ended June 30, 2011, from 16.2 million for the same period in 2010. Our increase in revenue and prescription volume in 2011 is primarily due to our initiation of services with several new PBM clients, as well as our acquisitions of WHI, FutureScripts and inPharmative which contributed revenue of $254.3 million. Also, for the three months ended June 30, 2011, in accordance with applicable accounting guidance, acquisition related intangible amortization expense of $3.1 million for a customer contract related to a PBM agreement has been included as an offset to revenue.

For the three months ended June 30, 2011, our revenue per claims processed increased by approximately 5.5% when compared to the same period in 2010. The increase in revenue per claims processed for 2011 was primarily due to manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended June 30, 2011, adjustments were made to the rebate payable estimates from prior periods which increased revenue by approximately $1.2 million, or approximately 0.1% of revenue. For the three months ended June 30, 2010, adjustments made to the rebate payable estimates from prior periods increased revenue by approximately $1.7 million, or approximately 0.2% of revenue.

Direct Expenses. Direct expenses for the three months ended June 30, 2011 and 2010 were approximately $1.2 billion and $0.8 billion, respectively. Direct expenses increased by $329.8 million over the comparable period in 2010, primarily related to the $343.7 million increase in overall revenue. Direct expenses for the three months ended June 30, 2011 and 2010 represented 96.0% and 97.2% of total operating expenses, respectively. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. For the three months ended June 30, 2011, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $0.9 million, or approximately 0.1% of direct expenses. For the three months ended June 30, 2010, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $2.6 million, or approximately 0.3% of direct expenses.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower-cost network pharmacies. Our gross margin increased to $69.6 million for the three months ended June 30, 2011 from $55.7 million for the comparable period in 2010. Gross margin as a percentage of revenue was 5.6% and 6.3% for the three months ended June 30, 2011 and 2010. In 2011, gross margin percentages were reduced primarily by the impact of FutureScripts and the addition of several recent new large client implementations and renewals. The decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the three months ended June 30, 2011, selling, general and administrative expenses increased by approximately $23.9 million over the same period in the prior year to $48.0 million, or 4.0% of operating expenses. For the three months ended June 30, 2010, selling, general and administrative expenses was $24.1 million, or 2.8% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with the incremental costs related to pursuing acquisitions, our growth and the associated personnel, facility and vendor costs to serve and implement new clients. For the three months ended June 30, 2011, we incurred approximately $10.2 million of WHI transaction related costs.

Selling, general and administrative expenses of $48.0 million for the three months ended June 30, 2011, consisted of $16.1 million in compensation and benefits, which includes $2.1 million in non-cash compensation, $19.7 million in professional fees, which include transactional related costs, $3.3 million in facility costs, $2.1 million in travel expenses, $0.9 million in insurance and other corporate expenses, $0.5 million in non-employee non-cash compensation expense, $0.7 million in other, which includes $1.0 million in recruitment and temporary help and an offset of $1.6 million for an adjustment to the fair value of contingent consideration, and $4.7 million in depreciation and amortization.

Selling, general and administrative expenses of $24.1 million for the three months ended June 30, 2010, consisted of $12.5 million in compensation and benefits, which includes $1.5 million in non-cash compensation, $2.8 million in professional fees, $2.5 million in facility costs, $1.2 million in travel expenses, $0.4 million in insurance and other corporate expenses, $0.6 million in non-employee non-cash compensation expense, $1.4 million in other, which includes $0.4 million in recruitment and temporary help, and $2.7 million in depreciation and amortization.

Interest and Other Income. Interest income increased to $0.2 million for the three months ended June 30, 2011 from $0.1 million for the three months ended June 30, 2010. The increase was primarily due to changes in our average balances in short-term investments during the period.

Interest Expense. Interest expense increased to $1.9 million for the three months ended June 30, 2011 from $0.2 million in the comparable period in 2010. The increase was primarily attributable to interest expense associated with our new credit facilities and the amortization of related financing costs.

Income Tax Expense. The effective income tax rate of 37.8% during the three months ended June 30, 2011 and 38.2% for the three months ended June 30, 2010 represent the percentage relationship of the provision for income taxes to the income before provision for income taxes. Our tax rate in 2011 was favorably impacted by the recognition of certain tax discrete items which must be recognized in the quarter that they are identified.

Net Income. Net income for the three months ended June 30, 2011 decreased by approximately $7.2 million over the same period in 2010 to $12.3 million. The decrease in net income was primarily a result of reduced gross margins and an increase in selling, general and administrative expenses.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue. Revenue from operations for the six months ended June 30, 2011 and 2010 were $2.4 billion and $1.7 billion, respectively. Revenue increased over the comparable period in 2010 by approximately $0.7 billion. Total claims processed, excluding administrative-only prescriptions, increased to 42.0 million for the six months ended June 30, 2011 from 32.2 million for the same period in 2010. Our initiation of services with several new PBM clients was the primary contributor to our increase in revenue and prescription volume as well as the acquisition of WHI, FutureScripts and inPharmative, which contributed revenue of $0.4 billion. Also, for the six months ended June 30, 2011, in accordance with applicable accounting guidance, acquisition related intangible amortization expense of $4.9 million for a customer contract related to a PBM agreement has been included as an offset to revenue.

For the six months ended June 30, 2011, our revenue per claims processed increased by approximately 5.0% when compared to the same period in 2010. The increase in revenue per claims processed for 2011 was primarily due to manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the six months ended June 30, 2011, adjustments were made to the rebate payable estimates from prior periods which increased revenue by approximately $1.6 million, or approximately 0.1% of revenue. For the six months ended June 30, 2010, adjustments made to the rebate payable estimates from prior periods increased revenue by approximately $3.0 million, or approximately 0.2% of revenue.

Direct Expenses. Direct expenses for the six months ended June 30, 2011 and 2010 were $2.2 billion and $1.6 billion, respectively. Direct expenses increased by $0.6 billion over the comparable period in 2010, primarily related to the $0.7 billion increase in overall revenue. Direct expenses for the six months ended June 30, 2011 and 2010 represented 96.7% and 97.2% of total operating expenses, respectively. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. For the six months ended June 30, 2011, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $0.9 million. For the six months ended June 30, 2010, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $4.7 million, or approximately 0.3% of direct expenses.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $131.2 million for the six months ended June 30, 2011 from $106.4 million for the comparable period in 2010. Gross margin as a percentage of revenue was 5.6% and 6.2% for the six months ended June 30, 2011 and 2010. In 2011, gross margin percentages were reduced primarily by the impact of FutureScripts and the addition of several recent new large client implementations and renewals. The decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the six months ended June 30, 2011, selling, general and administrative expenses increased by approximately $29.3 million over the same period in the prior year to $75.6 million, or 3.3% of operating expenses. For the six months ended June 30, 2010, selling, general and administrative expenses was $46.3 million, or 2.8% of operating expenses.. The increase in selling, general and administrative expenses was primarily associated with the incremental costs related to pursuing acquisitions, our growth and the associated personnel, facility and vendor costs to serve and implement new clients. For the six months ended June 30, 2011, we incurred $11.7 million of WHI transaction related costs.

Selling, general and administrative expenses of $75.6 million for the six months ended June 30, 2011, consisted of $30.2 million in compensation and benefits, which includes $3.8 million in non-cash compensation, $24.2 million in professional fees, which include transactional related cost, $6.3 million in facility costs, $3.0 million in travel expenses, $1.9 million in insurance and other corporate expenses, $0.9 million in non-employee non-cash compensation expense, $0.9 million in other, which includes $1.3 million in recruitment and temporary help and an offset of $3.0 million for an adjustment to the fair value of contingent consideration, and $8.2 million in depreciation and amortization.

Selling, general and administrative expenses of $46.3 million for the six months ended June 30, 2010, consisted of $24.0 million in compensation and benefits, which includes $2.8 million in non-cash compensation, $5.5 million in professional fees and technology services, $4.9 million in facility costs, $2.2 million in travel expenses, $1.5 million in insurance and other corporate expenses, $0.9 million in non-employee non-cash compensation expense, $2.0 million in other, which includes and $0.5 million in recruitment and temporary help, and $5.3 million in depreciation and amortization.

Interest and Other Income. Interest and other income was $0.2 million for each of the six months ended June 30, 2011 and 2010.

Interest Expense. Interest expense increased to $3.1 million for the six months ended June 30, 2011 from $0.5 million in the comparable period in 2010. The increase was primarily attributable to interest expense associated with our new credit facilities and the amortization of related financing costs.

Income Tax Expense. The effective income tax rate of 38.2% during the six months ended June 30, 2011 and 38.3% during the comparable period in 2010 represent the percentage relationship of the provision for income taxes to the income before provision for income taxes.

Net Income. Net income for the six months ended June 30, 2011 decreased by approximately $4.3 million over the same period in 2011 to $32.6 million. The decrease in net income was primarily a result of reduced gross margins and an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and, most recently, through the proceeds of a public offering of shares of our common stock. During the last several years, we have generated positive cash flow from operations and anticipate similar results in 2011. At June 30, 2011, our cash and cash equivalents were $41.5 million. The net decrease of $116.3 million in our cash and cash equivalents since the end of fiscal 2010 resulted primarily from the cash provided by our operating activities and financing activities offset by cash used in the acquisition of WHI.

On April 13, 2011, we consummated a public offering of 6,325,000 shares of our common stock, par value $0.01 per share, of which 4,500,000 shares were sold by the Company and 1,825,000 shares were sold by one of our stockholders, Principal Holding Company, LLC (“Principal”), at a public offering price of $53.00 per share. Total proceeds to the Company, net of underwriting fees, were $227.6 million.

On April 14, 2011, we amended and restated our existing senior credit facilities which were originally entered into on August 4, 2010 consisting of a revolving credit facility and term loan facility. The original term loan facility had a principal amount of $150.0 million and remains unchanged subsequent to the amendment. The original revolving credit facility had an aggregate revolving commitment of $200.0 million, and was subsequently amended to increase that commitment to $400.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our amended credit agreement, pursuant to the terms of a separate guarantee and collateral agreement.

The outstanding balance under the revolving credit facility at June 30, 2011 was $180.0 million. The term loan facility balance at June 30, 2011 was $144.4 million and amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, with such payments having commenced on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount. We anticipate repaying the term loan and revolving credit facility through our operating cash flows.

Net Cash Provided by Operating Activities. Our operating activities generated $35.2 million of cash from operations in the six-month period ended June 30, 2011, a $10.3 million change from the $45.5 million cash provided in the comparable prior year period. This $35.2 million in cash provided by operating activities in 2011 reflects $32.6 million in net income, plus $16.7 million in net non-cash charges and a $14.1 million net decrease in cash provided by changes in working capital and other assets and liabilities. This $14.1 million net decrease in cash provided by changes in working capital, net of effects from acquisitions, was primarily due to changes in rebates receivable of $26.4 million, income taxes payable of $8.1 million, accrued liabilities of $8.3 million and other assets of $17.5 million, offset by changes in accounts receivable of $19.5 million, accounts payable of $23.1 million, rebates payable of $3.5 million, and inventory of $0.1 million. The changes in rebates receivable reflect the impact of the timing of the collection of these receivables. The changes in accounts payable reflect the temporary benefit in the timing of payments of these payables.

The $45.5 million in cash provided by operating activities in 2010 reflects $36.9 million in net income, plus $11.8 million in net non-cash charges and a $3.2 million net decrease in working capital and other assets and liabilities. This $3.2 million net decrease in working capital was primarily due to changes in accounts receivable of $31.5 million, rebates receivable $26.1 million, income tax receivable $2.9 million, inventory of $0.1 million and other assets of $3.4 million, offset by changes in accounts payable of $34.7 million and accrued liabilities of $4.9 million. The changes in accounts receivable and rebates receivable reflect the impact of a temporary delay in the timing of the collection of these receivables. The changes in accounts payable and rebates payable reflect the temporary benefit in the timing of payments of these payable.

Net Cash (Used in) Provided by Investing Activities. Net cash used in investing activities for the six months ended June 30, 2011 was $544.5 million compared to $5.4 million of cash provided in the prior year period. The cash used in the current period reflects expenditures of $489.0 million for business acquisitions, $40.0 million in business acquisition related restricted cash, $12.8 million in capital expenditures and other investing activities of $2.7 million. The $5.4 million of net cash provided for the six months ended June 30, 2010 reflects $6.5 million in capital expenditures offset by sales of investments of $11.9 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2011 was $392.9 million compared to $4.6 million in the prior year period. In the current period, we received $227.6 million from an equity offering, $180.0 million from net borrowings on our revolving credit facility, $0.9 million from the exercise of stock options, $0.2 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and an income tax benefit of $3.9 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.6 million of treasury stock during the six months ended June 30, 2011, incurred $5.3 million in deferred financing cost related to our new credit facilities, made a scheduled $3.8 million payment on our term loan, and repaid obligations of $8.0 million related to the First Rx Specialty and Mail Services, LLC arrangement. In the prior year period, we received proceeds of $2.7 million from the exercise of stock options, $0.2 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $3.9 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.1 million of treasury stock during the six months ended June 30, 2010 and incurred $0.1 million in additional deferred financing cost related to our credit facilities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe we have minimal market risk inherent in our financial position. We do not hold any derivative financial instruments for trading purposes. Our market risk primarily represents the potential loss arising from adverse changes in market interest rates. Our results from operations could be impacted by decreases in interest rates on our cash and cash equivalents. Additionally, we may be exposed to market risk from changes in interest rates related to our term loan facility and debt outstanding under our credit facility. We do not expect our cash flows to be affected to any significant degree by a sudden change in market interest rates.

We operate our business within the United States and Puerto Rico and execute all of our transactions in U.S. dollars and therefore do not have any foreign currency exchange risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will be excluding WHI from our assessment of internal controls over financial reporting in 2011 because it was acquired by us in a business combination during 2011.

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

ITEM 6. Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement dated April 7, 2011, by and among Catalyst Health Solutions, Inc. and Goldman, Sachs & Co. as representatives of the several underwriters named therein (1)

10.1	Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 4, 2010 and amended and restated as of April 14, 2011, by and among Catalyst Health Solutions, Inc.; the lenders from time to time party thereto; SunTrust Bank as administrative agent; Goldman Sachs Lending Partners LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as co-documentation agents; and Goldman Sachs Lending Partners LLC, Citigroup Global Markets Inc., SunTrust Robinson Humphrey, Inc. and Wells Fargo Securities LLC, as joint lead arrangers and joint bookrunners (2)

10.2	Employment Agreement by and between Catalyst Health Solutions, Inc. and Deirdre Kramer (3)

10.3	Employment Agreement by and between Catalyst Health Solutions, Inc. and Timothy R. Pearson*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	XBRL Taxonomy Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith, not filed.
(1)	Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K Current Report filed on April 11, 2011.
(2)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on April 20, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on July 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

August 5, 2011	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer and Director

August 5, 2011	By:	/s/ Deirdre Kramer
Deirdre Kramer
Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)