Form 10-Q
period 2011-09-30
CATALYST HEALTH SOLUTIONS, INC.
filed 2011-11-04
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 25, 2011, there were 50,025,659 shares outstanding of the registrant’s common stock, par value $0.01 per share.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

Third Quarter 2011 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM  1. Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$72,250	$157,843
Accounts receivable, net of allowances of $4,266 and $2,599 at September 30, 2011 and December 31, 2010, respectively	358,052	205,538
Rebates receivable, net of allowances of $3,313 and $1,377 at September 30, 2011 and December 31, 2010, respectively	253,968	162,395
Inventory, net of allowances of $99 and $46 at September 30, 2011 and December 31, 2010, respectively	2,990	3,405
Income taxes receivable	8,939	3,415
Deferred income taxes	3,022	1,657
Other current assets	68,840	11,682

Total current assets	768,061	545,935
Property and equipment, net of accumulated depreciation of $23,383 and $17,485 at September 30, 2011 and December 31, 2010, respectively	47,454	30,759
Goodwill	763,033	396,995
Intangible assets, net	330,545	158,871
Restricted cash	45,000	—
Investments, net	5,087	889
Other assets	10,934	8,587

Total assets	$1,970,114	$1,142,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$436,634	$187,401
Rebates payable	249,365	177,346
Accrued expenses and other current liabilities	103,197	64,942
Current maturities of long-term debt	7,500	7,500

Total current liabilities	796,696	437,189
Long-term debt	290,000	140,625
Deferred rent expense	2,996	2,440
Deferred income taxes	24,780	18,694
Other liabilities	31,262	4,965

Total liabilities	1,145,734	603,913

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 49,990 and 44,980 shares issued at September 30, 2011 and December 31, 2010, respectively	500	450
Additional paid-in capital	481,572	239,699
Treasury stock, at cost, 344 shares and 271 shares at September 30, 2011 and December 31, 2010, respectively	(11,306)	(7,791)
Accumulated other comprehensive loss	(30)	(30)
Retained earnings	353,644	305,795

Total stockholders’ equity	824,380	538,123

Total liabilities and stockholders’ equity	$1,970,114	$1,142,036

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenue (excludes member co-payments of $598,035, $251,412, $1,269,549 and $736,789 for the three and nine months ended September 30, 2011 and 2010, respectively)	$1,429,377	$925,056	$3,784,938	$2,647,475

Direct expenses	1,345,294	863,313	3,569,678	2,479,361
Selling, general and administrative expenses	57,784	26,739	133,328	73,031

Total operating expenses	1,403,078	890,052	3,703,006	2,552,392

Operating income	26,299	35,004	81,932	95,083
Interest and other income	7	695	226	874
Interest expense	(2,431)	(1,286)	(5,553)	(1,739)

Income before income taxes	23,875	34,413	76,605	94,218
Income tax expense	8,633	12,908	28,756	35,813

Net income	$15,242	$21,505	$47,849	$58,405

Net income per share, basic	$0.31	$0.49	$1.02	$1.33
Net income per share, diluted	$0.31	$0.48	$1.00	$1.31
Weighted average shares of common stock outstanding, basic	48,883	43,928	47,092	43,800
Weighted average shares of common stock outstanding, diluted	49,424	44,586	47,642	44,522

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Comprehensive income:
Net income	$15,242	$21,505	$47,849	$58,405
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—	—	690

Total comprehensive income	$15,242	$21,505	$47,849	$59,095

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$47,849	$58,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,113	4,516
Amortization of intangible and other assets	19,895	5,735
(Gain) loss on disposal of property and equipment	(23)	14
Allowances on receivables	(1,166)	(5)
Deferred income taxes	4,721	2,680
Equity based compensation charges	7,489	5,252
Other non-cash income, net	(2,694)	(534)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	3,043	(10,522)
Rebates receivable	(44,767)	(33,523)
Income taxes payable	(5,494)	(5,230)
Inventory, net	415	653
Other assets	(3,457)	(4,155)
Accounts payable	26,323	(18,086)
Rebates payable	21,302	40,570
Accrued expenses and other liabilities	2,266	24,248

Net cash provided by operating activities	81,815	70,018

Cash flows from investing activities:
Purchases of property and equipment	(22,657)	(10,475)
Business acquisitions and related payments, net of cash acquired	(490,974)	(239,882)
Business acquisition related restricted cash	(40,000)	—
Restricted cash	(5,000)	—
Sales of investments	—	11,875
Other investing activities	(3,197)	—

Net cash used in investing activities	(561,828)	(238,482)

Cash flows from financing activities:
Proceeds from term loan	—	150,000
Repayments of term loan	(5,625)	—
Borrowings under revolving credit facility	367,000	—
Repayments of revolving credit facility	(212,000)	—
Deferred financing costs	(5,422)	(3,633)
Contingent consideration payments	—	(3,000)
Proceeds from equity offering	227,093	—
Repayment of First Rx Specialty and Mail Services LLC arrangement	(8,000)	—
Proceeds from exercise of stock options	1,388	3,080
Excess tax benefits due to option exercises and restricted stock vesting	5,465	4,929
Proceeds from shares issued under employee stock purchase plan	436	262
Purchases of treasury stock	(3,515)	(2,573)
Other financing activities	27,600	—

Net cash provided by financing activities	394,420	149,065

Net decrease in cash and cash equivalents	(85,593)	(19,399)
Cash and cash equivalents at the beginning of period	157,843	152,055

Cash and cash equivalents at the end of period	$72,250	$132,656

Supplemental disclosure:
Cash paid for interest	$3,945	$999
Cash paid for taxes	$24,065	$33,433

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc., a Delaware corporation (the “Company,” “our,” “we” or “us”), in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for the periods presented. Operating results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011.

Rebates payable and receivable

Rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. The Company refines its estimates each period based on actual collection and payment experience. Adjustments made to the rebate receivable estimates from prior periods increased direct expenses by $0.8 million for the three months ended September 30, 2011 and reduced direct expenses by $0.1 million for the nine months ended September 30, 2011. For the three months and nine months ended September 30, 2010, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $6.1 million and $10.8 million, respectively, or approximately 0.7% and 0.4% of direct expenses. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. There were no adjustments made to the rebate payable estimates from prior periods for the three months ended September 30, 2011 and 2010. For the nine months ended September 30, 2011 and 2010, adjustments made to rebate payable estimates from prior periods increased revenue by $1.6 million and $3.0 million, respectively, or approximately 0.1% of revenue.

Restricted cash and contingent consideration

In connection with our acquisition of Walgreens Health Initiatives, Inc. (“WHI”) (see Note 4), we may be required to pay up to an additional $40.0 million of cash consideration. This amount was deposited into an escrow account. As this deposit is restricted in nature, it is excluded from our cash and cash equivalents. Payment of this cash consideration is based upon the achievement of client retention milestones through March 31, 2014. For the nine months ended September 30, 2011, no distributions were made from the restricted cash amount. As of September 30, 2011, we have accrued a preliminary estimate of $26.0 million for contingent consideration in other liabilities on our consolidated balance sheet. As discussed in Note 4, our valuation of all assets and liabilities related to the WHI acquisition, including contingent consideration, is preliminary and subject to change.

2.	NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on testing goodwill for impairment. The amendments in the ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We are currently evaluating the impact of this ASU on our goodwill impairment testing process.

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

Summary of Financial Assets Measured on a Recurring Basis

The following tables detail the fair value measurements of our financial assets measured on a recurring basis as of September 30, 2011 and December 31, 2010 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$139,741	$139,741	$—	$—
Available for sale investments:
Auction rate securities	577	—	—	577

Total assets measured at fair value	$140,318	$139,741	$—	$577

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$144,587	$144,587	$—	$—
Available for sale investments:
Auction rate securities	577	—	—	577

Total assets measured at fair value	$145,164	$144,587	$—	$577

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Beginning Balance	$577	$577	$577	$11,343
Redemptions and sales during the period	—	—	—	(11,875)
Changes in unrealized gain included in accumulated other comprehensive income	—	—	—	1,109

Ending Balance	$577	$577	$577	$577

Investments

The following is a summary of our investments (in thousands):

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
As of September 30, 2011:
Auction rate securities	$577	$—	$48	$625
Other long-term investments	4,510	—	—	4,510

Total investments	$5,087	$—	$48	$5,135

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
As of December 31, 2010:
Auction rate securities	$577	$—	$48	$625
Other long-term investments	312	—	—	312

Total investments	$889	$—	$48	$937

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

Other long-term investments

Other long-term investments represent our investments in non-controlled companies and are recorded at cost. There were no identified events or changes in circumstances that had a significant adverse effect on the values of these investments. If there were evidence of a decline in value, which is other than temporary, the amounts would be written down to their estimated recoverable value.

Summary of Contractual Maturities

The contractual maturities of our available-for-sale ARS at September 30, 2011 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	625	577

Total	$625	$577

Fair Value of Financial Liabilities

The carrying amounts of our revolving credit facility and term loan approximate fair value as of September 30, 2011. We estimate fair market value for these liabilities based on the market value.

4.	BUSINESS COMBINATIONS

Walgreens Health Initiative, Inc.

On June 13, 2011, we completed our acquisition of Walgreens Health Initiatives, Inc. (“WHI”), which was the pharmacy benefit management, or PBM, subsidiary of Walgreen Co. (“Walgreens”). The purchase price was $485.0 million in cash and up to $40.0 million in additional cash consideration payable upon the achievement of certain client retention milestones through March 31, 2014. The estimated fair value of the contingent consideration at the acquisition date was approximately $26.0 million. Our initial valuation is preliminary. We determined the fair value of the contingent consideration using probability assessments of the expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Subsequent to our finalization of the valuation at the acquisition date, any changes to the valuation will be recorded through earnings. The cash payment for this acquisition was funded from a combination of cash on hand and amounts drawn under our revolving credit facility. The purchase price may be increased or decreased based on the net working capital of WHI. For the nine months ended September 30, 2011, we incurred approximately $12.2 million of transaction related costs, which were included in selling, general and administrative expenses in our consolidated statements of operations.

We entered into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as 10-year agreements to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members, and to provide certain administrative support services to on-going Walgreens businesses.

The purchase price of WHI was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $345.5 million, acquired technology of $11.0 million with an estimated useful life of 6 years, customer contract intangibles of $117.8 million with an estimated useful life of 13 years and other contract intangibles of $71.3 million with an estimated useful life of 9 years. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period which indicates a potential change to these valuations, the purchase price allocation is subject to adjustment.

The following table summarizes the consideration transferred to acquire WHI and the preliminary amounts of identified assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of WHI operations are included in our consolidated financial statements since the date of acquisition. Amounts are in thousands.

At June. 13, 2011
Fair value of consideration:
Cash	$485,000
Contingent consideration	25,950

Total consideration	510,950

Preliminary valuation of identifiable assets acquired and liabilities assumed:
Current assets (primarily accounts receivable and rebates receivable)	258,851
Intangible assets	200,100
Property, plant and equipment Other long-term assets	127 261
Liabilities assumed (primarily trade payable and rebates payable)	(293,852)

Total identified net assets	165,487

Goodwill	$345,463

Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of WHI.

The acquired business contributed revenue of $323.6 million and net income of $1.5 million to us for the period from June 14, 2011 to September 30, 2011. The following table sets forth certain unaudited pro forma financial data assuming the acquisition of WHI had been completed as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations if the transaction had been in effect as of the beginning of the periods presented, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

	For the three months ended September 30,	For the nine months ended September 30,
(Unaudited)	2010	2011	2010
Revenue	$1,222,615	$4,443,160	$3,565,818
Net income	$13,114	$46,401	$31,131
Net income per share, basic	$0.27	$0.95	$0.64
Net income per share, diluted	$0.27	$0.94	$0.64
Weighted average shares, basic	48,428	48,773	48,300
Weighted average shares, diluted	49,086	49,323	49,022

Acquisition of NLBP, LLC

On January 25, 2011, we acquired NLBP, LLC (“NLBP”), an Arizona limited liability company which has developed an electronic clinical messaging platform, for $6.2 million in cash.

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

At December 31, 2010, we had provisionally estimated fair values for the assets acquired and liabilities assumed at the date of acquisition. The amounts reported were considered provisional as we were completing the valuation work required to allocate the purchase price and finalize the working capital adjustments. During the second quarter of 2011, we completed the analysis and consider purchase accounting to be final. We have recast previously presented information below as if all adjustments to purchase price allocation had occurred at September 13, 2010, the date of acquisition. (Amounts are in thousands).

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

(Unaudited)	For the three months ended September 30, 2010	For the nine months ended September 30, 2010
Revenue	$1,107,101	$3,273,450
Net income	$21,541	$57,613
Net income per share, basic	$0.49	$1.32
Net income per share, diluted	$0.48	$1.29
Weighted average shares, basic	43,928	43,800
Weighted average shares, diluted	44,586	44,522

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

Acquisition of Total Script, LLC

In July 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement included contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million, based on the achievement of certain milestones and net new business acquired. Also during 2010, there were decreases of $1.1 million in the fair value of recognized amounts for the contingent consideration. There were no changes to the fair value of recognized amounts during the three months ended September 30, 2011. During the nine months ended September 30, 2011, there were decreases of $3.0 million in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The adjustments to the fair value of recognized amounts for contingent consideration were included in selling, general and administrative expenses in the consolidated statements of operation for the respective periods.

5.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

2011
Balance as of January 1, 2011	$396,995
Net adjustments to goodwill related to FutureScripts acquisitions	16,045
Goodwill acquired in current acquisitions	349,993

Balance as of September 30, 2011	$763,033

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2010 and concluded that no impairment of goodwill existed.

The following table sets forth the components of our intangible assets (in thousands):

	September 30, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$339,263	$(37,910)	$301,353	$158,754	$(22,071)	$136,683
Non-compete agreements	570	(127)	443	155	(155)	—
Trade names	18,199	(2,229)	15,970	21,856	(1,358)	20,498
Developed technology	13,248	(1,356)	11,892	1,348	(411)	937
Other PBM contracts	2,124	(1,237)	887	7,036	(6,283)	753

Total intangible assets	$373,404	$(42,859)	$330,545	$189,149	$(30,278)	$158,871

The weighted average amortization period of our intangible assets subject to amortization is 10.9 years. Customer relationships intangibles represent the estimated fair value of customer relationships at the dates of acquisition and are amortized from 5 years to 20 years. The estimated fair values are based on income-method valuation calculations. Non-compete agreements, trade names and developed technology intangibles are subject to amortization from 2 years to 20 years. The other PBM contracts class of intangibles allows us to provide PBM services, and is amortized over the expected period of future cash flow, based on management’s best estimate, which range from 5 months to 20 years.

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the three or nine months ended September 30, 2011 or 2010.

In accordance with applicable accounting guidance, acquisition-related intangible amortization expense for a customer contract related to a PBM agreement has been included as an offset to revenue in the amounts of $2.4 million and $7.3 million for the three and nine months ended September 30, 2011, respectively. For both the three and nine months ended September 30, 2010, acquisition-related intangible amortization included as an offset to revenue was $0.5 million.

The following table sets forth the estimated aggregate amortization expense of our existing intangible assets for each of the five succeeding years (in thousands):

Year ended December 31,
2011 (remaining)	$9,014
2012	$37,065
2013	$37,108
2014	$36,541
2015	$36,044

6.	FINANCING

The following table sets forth the components of our long-term debt (in thousands):

September 30, 2011
Senior secured term loan facility due August 4, 2015 with an average interest rate of 2.24% at September 30, 2011	$142,500
Revolving credit facility due August 4, 2015 with an average interest rate of 2.82% at September 30, 2011	155,000

Total debt	297,500
Less current maturities	(7,500)

Long-term debt	$290,000

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

There were draw-downs of $167.0 million and repayments of $192.0 million under the revolving credit facility during the three months ended September 30, 2011. At September 30, 2011, there was $155.0 million outstanding under our revolving credit facility.

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

Our amended senior credit facilities contain negative and affirmative covenants affecting us and our existing and future subsidiaries, with certain exceptions set forth in our amended credit agreement. Negative covenants and restrictions include: restrictions on liens, debt, dividends and other restricted payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, investments, loans, advances, restrictive agreements with subsidiaries, speculative hedging agreements and a leverage ratio of consolidated total debt to consolidated EBITDA. At September 30, 2011, we were in compliance with all covenants associated with our credit facilities.

At September 30, 2011, net deferred financing costs of $8.0 million related to the issuance of the credit facilities are being amortized over an average weighted period of 3.8 years and are reflected in other assets in the accompanying consolidated balance sheet.

7.	STOCKHOLDERS’ EQUITY

On April 13, 2011, we consummated a public offering of 6,325,000 shares of our common stock, par value $0.01 per share, of which 4,500,000 shares were sold by the Company and 1,825,000 shares were sold by one of our stockholders, Principal Holding Company, LLC (“Principal”), at a public offering price of $53.00 per share. Total proceeds to the Company, net of underwriting fees and direct offering costs of $11.4 million, were $227.1 million.

Stock Options

A summary of our stock option activity for the nine months ended September 30, 2011 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	466	$6.51
Granted	—	—
Exercised	(213)	6.61
Forfeited or expired	—	—

Outstanding at September 30, 2011	253	$6.43

Exercisable at September 30, 2011	253	$6.43

The aggregate intrinsic value of exercisable stock options at September 30, 2011 was approximately $13.0 million with a weighted average remaining life of 0.8 years. The total intrinsic value of stock options exercised during the nine months ended September 30, 2011 and 2010 was approximately $10.1 million and $10.2 million, respectively.

Restricted Stock Awards

A summary of our restricted share activity for the nine months ended September 30, 2011 is as follows (in thousands, except for weighted-average fair value per share):

	Shares	Weighted- Average Fair Value Per Share
Non-vested shares outstanding at December 31, 2010	650	$31.52
Granted	326	49.80
Vested	(232)	31.05
Forfeited	(39)	39.07

Non-vested shares outstanding at September 30, 2011	705	$39.71

The fair value of restricted shares, based on our stock price at the date of grant, is expensed over the vesting period. As of September 30, 2011, the total remaining unrecognized compensation cost related to non-vested restricted shares was approximately $23.8 million with a weighted average period over which it is expected to be recognized of 2.9 years.

Common Stock Warrants

Pursuant to an acquisition in 2010, we issued 100,000 common stock warrants. These warrants, which expire on August 25, 2013, had an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at September 30, 2011.

Pursuant to an acquisition in 2004, we issued common stock warrants of 55,000, 100,000 and 100,000, effective in 2007, 2006 and 2005, respectively, at an exercise price of $15.45 per share and were valued in total at approximately $2.5 million using the Black-Scholes equity-pricing model. These 255,000 common stock warrants remain issued and outstanding at September 30, 2011.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 17,470 and 73,470 shares were purchased at a cost of approximately $0.9 million and $3.5 million for the three months and nine months ended September 30, 2011, respectively.

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

The income tax rates were 36.2% and 37.5% during the three months ended September 30, 2011 and 2010, respectively, and 37.5% and 38.0% during the nine months ended September 30, 2011 and 2010, respectively. These rates represent the percentage relationship of the provision for income taxes to the income before provision for income taxes. Our tax rates in 2011 were favorably impacted by the recognition of certain discrete tax items which must be recognized in the period in which they are identified. The discrete items amounted to $0.2 million and $0.3 million for the three months and nine months ended September 30, 2011, and were related to recognized tax credits and to 2010 provision-to-tax return adjustments.

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share computations (amounts in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income available to common stockholders	$15,242	$21,505	$47,849	$58,405

Calculation of shares:
Weighted average common shares outstanding, basic	48,883	43,928	47,092	43,800
Dilutive effect of stock options, restricted stock awards and warrants	541	658	550	722

Weighted average common shares outstanding, diluted	49,424	44,586	47,642	44,522

Net income per common share, basic	$0.31	$0.49	$1.02	$1.33

Net income per common share, diluted	$0.31	$0.48	$1.00	$1.31

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

In connection with First Rx Specialty and Mail Services, LLC, an entity that we formed in December 2008, we received $7.0 million in cash in December 2008 and $1.0 million in cash in the first quarter of 2009. We had considered the accounting for the arrangement and had recorded a liability in our consolidated balance sheet. Also, as a part of this arrangement, we recognized expense, of which approximately $0.3 million was recognized in 2011, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. In accordance with the terms of the arrangement, we have paid this total liability during the second quarter of 2011.

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

OVERVIEW

Catalyst Health Solutions, Inc. is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name Catalyst Rx. We are built on strong, innovative principles in the management of prescription drug benefits and our client-centered philosophy contributes to our client retention rates. Our clients include self-insured employers; state and local governments; managed care organizations, or MCOs; unions; third-party administrators, or TPAs; hospices; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs.

We provide our clients access to a contracted, non-exclusive national network of approximately 65,000 pharmacies. Our primary business is to provide our clients and their members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information and offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, including applicable claims processing fees, and make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates.

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

For the three months ended September 30, 2011, our revenue increased by 55% to approximately $1.4 billion from $0.9 billion for the same period in 2010. For the nine months ended September 30, 2011, our revenues increased by 43% to approximately $3.8 billion from $2.6 billion for the same period in 2010. Our increase in revenue in 2011 is primarily due to our acquisitions of WHI, FutureScripts and inPharmative, which contributed revenue of $0.5 billion and $0.9 billion for the three months and nine months ended September 30, 2011, respectively, as well as to our initiation of services with several new PBM clients. Also, for the three and nine months ended September 30, 2011, acquisition-related intangible amortization expense of $2.4 million and $7.3 million, respectively, for a customer contract related to a PBM agreement has been included as an offset to revenue. For both the three and nine months ended September 30, 2010, acquisition-related intangible amortization included as an offset to revenue was $0.5 million. Total claims processed, excluding administrative service only (ASO) claims, increased to 24.4 million for the three months ended September 30, 2011, from 17.0 million during the same period in 2010. ASO claims were 19.9 million and 0.1 million for the three months ended September 30, 2011 and 2010, respectively. Total claims processed, excluding ASO claims, increased to 66.4 million for the nine months ended September 30, 2011, from 49.3 million during the same period in 2010. ASO claims were 24.1 million and 0.4 million for the nine months ended September 30, 2011 and 2010, respectively. For the three and nine months ended September 30, 2011, our revenue per claim processed, excluding ASO claims, increased by approximately 6.9% and 5.7% respectively, when compared to the same period in 2010. The increase in revenue per claim processed in 2011 was primarily caused by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization.

The portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. There were no adjustments made to the rebate payable estimates from prior periods for the three months ended September 30, 2011. For the nine months ended September 30, 2011, adjustments made to rebate payable estimates from prior periods increased revenue by $1.6 million, or approximately 0.1% of revenue. For the three months ended September 30, 2010, there were no adjustments made to the rebate payable estimates from prior periods. For the nine months ended September 30, 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $3.0 million, or approximately 0.1% of revenue.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $598.0 million and $251.4 million for the three months ended September 30, 2011 and 2010, respectively, and an increase in our reported revenue and direct expenses of $1,269.5 million and $736.8 million for the nine months ended September 30, 2011 and 2010, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Reported revenue	$1,429.4	$925.1	$3,784.9	$2,647.5
Member co-payments	598.0	251.4	1,269.5	736.8

Total	$2,027.4	$1,176.5	$5,054.4	$3,384.3

Reported direct expenses	$1,345.3	$863.3	$3,569.7	$2,479.4
Member co-payments	598.0	251.4	1,269.5	736.8

Total	$1,943.3	$1,114.7	$4,839.2	$3,216.2

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

Acquisition of Walgreens Health Initiative, Inc.

On June 13, 2011, we completed our acquisition of Walgreens Health Initiatives, Inc. (“WHI”), which was the pharmacy benefit management, or PBM, subsidiary of Walgreen Co. (“Walgreens”). The purchase price was $485.0 million in cash and up to $40.0 million in additional cash consideration payable upon the achievement of certain client retention milestones through March 31, 2014. A portion of the purchase price was dependent on retention of certain WHI clients and deemed contingent consideration for accounting purposes. The estimated fair value of the contingent consideration at the acquisition date was approximately $26.0 million. Our initial valuation is preliminary. We determined the fair value of the contingent consideration using probability assessments of the expected future cash flows over the period in which the obligation is expected to be settled, and apply a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Subsequent to our finalization of the valuation at the acquisition date, any changes to the valuation will be recorded through earnings. The cash payment for this acquisition was funded from a combination of cash on hand and amounts drawn under our revolving credit facility. The purchase agreement calls for a purchase price adjustment which may be increased or decreased based on the net working capital of WHI.

For the nine months ended September 30, 2011, we incurred approximately $12.2 million of transaction related costs, which were included in selling, general and administrative expenses in our consolidated statement of operations.

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

The purchase price of WHI was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in goodwill of $345.5 million, acquired technology of $11.0 million with an estimated useful life of 6 years, customer contract intangibles of $117.8 million with an estimated useful life of 13 years and other contract intangibles of $71.3 million with an estimated useful life of 9 years. Because valuations of acquired assets and liabilities are in process, and information may become available within the measurement period which indicates a potential change to these valuations, the purchase price allocation is subject to adjustment. Goodwill related to this acquisition is deductible for tax purposes.

The acquisition was accounted for as a purchase, and accordingly, the results of WHI operations are included in our consolidated financial statements since the date of acquisition.

Acquisition of NLBP, LLC

On January 25, 2011, we acquired NLBP, LLC, an Arizona limited liability company which has developed an electronic clinical messaging platform, for $6.2 million in cash.

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

Acquisition of Total Script, LLC

In July 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement includes contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million, based on the achievement of certain milestones and net new business acquired. Also during 2010, there were decreases of $1.1 million in the fair value of recognized amounts for the contingent consideration. There were no changes to the fair value of recognized amounts during the three months ended September 30, 2011. During the nine months ended September 30, 2011, there were decreases of $3.0 million in the fair value of recognized amounts for the remaining contingent consideration primarily due to revised assumptions regarding net new business contracted. The adjustments to the fair value of recognized amounts for contingent consideration were included in selling, general and administrative expenses in the consolidated statements of operation for the respective periods.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue. Revenue from operations for the three months ended September 30, 2011 and 2010 were approximately $1.4 billion and $0.9 billion, respectively. Revenue increased over the comparable period in 2010 by $0.5 billion. Total claims processed, excluding ASO claims, increased to 24.4 million for the three months ended September 30, 2011 from 17.0 million for the same period in 2010. Our increase in revenue and prescription volume in 2011 is primarily due to our initiation of services with several new PBM clients, as well as our acquisitions of WHI, FutureScripts and inPharmative which contributed revenue of approximately $0.5 billion. Also, for the three months ended September 30, 2011, acquisition related intangible amortization expense of $2.4 million for a customer contract related to a PBM agreement has been included as an offset to revenue. For the three months ended September 30, 2010, acquisition-related intangible amortization included as an offset to revenue was $0.5 million.

For the three months ended September 30, 2011, our revenue per claim processed, excluding ASO claims, increased by approximately 6.9% when compared to the same period in 2010. The increase in revenue per claim processed for 2011 was primarily due to manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. There were no adjustments made to the rebate payable estimates from prior periods for the three months ended September 30, 2011 and 2010.

Direct Expenses. Direct expenses for the three months ended September 30, 2011 and 2010 were approximately $1.3 billion and $0.9 billion, respectively. Direct expenses increased by approximately $0.4 billion over the comparable period in 2010, primarily related to the $0.5 billion increase in overall revenue. Direct expenses for the three months ended September 30, 2011 and 2010 represented 95.9% and 97.0% of total operating expenses, respectively. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. For the three months ended September 30, 2011, adjustments made to the rebate receivable estimates from prior periods increased direct expenses by $0.8 million. For the three months ended September 30, 2010, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $6.1 million, or approximately 0.7% of direct expenses.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower-cost network pharmacies. Our gross margin increased to $84.1 million for the three months ended September 30, 2011 from $61.7 million for the comparable period in 2010. Gross margin as a percentage of revenue was 5.9% and 6.7% for the three months ended September 30, 2011 and 2010, respectively. In 2011, gross margin percentages were reduced primarily by the impact of WHI, FutureScripts and new client implementations and renewals. The decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the three months ended September 30, 2011, selling, general and administrative expenses increased by approximately $31.0 million over the same period in the prior year to $57.8 million, or 4.1% of operating expenses. For the three months ended September 30, 2010, selling, general and administrative expenses was $26.7 million, or 3.0% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with the incremental costs related to acquisitions, our growth and the associated personnel, facility and vendor costs to serve and implement new clients. For the three months ended September 30, 2011, we incurred approximately $16.2 million of WHI transaction and integration related costs.

Selling, general and administrative expenses of $57.8 million for the three months ended September 30, 2011, consisted of $22.0 million in compensation and benefits, which includes $2.2 million in non-cash compensation, $18.7 million in professional fees, which includes $13.4 million of transition and integration related costs, $3.7 million in facility costs, $2.0 million in travel expenses, $1.0 million in insurance and other corporate expenses, $0.5 million in non-employee non-cash compensation expense, $0.6 million in recruitment and temporary help, $0.9 in other and $8.4 million in depreciation and amortization.

Selling, general and administrative expenses of $26.7 million for the three months ended September 30, 2010, consisted of $13.2 million in compensation and benefits, which includes $1.1 million in non-cash compensation, $4.1 million in professional fees and technology services, $2.6 million in facility costs, $1.6 million in travel expenses, $1.0 million in insurance and other corporate expenses, $0.3 million in non-employee non-cash compensation expense, $0.4 million in recruitment and temporary help, $0.5 million in other and $3.0 million in depreciation and amortization.

Interest and Other Income. Interest income decreased by $0.7 million for the three months ended September 30, 2011. The decrease was primarily due to changes in our average balances and reductions in average market interest rates in short-term investments during the period.

Interest Expense. Interest expense increased to $2.4 million for the three months ended September 30, 2011 from $1.3 million in the comparable period in 2010. The increase was primarily attributable to interest expense associated with our credit facilities and the amortization of related financing costs.

Income Tax Expense. The income tax rate of 36.2% during the three months ended September 30, 2011 and 37.5% for the three months ended September 30, 2010 represent the percentage relationship of the provision for income taxes to the income before provision for income taxes. Our tax rate in 2011 was favorably impacted by the recognition of certain discrete tax items which were recognized in the quarter.

Net Income. Net income for the three months ended September 30, 2011 decreased by approximately $6.3 million over the same period in 2010 to $15.2 million. The decrease in net income was primarily a result of reduced gross margin percentages and an increase in selling, general and administrative expenses, much of which relates to the integration of WHI.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue. Revenue from operations for the nine months ended September 30, 2011 and 2010 were $3.8 billion and $2.6 billion, respectively. Revenue increased over the comparable period in 2010 by approximately $1.2 billion. Total claims processed, excluding ASO claims, increased to 66.4 million for the nine months ended September 30, 2011 from 49.3 million for the same period in 2010. Our increase in revenue and prescription volume in 2011 was primarily due to our initiation of services with several new PBM clients, as well as our acquisitions of WHI, FutureScripts and inPharmative which contributed revenue of $0.9 billion. Also, for the nine months ended September 30, 2011, acquisition related intangible amortization expense of $7.3 million for a customer contract related to a PBM agreement has been included as an offset to revenue. For the nine months ended September 30, 2010, acquisition-related intangible amortization included as an offset to revenue was $0.5 million.

For the nine months ended September 30, 2011, our revenue per claim processed, excluding ASO claims, increased by approximately 5.7% when compared to the same period in 2010. The increase in revenue per claim processed for 2011 was primarily due to manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third party intermediary rebates due to clients is recorded as a reduction of revenue. For the nine months ended September 30, 2011, adjustments were made to the rebate payable estimates from prior periods which increased revenue by approximately $1.6 million, or approximately 0.1% of revenue. For the nine months ended September 30, 2010, adjustments made to the rebate payable estimates from prior periods increased revenue by approximately $3.0 million, or approximately 0.1% of revenue.

Direct Expenses. Direct expenses for the nine months ended September 30, 2011 and 2010 were $3.6 billion and $2.5 billion, respectively. Direct expenses increased by $1.1 billion over the comparable period in 2010, primarily related to the $1.2 billion increase in overall revenue. Direct expenses for the nine months ended September 30, 2011 and 2010 represented 96.4% and 97.1% of total operating expenses, respectively. Additionally, rebates earned under arrangements with manufacturers or third party intermediaries are predominately recorded as a reduction of direct expenses. For the nine months ended September 30, 2011, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $0.1 million. For the nine months ended September 30, 2010, adjustments made to the rebate receivable estimates from prior periods reduced direct expenses by $10.8 million, or approximately 0.4% of direct expenses.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower cost network pharmacies. Our gross margin increased to $215.3 million for the nine months ended September 30, 2011 from $168.1 million for the comparable period in 2010. Gross margin as a percentage of revenue was 5.7% and 6.3% for the nine months ended September 30, 2011 and 2010. In 2011, gross margin percentages were reduced primarily by the impact of WHI, FutureScripts and new client implementations and renewals. The decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative. For the nine months ended September 30, 2011, selling, general and administrative expenses increased by approximately $60.3 million over the same period in the prior year to $133.3 million, or 3.6% of operating expenses. For the nine months ended September 30, 2010, selling, general and administrative expenses was $73.0 million, or 2.9% of operating expenses. The increase in selling, general and administrative expenses was primarily associated with the incremental costs related to acquisitions, our growth and the associated personnel, facility and vendor costs to serve and implement new clients. For the nine months ended September 30, 2011, we incurred $34.1 million of WHI transaction and integration related costs.

Selling, general and administrative expenses of $133.3 million for the nine months ended September 30, 2011, consisted of $52.1 million in compensation and benefits, which includes $6.0 million in non-cash compensation, $42.9 million in professional fees, which includes $29.9 million of transition and integration related cost, $10.0 million in facility costs, $4.9 million in travel expenses, $2.9 million in insurance and other corporate expenses, $1.4 million in non-employee non-cash compensation expense, $2.0 million in recruitment and temporary help, $0.5 million in other, which includes an offset of $3.0 million for an adjustment to the fair value of contingent consideration, and $16.6 million in depreciation and amortization.

Selling, general and administrative expenses of $73.0 million for the nine months ended September 30, 2010, consisted of $37.3 million in compensation and benefits, which includes $4.0 million in non-cash compensation, $9.6 million in professional fees and technology services, $7.5 million in facility costs, $3.8 million in travel expenses, $2.6 million in insurance and other corporate expenses, $1.3 million in non-employee non-cash compensation expense, $0.8 million in recruitment and temporary help, $1.8 million in other and $8.3 million in depreciation and amortization.

Interest and Other Income. Interest and other income decreased to $0.2 million for the nine months ended September 30, 2011 from $0.9 million in the comparable period in 2010. The decrease was primarily due to changes in our average balances and reductions in average market interest rates in short-term investments during the period.

Interest Expense. Interest expense increased to $5.6 million for the nine months ended September 30, 2011 from $1.7 million in the comparable period in 2010. The increase was primarily attributable to interest expense associated with our credit facilities and the amortization of related financing costs.

Income Tax Expense. The income tax rate of 37.5% during the nine months ended September 30, 2011 and 38.0% during the comparable period in 2010 represent the percentage relationship of the provision for income taxes to the income before provision for income taxes. Our tax rate in 2011 was favorably impacted by the recognition of certain discrete tax items which were recognized during the period.

Net Income. Net income for the nine months ended September 30, 2011 decreased by approximately $10.6 million over the same period in 2011 to $47.8 million. The decrease in net income was primarily a result of reduced gross margins percentages and an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and, most recently, through the proceeds of a public offering of shares of our common stock. During the last several years, we have generated positive cash flow from operations and anticipate similar results for the remainder of 2011. At September 30, 2011, our cash and cash equivalents were $72.3 million. The net decrease of $85.6 million in our cash and cash equivalents since the end of fiscal 2010 resulted primarily from the cash provided by our operating activities and financing activities offset by cash used in the acquisition of WHI.

On April 13, 2011, we consummated a public offering of 6,325,000 shares of our common stock, par value $0.01 per share, of which 4,500,000 shares were sold by the Company and 1,825,000 shares were sold by one of our stockholders, Principal Holding Company, LLC (“Principal”), at a public offering price of $53.00 per share. Total proceeds to the Company, net of underwriting fees, were $227.1 million.

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

During the nine months ended September 30, 2011, we borrowed $367.0 million under our revolving credit facility and made $212.0 million of repayments. The outstanding balance under the revolving credit facility at September 30, 2011 was $155.0 million, down $25.0 million from June 30, 2011. The term loan facility balance at September 30, 2011 was $142.5 million and amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, with such payments having commenced on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount. We anticipate repaying the term loan and revolving credit facility through our operating cash flows.

Net Cash Provided by Operating Activities. Our operating activities generated $81.8 million of cash from operations in the nine-month period ended September 30, 2011, an $11.8 million change from the $70.0 million cash provided in the comparable prior year period. This $81.8 million in cash provided by operating activities in 2011 reflects $47.8 million in net income, plus $34.3 million in net non-cash charges and a $0.3 million net decrease in cash provided by changes in working capital and other assets and liabilities. This $0.3 million net decrease in cash provided by changes in working capital, net of effects from acquisitions, was primarily due to changes in rebates receivable of $44.7 million, income taxes payable of $5.5 million and other assets of $3.4 million, offset by changes in accounts receivable of $3.0 million, accounts payable of $26.3 million, rebates payable of $21.3 million, accrued expense and other liabilities of $2.3 and inventory of $0.4 million. The changes in rebates receivable reflect the impact of the timing of the collection of these receivables. The changes in accounts payable reflect the temporary benefit in the timing of payments of these payables.

The $70.0 million in cash provided by operating activities in 2010 reflects $58.4 million in net income, plus $17.7 million in net non-cash charges and a $6.1 million net decrease in cash provided by changes in working capital and other assets and liabilities. This $6.1 million net decrease in cash provided by changes in working capital, net of effects from acquisitions, was primarily due to changes in accounts receivable of $10.5 million, rebates receivable of $33.5 million, income tax receivable $5.2 million, accounts payable of $18.1 million and other assets of $4.2 million, offset by changes in rebates payable of $40.6 million, accrued liabilities of $24.2 million and inventory of $0.6 million. The changes in accounts receivable and rebates receivable reflect the impact the timing of the collection of these receivables. The changes in rebates payable reflect the temporary benefit in the timing of payments of these payable. The change in accounts payable reflects the reduction in a previous realized temporary benefit in the timing of payments of our accounts payable.

Net Cash Used in Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2011 was $561.8 million compared to $238.5 million of cash used in the prior year period. The cash used in the current period reflects expenditures of $491.0 million for business acquisitions, $40.0 million in business acquisition related restricted cash, $5.0 million in restricted cash, $22.6 million in capital expenditures, and other investing activities of $3.2 million. The $238.5 million of net cash provided for the nine months ended September 30, 2010 reflects expenditures of $239.9 million for business acquisitions and $10.5 million in capital expenditures, offset by marketable securities sales of $11.9 million.

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2011 was $394.4 million compared to $149.1 million in the prior year period. In the current period, we received $227.1 million from an equity offering, $155.0 million from net borrowings on our revolving credit facility, $1.4 million from the exercise of stock options, $0.4 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan, an income tax benefit of $5.4 million related to the exercise of stock options and restricted stock vesting, and other financing activities of $27.6 million. Additionally, we purchased $3.5 million of treasury stock during the nine months ended September 30, 2011, incurred $5.4 million in deferred financing cost related to our credit facilities, made a scheduled $5.6 million payment on our term loan, and repaid obligations of $8.0 million related to the First Rx Specialty and Mail Services, LLC arrangement. In the prior year period, we received $150.0 million from term loan proceeds, $3.1 million from the exercise of stock options, $0.3 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $4.9 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.6 million of treasury stock during the nine months ended September 30, 2010, incurred $3.6 million in deferred financing cost related to our new credit facilities, and made a $3.0 million contingent consideration payment.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will be excluding WHI from our assessment of internal controls over financial reporting in 2011 because it was acquired by us in a business combination during 2011.

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

ITEM 6. Exhibits

Exhibit No.	Description

10.2	Employment Agreement by and between Catalyst Health Solutions, Inc. and Deirdre Kramer (1)

10.3	Employment Agreement by and between Catalyst Health Solutions, Inc. and Timothy R. Pearson (2)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes Oxley Act of 2002**

101.INS	XBRL Taxonomy Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith, not filed.
(1)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on July 14, 2011.
(2)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report filed on August 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

November 4, 2011	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer

November 4, 2011	By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)