Form 10-K
period 2011-12-31
CATALYST HEALTH SOLUTIONS, INC.
filed 2012-02-24
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-31014

CATALYST HEALTH SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-2181356
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

800 King Farm Boulevard, Rockville, Maryland 20850

(Address of principal executive offices, Zip Code)

Registrant’s telephone number, including area code: (301) 548-2900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $2,495,074,791 based on the closing price of $55.82 as reported on the NASDAQ Global Select Market. Solely for the purposes of this calculation, directors and officers of the registrant are deemed to be affiliates.

As of February 1, 2012, there were 44,977,094 shares outstanding of the registrant’s $0.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for its annual meeting of stockholders to be held on June 4, 2012, a definitive copy of which will be filed within 120 days of December 31, 2011, is incorporated by reference in Part III of this Report on Form 10-K.

Catalyst Health Solutions, Inc.

Form 10-K

December 31, 2011

Special Note Regarding Forward-Looking Statements

This Form 10-K, including documents incorporated by reference, may contain certain forward-looking statements including, without limitation, statements concerning Catalyst Health Solutions, Inc.’s (the “Company,” “our,” “we” or “us”) operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on our current expectations and are based on a number of risks and uncertainties, including, without limitation, (i) general adverse economic conditions; (ii) changes in governmental laws and regulations; (iii) our ability to compete effectively in the pharmacy benefit management industry; (iv) our relationships with key clients, pharmacy network affiliations and various pharmaceutical manufacturers and rebate intermediaries; (v) changes in industry pricing benchmarks; (vi) uncertainties relating to the transition and integration of completed and future acquisitions and/or expansion opportunities; (vii) our current level of indebtedness and any future indebtedness we may incur; (viii) disruption in our operations; (ix) unanticipated changes in our ability to execute our growth strategy; (x) generic utilization levels; (xi) insufficient insurance coverage to cover costs associated with litigation and those risks identified under Item 1A “Risk Factors” and elsewhere in this Form 10-K, including the documents incorporated by reference. Actual results could differ materially from results referred to in the forward-looking statements. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements contained in this Form 10-K will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Form 10-K and in our other filings with the Securities and Exchange Commission, or SEC, that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

ITEM 1.	BUSINESS

The following description of our business should be read in conjunction with the information included elsewhere in this Form 10-K for the year ended December 31, 2011. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in “Risk Factors” and elsewhere in this Form 10-K. References in this Form 10-K to “we,” “our,” “us,” or the “Company,” refer to Catalyst Health Solutions, Inc.

Overview

Catalyst Health Solutions, Inc. is a full-service pharmacy benefit management, or PBM, company. We operate primarily under the brand name “Catalyst Rx”. We are built on strong, innovative principles in the management of prescription drug benefits and our client-centered philosophy contributes to our client retention rates. Our clients include self-insured employers; state and local governments; managed care organizations, or MCOs; unions; third-party administrators, or TPAs; hospices; and individuals who contract with us to administer the prescription drug component of their overall health benefit programs.

We provide our clients access to a contracted, non-exclusive national network of approximately 65,000 pharmacies. Our primary business is to provide our clients and their members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and we offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, including applicable claims processing fees, and make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates. Total claims processed, excluding administrative services only (ASO) claims, increased to 92.5 million in 2011 from 69.7 million in 2010. ASO claims were 45.2 million and 0.5 million in 2011 and 2010, respectively. Our revenue increased by approximately 42% to $5.3 billion in 2011 from $3.8 billion in 2010.

Pharmacy benefit claim payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed. When we administer pharmacy reimbursement contracts and do not substantially assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers or third-party intermediaries are predominately recorded as a reduction of direct expenses. The portion of manufacturer or third-party intermediary rebates due to clients is recorded as a reduction of revenue.

We were incorporated in Delaware in 1999. Our principal executive offices are located at 800 King Farm Boulevard, 4th Floor, Rockville, Maryland 20850. Our telephone number is 301-548-2900.

Our Internet Web site is www.chsi.com. We make available free of charge on or through the Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. This reference to our Web site is for the convenience of shareholders as required by the SEC and shall not be deemed to incorporate any information on the Web site into this Form 10-K or our other filings with the SEC.

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

The Industry

The PBM industry has developed and grown in response to trends of increased utilization and demand for pharmaceuticals, increased unit costs, broader application of prescription drugs to various conditions in recent years and changes due to health care reform legislation. These trends and other factors have combined to create a significant and recurring escalation in the cost of drug coverage offered by self-insured employers, including state and local governments, MCOs, unions, TPAs and hospices. In order to understand, manage and mitigate the effects of these trends, many of these payor organizations have contracted for the specialized services offered by PBMs. According to the journal Health Affairs, overall pharmacy expenditures in the United States are expected to be approximately $290.2 billion in 2012, a 5.3% increase over 2011. Also, while pharmacy expenditure increases have moderated since a peak period from the late 1990s through mid 2000s, average annual increases of 6.7% are expected through 2020. Prescription drug spending growth through 2020 is primarily attributable to the expectation of a substantial increase in the use of prescription drugs by newly insured portions of the population as well as a projected leveling off of the dispensing rate for generic drugs resulting in higher drug price growth and higher spending for new prescription drugs.

Additional factors contributing to the increase in pharmacy spending include:

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

Over the past several years, plan designs have increasingly focused on the use of three-tier or four-tier co-payment structures. Co-payments represent that portion of the cost of a prescription paid for by the member at the time the drug is dispensed. The purpose of these tiered designs and the use of drug-specific formulary lists is to create financial incentives for members to utilize generic drugs where available and to select the most cost-effective brand drugs indicated for a specific diagnosis or condition. In general, these plans incorporate the lowest member co-payments for generic drugs, with increases in co-payments for preferred brand drugs and co-payments reaching their highest level for non-preferred brands. For example, under a typical three-tier payment structure, these categories might require member co-payments of $10, $25 and $40, respectively. The use of these tiered plans has increased significantly over the past decade and now applies to more than 98% of employer-sponsored members. In recent years, both the levels of member co-payment and the differential between tiers have continued to increase.

Competition

We believe the primary competitive factors in our business are price, quality of service and scope of available services. Market share for PBM services in the United States is highly concentrated, with a few large firms controlling more than 70% of prescription volume. These larger national and regional PBMs, such as Medco Health Solutions, Inc. (“Medco”), CVS/Caremark Rx, Inc. (“Caremark”) and Express Scripts, Inc. have significantly greater financial, marketing and technological resources at their disposal to expand client base and grow their business. Large health insurers and certain MCOs, drug retailers and physician practice management companies may also own their own PBM. However, in the midst of recent economic times, some have either sold, or are considering the sale of, their PBM capabilities in order to raise additional funding to support their core businesses.

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

We have demonstrated our ability to serve a broad range of clients from large and regional managed care organizations, to employer groups, including state and local governments, to unions, third-party administrators and hospices. We believe the following are our principal strengths and are critical to our ongoing competitiveness:

Customized Programs and Services – We believe it is important to provide our clients with customized solutions and recommendations made with their unique interests in mind. Accordingly, the formulary, plan designs and trend management solutions we suggest to clients are highly flexible and not influenced by manufacturer relationships.

Local Market Presence – Our local market presence in Alabama, Colorado, Florida, Georgia, Hawaii, Illinois, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, Puerto Rico and Texas allows us to offer attractive benefit pricing based on local pharmacy network rates and formulary design. Through these local offices, we provide strategic account management and clinical services, including targeted member and physician education programs.

Information-Based Cost Containment Methods – Through the use of proprietary information technology systems, we provide our clients and members with access to information on a rapid basis, which allows us to work with our clients and members in a collaborative fashion to manage the costs of their prescription drugs. For example, our Web-based reporting system allows clients to choose which metrics are most important to them for the purposes of evaluating their pharmacy program. We then produce and review these reports, and provide recommendations for key performance indicators and targeted disease states. In addition, members can access our Web-based tools to evaluate their costs for selected drugs and pharmacies, compare drug and pharmacy alternatives including low cost retail programs, and evaluate the savings opportunities represented by each. We believe these services allow us to further differentiate ourselves from our competitors.

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

Customers.

Our client agreements provide for the pharmacy benefit management services we deliver to our customers, comprised of pharmacy benefit plan and formulary design, pharmacy claims adjudication, access to programs designed to optimize clinical outcomes, access to our pharmacy network for purposes of dispensing prescriptions to clients’ members, mail order pharmacy services, and management of rebates attributable to branded drugs paid by pharmaceutical manufacturers or third-party intermediaries. Our client agreements contain negotiated pricing guarantees with respect to drugs dispensed under clients’ plans, negotiated performance guarantees with respect to the administrative services we provide, and negotiated commitments with respect to rebates payable to our clients. In general, for our institutional clients such as state entities, we agree to pricing, performance guarantees, and/or rebate commitments that are more favorable to those types of clients as compared to the terms for our other clients. Also, we generally agree to invest more in local client support and other customized client services for our largest clients.

In 2011, our largest customers, Independence Blue Cross and Wellmark Blue Cross Blue Shield of Iowa, accounted for approximately 16% and 10% of our consolidated revenue, respectively. Our ten largest customers, including Independence Blue Cross and Wellmark Blue Cross Blue Shield of Iowa, accounted for 57% of our 2011 consolidated revenue. In 2010, our then largest customers, Wellmark Blue Cross Blue Shield of Iowa and the State of Maryland, accounted for 14% and 10% of our consolidated revenue, respectively. In addition, we generated approximately 7% of our revenue for the three and a half months ended December 31, 2010 from Independence Blue Cross, following our acquisition of FutureScripts LLC on September 13, 2010. Our ten largest customers, including Wellmark Blue Cross Blue Shield of Iowa, the State of Maryland, and Independence Blue Cross, accounted for 70% of our 2010 consolidated revenue. The State of Maryland, which constituted approximately 7% of our 2011 revenue, informed us on February 8, 2012 that it would be terminating its agreement with us effective as of May 15, 2012, which had been extended beyond its original termination date of June 30, 2011 because of a bid protest process.

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

•

Unions: According to the AFL-CIO, union members make up over 10% of the U.S. workforce and work in all types of jobs and industries. Union members include teachers, coal miners, construction workers, nurses, firefighters, musicians, engineers, electricians and more. Through collective bargaining, unions are able to negotiate for healthcare benefits that deliver a high quality of care with minimal member cost share. Unions are challenged with maintaining the same benefit standards, while budgets and the union workforce face funding decreases due to the economy. We provide solutions that are aligned with the unions’ missions and values by delivering proven programs that reduce drug trend spending without shifting costs to beneficiaries.

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

•

Hospices: The number of patients served through the hospice industry has grown dramatically over the past 10 years. According to the National Hospice and Palliative Care Organization, an estimated 1.6 million patients received services from hospice in 2010. We believe there are opportunities in this growth industry to help reduce the costs of care through improved operational efficiencies and economies of scale by partnering with an experienced PBM.

Leveraging Local Market Dynamics to Build Customized Networks and Manage Drug Spending.

Although clients contract with us to provide PBM services nationwide, capitalizing on local and regional market dynamics is an effective way to manage drug spending and differentiates our PBM services from those offered by our competitors.

•

Customized Pharmacy Networks: To obtain greater pharmacy discounts for our clients, we work with clients to identify pharmacies that will agree to deeper prescription discounts in a specific locality. The discounts are based on the concentration of the client’s members in that area and the resulting store traffic those members represent to a drug, grocery, or retail drug store’s non-pharmacy business. To meet the unique needs of our clients, we have established customized pharmacy networks in many geographic regions, including Colorado, Florida, Georgia, Hawaii, Illinois, Iowa, Kentucky, Louisiana, Maryland, Michigan, Mississippi, Nevada, North Carolina, Ohio, Pennsylvania, Puerto Rico, and Texas. We are also expanding our customized networks in other parts of the country to support our growing client base.

•

Targeted Cost Management and Quality of Care Initiatives: We perform client-specific data analysis to monitor trends and develop insights and recommendations that result in improved care while reducing costs. These include negotiating favorable prescription drug pricing, actively influencing the drivers of prescription drug utilization, including member and prescriber education initiatives to maximize adherence, executing targeted trend management programs, and monitoring clinical formulary and disease management trends.

•

Extensive Use of Internet Tools to Enhance Account Management Effectiveness: We provide our clients Web-enabled decision support tools for prescription benefit plan management, clinical evaluations, disease management and compliance monitoring. These data analysis and reporting capabilities allow clients to assess top-level trend information for total population management and to analyze details of a particular drug, physician, member or pharmacy. This functionality enables clients to measure successes relative to formulary and disease management initiatives and assists in the identification of specific patient populations that may benefit from specialty or other pharmacy programs. In addition, members can access our Web-based tools, which include benefit summary information, claims history, a drug pricing comparison feature that identifies lowest-cost pharmacies and medications, a therapeutic drug alternative search tool and a drug-to-drug interaction checker.

Offering Our Clients a Variety of Specialized Services Focused On Improving Health Outcomes.

Comprehensive Spectrum of Clinical and Other Services – Our clinical service teams work closely with clients to design and administer pharmacy benefit plans that use formularies, plan design and other techniques to promote clinically appropriate and cost-effective drug usage. Our programs focus on helping payors control the high costs associated with prescription medications, while providing their members with an exceptional level of personalized care that can lead to increased compliance with vital drug regimens and improved member satisfaction.

We are able to impact physician prescribing patterns by comparing their individual prescribing trends to those of other physician peer groups and encouraging change where practices differ from peer group norms and medical best practices. Because we operate with significant geographic focus, the consultations between our clinical pharmacists and local physicians tend to have higher levels of effectiveness compared with less concentrated initiatives. Similarly, our programs with retail pharmacies support therapeutic interchange programs that encourage the evaluation of cost-effective drug alternatives where appropriate. We also offer consulting services to assist clients in designing their benefit plan offering and in developing education and communication programs to support care and cost-effective prescription drug behavior. A more detailed description of selected clinical and other services we perform includes:

•

Benefit Plan Design and Consultation: Our pharmacy professionals work with our clients to design benefit plans that meet the specific needs of our clients and their members. We seek to help maximize the quality of care members receive, while controlling the cost of providing prescription pharmaceutical coverage by, among other efforts, creating financial incentives and reimbursement limitations on the drugs covered by our plan, offering generic utilization incentives and establishing reimbursement parameters on the amount of a drug that can be obtained in a specific period.

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

Generic Advantage Plan and Formulary Advantage – The Catalyst Rx Generic Advantage Plan is designed to inform members about how to obtain competitively priced generic medications by comparing pricing through various fulfillment channels. Members are shown plan-based pricing for a variety of fulfillment methods, including generics at retail pharmacies, mail order and retail generic programs (commonly referred to as “$4 generic programs” or “low-cost retail programs,” such as those programs offered at Wal-Mart, Target and other retail pharmacies). In addition, we successfully introduced Formulary Advantage as a new standard offering with the Generic Advantage Plan. Formulary Advantage is a generics-oriented, lowest-net-cost formulary management approach targeting 10 therapeutic classes. The Generic Advantage Plan with Formulary Advantage differentiates us from PBM competitors who sometimes channel volume to mail order programs or certain retail outlets when more affordable options are available.

Mail Service Pharmacy – Whether through our mail service pharmacy or through a preferred mail service pharmacy provider, our mail service pharmacy program seeks to deliver quality, service and savings. Mail service is a significant extension of any pharmacy benefit plan as it provides economies of scale, minimizes prescription dispensing costs and provides the convenience of focused service and home delivery. Through our mail service program, our customers are able to obtain competitive prices on generic drugs in the marketplace.

Specialty Pharmacy Services – We offer a convenient specialty pharmacy solution for our clients and members. Our program offers specialty pharmacy products at discounts over standard retail pharmacy, includes complex therapies and provides dedicated therapeutic management programs for individuals challenged by chronic and costly health conditions.

Hospice Care PBM Services – Through our subsidiary, HospiScript Services, LLC, one of the nation’s largest providers of hospice PBM services, we are able to provide specialized services for facilities focusing on end-of-life care. We deliver reduced pharmaceutical and administrative expenses; custom dispensing parameters; access to hospice-trained pharmacist consultations; online reporting for pharmaceutical expenses and utilization patterns; and educational resources for nurses, pharmacists and hospice administrators.

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

Some of the state laws described below may be preempted in whole or in part by the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), which provides for comprehensive federal regulation of employee benefit plans. However, the scope of ERISA preemption is uncertain and is subject to conflicting court rulings. We also provide services to certain clients, such as governmental entities, that are not subject to the preemption provisions of ERISA.

Federal Laws and Regulations Affecting Our Business

The following federal laws and regulations affect or may affect aspects of our business:

Medicare Part D Laws and Regulations.

The Medicare voluntary outpatient prescription drug benefit, “Part D,” was established under the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, and has been amended subsequently by several statutes, most notably by the Medicare Improvements for Patients and Providers Act of 2008, or MIPPA. The MMA also established requirements for Medicare HMOs, known as Medicare Advantage Plans, which offer both an outpatient prescription drug benefit and health care coverage. As discussed below, comprehensive health reform legislation enacted in March 2010 made significant changes to the Part D Program.

Medicare beneficiaries who elect Part D coverage pay a monthly premium for the covered outpatient drug benefit. Assistance with premiums and cost sharing is provided to eligible low-income beneficiaries. The voluntary outpatient prescription drug benefit requires coverage of most pharmaceuticals other than those which may be excluded from coverage or otherwise restricted under Medicaid and those for which payment is available under Medicare Parts A and B. The outpatient prescription drug benefit is offered on an insured basis by prescription drug plans, or PDPs, in 34 regions across the United States and by Medicare Advantage Plans, along with health care coverage in 26 regions across the United States.

In 2011, we were neither a Part D Prescription Drug Plan (“PDP”) nor a Medicare Advantage Plan; however, we contracted with PDPs (including employer group waiver plans, or “EGWPs”) and Medicare Advantage Plans, collectively “Part D Plans,” to provide various PBM services. In our capacity as a subcontractor with certain Part D Plan clients, we are indirectly subject to certain federal rules, regulations, and sub-regulatory guidance pertaining to the operation of Medicare Part D. If the Center for Medicare & Medicaid Services, referred to as CMS, determines that we have not performed satisfactorily as a subcontractor, CMS may request our PDP or Medicare Advantage Plan client to revoke our Part D activities or responsibilities under the subcontract. While we believe that we provide satisfactory levels of service under our respective subcontracts, we can give no assurances that CMS or a Part D Plan will not terminate our business relationships insofar as they pertain to Medicare Part D.

Among other things, PDPs and Medicare Advantage Plans are subject to provisions of the MMA intended to deter “fraud, waste and abuse” and are strictly monitored by CMS and its contracted Medicare Drug Integrity Contractors, or MEDICs, to ensure that Part D program funds are not spent inappropriately. Among other things, the fraud, waste and abuse provisions of CMS’s Medicare Prescription Drug Benefit Manual cites the following examples of potential PBM fraud, waste and abuse risks in connection with Part D: prescription drug switching; unlawful remuneration; inappropriate formulary decisions; prescription drug splitting or shorting; and failure to offer negotiated prices. CMS has offered additional sub-regulatory guidance regarding some of these risk areas, particularly with respect to the Part D formulary decision-making process, an area which is highly regulated by CMS. We believe that we are in substantial compliance with the applicable laws pertaining to these risk areas to the extent applicable to us as a subcontractor. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of the underlying laws by the government enforcers or private litigants.

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

CMS also requires Part D Plan sponsors to calculate beneficiary cost sharing based upon the price ultimately received by the pharmacy or other dispensing provider, rather than upon the price paid by the plan. Such calculation and reporting back to the Part D Plan sponsor could potentially result in lower pharmacy claims reimbursement by Part D Plan sponsors to PBMs. While there can be no certainty, given our existing arrangements with Part D Plan sponsors, we do not currently expect that such changes will materially adversely affect our business, results of operations, financial conditions or cash flows.

Additionally, implementation of the health care reform legislation discussed below will require changes to the Medicare Advantage and Part D prescription drug programs in the near term. Several key provisions of the legislation regarding drug coverage for brand and generic Part D drugs purchased within the so-called “donut hole” coverage gap phase of the Part D benefit went into effect for the 2011 contract year. The changes include the requirement that pharmaceutical manufacturers provide eligible Medicare Part D beneficiaries access to discount prices for certain brand drugs for enrollees who have reached or exceeded the initial Part D coverage limit, as well as a reduction in beneficiaries’ cost sharing obligations under basic prescription drug coverage for generic covered Part D drugs purchased during the coverage gap. A minimum medical loss requirement for Medicare Advantage Plans is required under the health care reform law to take effect for contract years beginning in 2014. Although we do not believe that the implementation of these requirements will have a material adverse effect on our business, results of operations, financial condition, or cash flow, it remains too early to speculate on the potential effects of such requirements.

Federal Laws Prohibiting Remuneration for Referrals.

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

The federal healthcare Anti-Kickback Statute has been interpreted broadly by courts, the Office of Inspector General, referred to as the OIG, within the United States Department of Health & Human Services, or the DHHS, and other administrative bodies. Because of the statute’s broad scope and the limited statutory exceptions, federal regulations establish certain safe harbors from liability. For example, safe harbors exist for certain properly disclosed and reported discounts received from vendors, certain investment interests, certain properly disclosed payments made by vendors to group purchasing organizations, certain personal services arrangements, and certain discount and payment arrangements between PBMs and HMO risk contractors serving Medicaid and Medicare members. A practice that does not fall within an exception or a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases of products or services that are reimbursed by federal health care programs. In addition, the health care reform legislation discussed below expanded the criminal intent standard under the Anti-Kickback Statute such that the government need not prove specific knowledge of or intent to violate the Anti-Kickback Statute in order to establish a violation. The Anti-Kickback Statute has been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies and PBMs in connection with such programs.

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

Federal Statutes Prohibiting False Claims.

The Federal False Claims Act imposes civil penalties for knowingly making false claims or causing false claims to be made with respect to governmental programs, such as Medicare and Medicaid. Private individuals may bring qui tam, or “whistleblower” suits, on behalf of the United States against providers and others under the Federal False Claims Act, which authorizes the payment of a portion of any recovery to the individual bringing suit. Such actions are initially required to be filed under seal pending their review and an investigation conducted by the United States Department of Justice or its United States Attorneys’ Offices, and a decision as to whether the federal government will take over prosecution of the case. A number of federal courts have interpreted the Federal False Claims Act as applying to claims for reimbursement that violate the Anti-Kickback Statute, discussed above, or federal physician self-referral law under certain circumstances and, most recently, the health reform legislation has confirmed that an Anti-Kickback Statute violation can trigger liability under the Federal False Claims Act. The Federal False Claims Act generally provides for the imposition of civil penalties of $5,500 to $11,000 per false claim filed and for treble damages, which could result in the possibility of substantial financial penalties for small billing errors that are replicated in a large number of claims. Criminal provisions that are similar to the Federal False Claims Act provide that a corporation may be fined if it is convicted of either presenting to any federal agency a claim or making a statement that it knows to be false, fictitious or fraudulent.

A number of qui tam cases have been brought against PBMs under the Federal False Claims Act and various state analogs. Although now settled, the largest cases to date demonstrate the types of allegations that these cases have raised. Thus, the complaints in these cases have alleged, among other things, that such PBMs improperly favored the products of certain pharmaceutical manufacturers over less expensive products and engaged in improper mail order pharmacy practices. For example, in October 2006, Medco Health Solutions, without admitting liability, entered into a $155 million civil settlement of allegations under both state and federal false claims statutes that it had destroyed and canceled valid patient prescriptions, had solicited kickbacks from pharmaceutical manufacturers to favor their drugs and had paid kickbacks to health plans to obtain business. Also, in September 2005, Caremark entered into a $137 million civil settlement of allegations brought under both state and federal false claims statutes against its subsidiary, AdvancePCS, that it had solicited and received kickbacks from pharmaceutical manufacturers in the form of excessive administrative fees, had over-priced services agreements as a reward for favorable formulary treatment, had agreed to improper flat fee rebates, and had paid kickbacks to customers and potential customers to induce them to contract with AdvancePCS. Both Medco and Caremark agreed to enter into corporate integrity agreements with the federal government in connection with their respective settlements. Additional smaller government enforcement cases involving PBMs have settled since 2006 and others may still be pending, suggesting that both potential whistleblowers and government authorities continue to scrutinize PBM practices.

Currently, we do not directly contract with the federal government to provide services to beneficiaries of federally funded health programs. Therefore, we do not directly submit claims to the federal government. However, we do contract with and provide services to entities or organizations that are federal government contractors, such as Medicare Part D PDPs. In recent years, the government has increased its focus on and enforcement of the federal fraud and abuse laws, including the Federal False Claims Act. The Fraud Enforcement and Recovery Act, signed into federal law on May 20, 2009, broadened significantly the scope of the Federal False Claims Act and limited the availability of certain defenses available previously to entities with indirect ties to federal funds. The health care reform legislation significantly expanded the reach of both the Anti-Kickback Statute and the Federal False Claims Act and included new and strengthened mechanisms for combating fraud, waste, and abuse in federal and state health care programs. Finally, the Obama administration’s Health Care Fraud Prevention and Enforcement Action Team, known as HEAT, continues actively pursuing and securing criminal prosecutions in HEAT cities. There can be no assurance that the government or a whistleblower would not potentially view one or more of our actions in providing services to federal government contractors as causing or assisting in the presentment of a false claim. We do not believe we are currently in violation of the Federal False Claims Act. To prevent future violations, we adopted a corporate compliance and ethics program, as well as policies, procedures and internal controls to help maintain an organizational culture of honesty and integrity.

ERISA Regulation.

ERISA regulates certain aspects of employee pension and health benefit plans, including self-funded group health plans. We have agreements with self-funded group health plans to provide PBM services, and therefore, we are a service provider to ERISA plans. ERISA imposes duties on any person or entity that is a fiduciary with respect to the ERISA plan. We administer pharmacy benefits for ERISA plans in accordance with plan design choices made by the ERISA plan sponsors. We do not believe that the general conduct of our business subjects us to the fiduciary obligations set forth by ERISA, except under limited circumstances.

Numerous lawsuits have been filed against various PBMs by private litigants, including plan participants and ERISA plan sponsors, alleging that the PBMs were ERISA fiduciaries and that, in such capacity, they allegedly violated ERISA fiduciary duties in connection with certain business practices related to their respective contracts with retail pharmacy networks and/or pharmaceutical manufacturers.

Several recent cases have addressed the issue of whether a PBM is a fiduciary under ERISA. For example, in an action brought against Caremark, a plan alleged that Caremark violated its fiduciary duty under ERISA by hiding pricing spreads that yielded significant revenue for the PBM but was not passed on to the plan. In November 2007, the United States District Court for the Middle District of Tennessee found that Caremark was not a fiduciary under ERISA because Caremark did not have discretion to unilaterally set prices for prescriptions and because the agreement between Caremark and the plan did not prohibit Caremark from negotiating with retail pharmacies for favorable pricing. Similarly, in another action against Caremark, a multiemployer health fund alleged that Caremark breached its ERISA fiduciary duties by charging the fund higher prices for drugs than Caremark itself paid, as well as by choosing more expensive drugs for the plan’s formulary in order to generate additional rebates for Caremark. In January 2007, the Seventh Circuit found that Caremark was not a fiduciary because the fund possessed the sole authority to control and administer prescription drug benefits and because Caremark’s contracts with the fund provided that Caremark was not a fiduciary. In those cases where we have not accepted fiduciary status, there can be no assurance that the U.S. Department of Labor, the agency that enforces ERISA, or a private litigant would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of our operations regardless of our named status.

ERISA also imposes civil and criminal liability on service providers to health plans and certain other persons if certain forms of illegal remuneration are offered or received. These provisions of ERISA are similar, but not identical, to the federal healthcare Anti-Kickback Statute discussed above. In particular, ERISA does not provide the statutory and regulatory safe harbors incorporated into the federal healthcare Anti-Kickback Statute. Like the health care anti-kickback laws, the corresponding provisions of ERISA are written broadly and their application to particular cases is often uncertain. We have implemented policies regarding, among other things, disclosure to health plan sponsors with respect to any commissions paid by or to us that might fall within the scope of such provisions and accordingly believe we are in substantial compliance with these provisions of ERISA. However, we can provide no assurance that our policies in this regard would be found by the appropriate enforcement authorities and potential private litigants to meet the requirements of ERISA.

On December 13, 2007, the United States Department of Labor published proposed rules under ERISA that, if made final, would redefine what constitutes a “reasonable contract or arrangement” exempt from the prohibited transaction provisions of ERISA. Essentially, the proposed rules require a written agreement between certain service providers (that may include a PBM) and an employee benefit plan that would require the disclosure of compensation arrangements so that the plan fiduciary can assess the reasonableness of the compensation and the potential for conflicts of interests that could affect performance of the negotiated services. The proposed rules also require that for a contract to be considered reasonable it must permit termination by the ERISA plan on reasonably short notice without penalty to prevent the plan from being locked into a contract that has become disadvantageous, although the plan can be charged a fee on early termination to allow the service provider to recover start-up costs.

The Department of Labor received several comments arguing that the rationales for the proposed rule apply to pension plans, but not to welfare benefit plans. Other commenters argued that if the Department of Labor created disclosure rules for welfare benefit plan service providers, they should be promulgated separately. In response to those comments, the Department of Labor, acknowledging the existence of sufficient differences between pension and welfare benefit plans to justify separate rules, issued on July 16, 2010 interim final regulations requiring that certain service providers of employee pension benefit plans disclose information to assist plan fiduciaries in assessing the reasonableness of contracts or arrangements, including the reasonableness of the service providers’ compensation and potential conflicts of interest that may affect the service providers’ performance. The July 16, 2010 interim final regulations also adopted the proposed requirement – applicable to both pension plans and welfare plans and effective July 16, 2011 – that a “reasonable contract or arrangement” must permit termination by the ERISA plan on reasonably short notice.

It is difficult to assess how the final rules, when issued, might impact group health plans and the services provided by us as a PBM. Although we believe the proposed rules are not sufficiently specific in many regards and are not final, we can provide no assurance that the final rules could not have a negative impact on our contracts. However, we do not believe that complying with the proposed rules, should they become final in their current form, would have a material adverse effect on our business, results of operations, financial condition or cash flows.

Antitrust Regulation.

The federal antitrust laws regulate trade and commerce and prohibit unfair competition as defined by those laws. Section One of the Sherman Antitrust Act prohibits contracts, combinations or conspiracies in restraint of trade or commerce. Despite its sweeping language, Section One of the Sherman Act has been interpreted to prohibit only unreasonable restraints on competition. Section Two of the Sherman Act prohibits monopolization and attempts to monopolize. Relatedly, Section Seven of the Clayton Act prohibits unlawful mergers and acquisitions. In addition, the Robinson Patman Act, which is part of the Clayton Act, prohibits certain types of conduct relating to the sale of goods, including those practices the statute defines as price discrimination. One section of the Robinson Patman Act prohibits a seller from selling goods of like grade or quality to different customers at different prices if the favorable prices are not available to all customers competing in the same class of trade. Private plaintiffs who succeed in antitrust actions are allowed to recover treble damages for the damage sustained as a result of the violation.

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

Health Care Reform Legislation.

On March 23, 2010, President Obama signed the Patient Protection and Affordable Care Act, and on March 30, 2010, he signed the Health Care and Education Reconciliation Act of 2010, which included a series of amendments to the Patient Protection and Affordable Care Act, collectively known as the “ACA”. The ACA authorizes health insurance reforms that will take effect over the next decade and that will have far-reaching implications for individuals and businesses. As a result of the ACA, we have been assisting our clients with implementation of their obligations under the legislation. Key features of the ACA that impact PBM providers include: (1) transparency reporting requirements with respect to generic dispensing rates and negotiated price concessions; (2) requirements to cover certain preventive services with no cost-sharing requirements; (3) new coverage determinations and claims appeals processes; (4) requirements to cover a set of yet-to-be-determined prescription drugs under the essential health benefits package, with guidance released by CMS suggesting that these requirements will reflect the flexibility permitted in Medicare Part D; (5) rate increase disclosure and review requirements imposed on health insurance issuers with respect to rate increases proposed for individual and small group market coverage; and (6) a requirement on health insurance issuers to maintain a medical loss ratio of 85% or higher in the large group market and 80% or higher in the individual and small group markets, with existing regulation and guidance treating the difference between amounts paid to a retail pharmacy for prescription drugs and what a health insurance issuer pays the PBM as administrative cost.

Additional regulatory requirements and programs related to the establishment of health insurance exchanges under the ACA and risk adjustment for individual and small group coverage will take effect in 2014 and are being developed today by the regulatory agencies. The Supreme Court is scheduled to hear challenges to the constitutionality of the ACA’s minimum essential coverage requirement (otherwise known as the “individual mandate”) and Medicaid expansion, and will also be hearing arguments on “severability” which if the mandate is found unconstitutional, could void other provisions of the ACA or result in the entire law being struck.

We have implemented many programs in 2011 to assist our clients in meeting their obligations under the ACA. For example, we distribute a list to clients of recommended preventive drugs to be covered by a plan without cost-sharing to assist our clients with non-grandfathered plans in meeting the ACA’s requirements to cover certain preventive services with no cost-sharing requirements. In addition, we have made changes to the claims and appeals services we currently provide to allow our clients with non-grandfathered plans to comply with the ACA’s requirements related to coverage determinations and internal claims and external review procedures. Finally, we have been working with our clients with fully-insured plans to assist them in complying with the ACA’s medical loss ratio reporting requirements.

Although ACA provides for these and other health insurance reforms, and litigation is pending before the Supreme Court regarding the constitutionality of the individual mandate and Medicaid expansion, we do not believe that our obligations, or our efforts to assist our clients with their obligations, under the ACA will have a material adverse effect on our business, results of operations, financial condition or cash flows.

State Laws and Regulations Affecting Our Business

The following state laws and regulations affect or may affect aspects of our business:

State Anti-Remuneration/False Claims Laws.

Several states have laws and/or regulations similar to the federal healthcare Anti-Kickback Statute and Federal False Claims Act described above. The federal Deficit Reduction Act of 2005, or DRA, incentivized states to enact their own false claims acts, mirrored on the Federal False Claims Act, described above. Such state laws are not necessarily limited to services or items for which federally funded health care program payments may be made. Such state laws may be broad enough to include improper payments made in connection with services or items that are paid by commercial payors. Both the 2006 Medco Health Solutions and 2005 Caremark settlements, discussed above under “Federal Statutes Prohibiting False Claims,” included settlement of civil claims under several state false claims laws. Sanctions for violating these state anti-remuneration and false claims laws may include injunction, imprisonment, criminal and civil fines and exclusion from participation in the state Medicaid programs, which themselves can trigger exclusion from other federal healthcare programs, including Medicare.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, there can be no assurance that we will not be subject to scrutiny or challenge under such laws or regulations. Any such challenge could have a material adverse effect on our business, results of operations, financial condition or cash flows.

State Consumer Protection Laws.

Most states have enacted consumer protection and deceptive trade laws that generally prohibit payments and other broad categories of conduct deemed harmful to consumers. These statutes may be enforced by states and/or private litigants. Such laws have been and continue to be the basis for investigations, prosecutions, and settlements initiated by state prosecutors as well as by private litigants. For example, in February 2008, CVS Caremark agreed to a settlement with 28 states attorneys general for $41 million to resolve allegations that CVS Caremark engaged in deceptive business practices by retaining the discounts and rebates obtained from switching patients to different brand-name prescription drugs.

We believe that we are in substantial compliance with the legal requirements imposed by such laws and regulations. However, no assurance can be given that we will not be subject to scrutiny or challenge under one or more of these laws, or under similar consumer protection theories.

State Comprehensive PBM Regulation.

State legislators continue to introduce legislation to regulate PBM activities in a comprehensive manner. Legislation seeking to impose fiduciary duties or disclosure obligations on PBMs has been proposed, and enacted, in some states. Some states have relatively comprehensive PBM laws that, among other things, increase required financial transparency and regulate therapeutic interchange programs.

Many states have licensure or registration laws governing certain types of ancillary health care organizations, including preferred provider organizations, TPAs, companies that provide utilization review services and companies that engage in the practices of a pharmacy. The scope of these laws differs significantly from state to state, and the application of such laws to the activities of PBMs often is unclear. Several other states have enacted laws regulating various PBM activities. Such state laws do not appear to be having a material adverse effect on our business operations or our ability to negotiate and/or retain rebates and administrative fees from pharmaceutical manufacturers with respect to our customers in those states. We believe that we currently maintain in good standing or are in the process of applying for all such state licenses and registrations required for our business. However, we can give no assurance that these and other states will not enact legislation with more adverse consequences in the near future, nor can we be certain that future regulations or interpretations of existing laws will not adversely change the consequences experienced to date of existing laws.

In addition, certain quasi-regulatory organizations, including: the National Association of Boards of Pharmacy, an organization of state boards of pharmacy; the National Association of Insurance Commissioners, or NAIC, an organization of state insurance regulators; and URAC and the National Committee on Quality Assurance, “NCQA”, both accreditation organizations, have considered or have passed proposals to regulate PBMs and/or PBM activities, such as formulary development and utilization management. We maintain URAC accreditation for Drug Therapy Management as well as full accreditation as a PBM, which includes evaluation of organizational quality, customer service, communications, disclosure of pricing policies, pharmaceutical distribution, drug utilization management, and pharmacy and therapeutics committees.

We believe that we are in substantial compliance with all such laws and requirements where applicable, and we continue to monitor legislative and regulatory developments. There can be no assurance, however, regarding the future interpretation of these laws and their applicability to the activities of our business. Future legislation or regulation, or interpretations by regulatory and quasi-regulatory authorities of existing laws and regulations, could materially affect the cost and nature of our business as currently conducted.

Network Access Legislation.

A majority of states now have laws affecting our ability to limit access to a pharmacy provider network, referred to as any willing provider laws, or remove of a network provider, referred to as due process laws. Such laws may require us or our clients to admit any retail pharmacy willing to meet the plan’s price and other terms for network participation, or may provide that a provider may not be removed from a network except in compliance with certain procedures. Similarly, there are any willing pharmacy provisions applicable to Medicare Part D plans with which we contract. These statutes have not materially affected our business, results of operations, financial condition or cash flows; however, there can be no assurances that such will be the case in the future.

State Legislation Affecting Plan or Benefit Design.

Some states have enacted laws that prohibit certain types of managed care plan sponsors from implementing certain restrictive design features, and many states have laws regulating various aspects of managed care plans, including provisions relating to the pharmacy benefits. For example, some states, under so-called freedom of choice laws, provide that members of the plan may not be required to use network providers, but must instead be provided with benefits even if they choose to use non-network providers. Other states have enacted laws purporting to prohibit health plans from offering members financial incentives for use of mail service pharmacies. Legislation has been introduced in some states to prohibit or restrict therapeutic intervention (including, without limitation, to carve out certain classes from generic substitution), to require coverage of all FDA-approved drugs or to require coverage for off-label uses of drugs where those uses are recognized in peer-reviewed medical journals or reference compendia. Other states mandate coverage of certain benefits or conditions and require health plan coverage of specific drugs, if deemed medically necessary by the prescribing physician. Such laws do not generally apply to us directly, but may apply to certain of our clients, such as HMOs and health insurers. If such legislation were to become widely adopted, it could have the effect of limiting the economic benefits achievable through PBMs. This development could have a material adverse effect on our business, results of operations, financial condition or cash flows.

State Regulation of Financial Risk Plans.

Fee-for-service prescription drug plans are generally not subject to financial regulation by the states. However, if a PBM offers prescription drug coverage on a capitated basis or otherwise accepts material financial risk in providing the benefit, laws in various states may regulate the plan. Such laws may require that the party at risk establish reserves or otherwise demonstrate financial responsibility. Laws that may apply in such cases include insurance laws, HMO laws or limited prepaid health service plan laws. We do not believe that our business currently incurs financial risk of the type subject to such regulation. However, if we were to choose to become a regional PDP for the Medicare outpatient prescription drug benefit at some time in the future, we would need to comply with state laws governing risk-bearing entities in the states where we operate a PDP.

State Discount Drug Card Regulation.

Numerous states have laws and/or regulations regulating the selling, marketing, promoting, advertising or distributing of commercial discount drug cards for cash purchases. Such laws and regulations provide, generally, that any person may bring an action for damages or seek an injunction for violations. We administer a limited commercial discount drug card program that we do not consider material to our business. We believe our administration of the commercial discount drug card program is in compliance with various state laws. However, there can be no assurance that the existence of such laws will not materially impact our ability to offer certain new commercial products and/or services in the future. In December 2011, we entered into a purchase agreement whereby we acquired a 19.9% ownership interest in an entity that operates a pharmacy benefit discount card business and associated activities. Upon the achievement of certain milestones, we may be required to make additional capital contributions in this entity in exchange for additional ownership interests.

Combined Federal and State Laws, Regulations and Other Standards Affecting Our Business

Certain aspects of our business are or may be affected by bodies of law that exist at both the federal and state levels and by other standard setting entities. Among these are the following:

Privacy and Confidentiality Legislation.

Our activities involve the receipt or use of confidential medical information and other personal data concerning individual members. In addition, we use aggregated and de-identified data for research and analysis purposes. Many state laws restrict the use and disclosure of confidential medical information and personal data and impose specific security and breach notification standards, and similar new legislative and regulatory initiatives are underway in several states. To date, no such laws adversely impact our ability to provide our services, but there can be no assurance that federal or state governments will not enact such legislation, impose restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

The final privacy regulations, the “Privacy Rule,” issued by the DHHS pursuant to the Health Information Portability and Accountability Act, or HIPAA, imposes extensive restrictions on the use and disclosure of identifiable health information (or “PHI”) by certain entities known under the Privacy Rule as covered entities. PBMs, in general, are not considered covered entities. However, our mail order pharmacy is a covered entity and must comply fully with these restrictions. Additionally, our clients are covered entities and are required to enter into business associate agreements with vendors, such as PBMs, that perform a function or activity for the covered entity that involves the use or disclosure of PHI. The business associate agreements mandated by the Privacy Rule create a contractual obligation for the PBM to perform its duties for the covered entity in compliance with the Privacy Rule.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act (“HITECH”) provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA, and among other things, creates new compliance obligations and direct liability for business associates, expands and strengthens HIPAA enforcement, grants HIPAA enforcement authority to state attorneys general, imposes new penalties for non-compliance, and establishes new breach notification requirements for covered entities and their business associates.

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

We have configured our systems to comply with the NPI requirements and the Transaction Rule’s current requirements. We do not anticipate any material difficulty in meeting the October 1, 2013 deadline for compliance with the revised rules for standardized formats and code sets. The final security regulations, the “Security Rule,” issued pursuant to HIPAA mandate the use of administrative, physical and technical safeguards to protect the confidentiality of electronic protected health care information. Under HITECH, business associates are responsible for compliance with all of HIPAA’s security standards. We have made the necessary arrangements to ensure compliance with the Security Rule.

Compliance with the Privacy Rule, the Transaction Rule and the Security Rule, together called “HIPAA Regulations,” and compliance with applicable state data security laws have not had a material adverse effect on our business operations. Also, pursuant to HIPAA, state laws that are more protective of medical information are not preempted by HIPAA. Therefore, to the extent states enact more protective laws, we could be required to make significant changes to our business operations. We also face significant reputational harm in the event that we are responsible for a breach of PHI or personal data protected by federal or state law, and are required to report the breach to the public in accordance with the law.

Independent of any regulatory restrictions, individual health plan sponsor clients could increase limitations on our use of medical information, which could prevent us from offering certain services.

Legislation and Litigation Affecting Drug Prices.

AWP is a standard pricing unit published by third-party data sources and currently used throughout the PBM industry as the basis for determining drug pricing under contracts with clients, pharmacies and pharmaceutical manufacturers. Under MMA, AWP no longer serves as the basis for Medicare Part B Drug reimbursement, with certain limited exceptions. Rather, Part B drugs generally are reimbursed on an average sales price, or ASP, methodology. The ASP methodology, which takes into account various discounts offered by drug manufacturers, may cause some drug manufacturers to reduce the levels of discounts or rebates available to PBMs or their clients with respect to Medicare Part B drugs. Drugs that are reimbursed on an ASP reimbursement system by Medicare do not represent a significant portion of our business and we therefore do not believe that ASP reimbursement for such drugs will have a material adverse effect on our business, results of operations, financial condition or cash flows. Either the use of ASP in pricing outside the Medicare Part B context or changes to AWP state and federal programs could alter the calculation of drug prices for federal and/or state programs. We are aware that a small number of states have determined to reimburse for certain Medicaid drugs using an ASP-based methodology. We are unable to predict whether any such changes will be adopted on a larger scale, and whether such changes would have a material adverse effect on our business, results of operations, financial condition or cash flows.

Various federal and state government agencies and prosecutors, as well as legislators and private litigants, have challenged the use of AWP for prescription drug reimbursement, as well as the manner by which AWP is calculated. In 2011, First DataBank discontinued publishing AWP. Other publishers, such as Medispan, reduced their reported AWP prices. Various states have discontinued using AWP as a basis for prescription drug reimbursement, and have implemented new reimbursement formulas, including use of actual acquisition cost,

“AAC.” Our contracts with pharmacies in our retail network and our health plan clients generally cite AWP as reported by Medispan, National Drug Data file, as a pricing source for brand name and certain generic drugs. Since 2009, most of our contracts with our clients and retail pharmacies have contained terms that enabled us to mitigate the adverse effect of the reduction in reported AWPs; and even those clients without such contractual terms have agreed to mitigate the adverse effect of the reduced AWP due to the practical need of preserving a widely accessible network of pharmacy providers. However, the longer-term impact of changes to AWP, and moves away from using AWP for reimbursement, could create disruption in our business due to the adverse impact on AWP-based pharmacy pricing and pharmacy efforts to negotiate another drug pricing measure, such as AAC, average manufacturer price, “AMP”, or wholesale acquisition cost, “WAC”. We believe that payors, pharmacy providers, and PBMs have begun to evaluate other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future. We believe our business model can utilize one or more other consistently calculated benchmarks, but we cannot evaluate the overall financial impact that the transition to any such alternative benchmark might have. Due to these and other uncertainties, we can give no assurance that the long term impact of changes to industry pricing benchmarks will not have a material adverse effect on our financial performance, results of operations, financial condition or cash flows in future periods.

The federal Medicaid rebate statute provides that pharmaceutical manufacturers must provide rebates on all drugs purchased by the Medicaid program. We negotiate rebates and services payments from drug manufacturers. Investigations have been commenced by certain government agencies which question whether AMPs and best prices, and thus Medicaid rebates, were properly calculated, reported and paid by the manufacturers to the Medicaid programs. A number of these cases have been resolved through the payment of significant settlement amounts by certain pharmaceutical manufacturers. We are not responsible for such calculations, reports or payments. Some pharmaceutical manufacturers may view the Medicaid rebate statute and/or the associated investigations as a disincentive to offer rebates and discounts to private parties, including PBMs, and this may adversely affect our ability to negotiate manufacturer rebates in the future.

Certain aspects of CMS’s AMP regulations, such as the public disclosure of AMP data, could potentially affect our ability, or the ability of intermediaries we may use, to negotiate manufacturer administrative fees and rebates in the future. Increased transparency resulting from the AMP publication requirements also could affect the rates at which our pharmacies are reimbursed and the rates our plans pay us for pharmacy claims, but we cannot predict at this time whether the effect of such possible changes will be positive or negative. On November 15, 2010, CMS published a final rule withdrawing and amending the AMP regulations. CMS has not issued substantive sub-regulatory guidance on the new methods for determining AMP. CMS has indicated that interpretive regulations are forthcoming. Until that time, manufacturers are instructed by CMS to rely on the language of the statute as amended by the health care reform laws.

In addition to these potential pricing developments on the federal level, some states have adopted so-called “most favored nation legislation” providing that a pharmacy participating in the state Medicaid program must give the state the lowest price that the pharmacy makes available to any third-party plan. Such legislation may adversely affect our ability to negotiate discounts in the future from network pharmacies.

Voluntary Industry Ethical Guidelines.

The Pharmaceutical Research and Manufacturers of America encourages its members to comply voluntarily with an ethical code titled “PhRMA Code on Interactions with Healthcare Professionals.” This code, which has the force of law in a growing number of states, provides guidance relating to several facets of pharmaceutical manufacturers’ marketing practices, particularly with respect to payments to providers. We believe that these ethical guidelines do not have a material adverse effect on our business, results of operations, financial operations or cash flows.

Future Regulation.

We are unable to predict with any certainty what additional federal or state legislative or regulatory initiatives may be enacted or adopted in the future relating to our businesses or the health care industry in general, or what effect any such legislation or regulations might have on us. For example, the federal government and several state governments have proposed legislation aimed primarily at improving quality of care provided to individuals in managed care plans. Some of the initiatives propose providing greater access to drugs not included on health plan formularies, giving participants the right to sue their health plan for malpractice and mandating an appeals or grievance process. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Laws and Regulations Specifically Related to Our Mail Order Pharmacy Operations

We operate a mail order facility in Ohio for certain of our customers, and we contract for mail services from other mail order facilities. The Ohio facility fills prescriptions for all other clients electing to be served by that facility. In addition to laws and regulations discussed above that may affect mail order pharmacy operations, we are subject to state and federal statutes and regulations governing the operation of pharmacies, repackaging of drug products and dispensing of controlled substances.

Regulation of Controlled Substances.

Our mail order facilities must register with the United States Drug Enforcement Administration, or DEA, and individual state-controlled substance authorities in order to dispense controlled substances. Federal law requires us to comply with the DEA’s security, recordkeeping, inventory control and labeling standards in order to dispense controlled substances. State-controlled substance law requires registration and compliance with state pharmacy licensure, registration or permit standards promulgated by the state pharmacy licensing authority.

State Licensure Laws.

We are licensed to do business as a pharmacy in Ohio and as a non-resident pharmacy in each state where registration with the state board of pharmacy or similar governing body is required so that pharmaceuticals may be delivered by mail into the state. Also, some states require that an out-of-state pharmacy employ a pharmacist that is licensed in the state into which pharmaceuticals are shipped. We believe that we are in substantial compliance with state licensure and registration requirements with respect to our mail order facilities.

Other Regulations.

Federal law prohibits the restocking and double billing of prescription drugs in connection with the Medicaid Program. Additionally, the Federal Trade Commission, or FTC, regulates advertising by mail order pharmacies and requires such facilities to stock a sufficient inventory or have adequate sources of supply to meet the anticipated demand for an advertised product, to fill mail orders within the time stated at the time the order was placed or within 30 days if no shipment statement was made, and to provide full or partial customer refunds when an order is appropriately cancelled or cannot be filled when or as required. The FTC also has authority to protect consumer privacy and personal information, which authority it has exercised broadly, as exemplified by a June 2009 FTC case settled by CVS/Caremark Rx, alleging failure to take reasonable and appropriate measures to protect consumer information against unauthorized access. In addition, the Food and Drug Administration, or FDA, sets standards for the packaging of prescription drugs. Federal and state anti-remuneration laws also apply to our mail order pharmacy. We believe that we are in substantial compliance with state and federal requirements pertaining to our mail order pharmacy operations.

Employees

As of December 31, 2011, we had 1,429 employees whose services are devoted full-time to Catalyst Health Solutions, Inc. and its subsidiaries. We have never had a work stoppage. Our personnel are not represented by any collective bargaining unit. We consider our relations with our personnel to be good. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and managerial personnel, for whom competition is intense.

ITEM 1A.	RISK FACTORS

Risks Related to Economic Conditions

Continuing economic challenges and uncertainties have and are likely to continue to affect our business, results of operations, financial condition and cash flows.

Unprecedented national and global market and economic conditions that began in 2008 have been and continue to be challenging because of high unemployment, tighter credit conditions and minimal economic recovery in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, non-U.S. government debt, and the global housing and mortgage markets have contributed to increased market volatility and diminished expectations for the U.S. and many other economies.

These factors have lead to a decrease in spending by businesses and consumers alike, which may adversely affect our business, results of operations, financial condition and cash flows, to the extent they impact the liquidity and financial condition of our customers, reduces the extent to which employers are able to offer pharmacy benefits or reduces the number of employees receiving pharmacy benefits through their employer.

Risks Related To Our Business

The enactment and implementation of health care reforms could have a materially adverse effect on the manner in which we operate our business and affect our results of operations, financial position and cash flows.

In March 2010, the Patient Protection and Affordable Care Act, and a reconciliation measure, the Health Care and Education Reconciliation Act of 2010, were signed into law. These statutes, collectively known as the ACA, require significant changes in the manner in which health insurance coverage is administered and made available in the United States, including applicable pharmacy benefits. The ACA contains PBM transparency provisions that require PBMs like us to report a variety of financial information to the federal government, including pricing, rebate, and discount information, which will be made publicly available by the federal government. While we have historically operated our business in a transparent manner with respect to our clients, there can be no assurance that the public availability of commercial financial information from all PBMs will not adversely alter the discounts, rebates, and fees that PBMs including us can negotiate in the commercial marketplace.

Beyond the provisions directly applicable to PBMs, the ACA contains broad provisions designed to alter the structure of the market for health insurance, and changes in the health insurance market as a whole will impact the market for our pharmacy benefit management services. The ACA defines qualifying health benefits packages, including applicable prescription drug coverage, to be offered by employers or to be obtained by individuals through insurance exchanges. The ACA also contains a variety of requirements applicable to health insurers and pharmaceutical manufacturers, including the elimination of pre-existing condition exclusions and annual and lifetime maximum limits, restrictions on the extent to which policies can be rescinded, establishment of minimum medical loss ratios, the imposition of new and significant taxes on health insurers and health care benefits, rate increase disclosure and review requirements for individual and small group market coverage, and annual fees payable by pharmaceutical manufacturers on brand drugs.

Many provisions of the ACA become effective at various dates through 2014, and the impact of the ACA remains uncertain pending promulgation of applicable regulations and implementation of the ACA by health insurers, healthcare providers, pharmaceutical manufacturers, and federal and state authorities. Further, the Supreme Court is scheduled to hear challenges to the constitutionality of the ACA’s minimum essential coverage requirement (otherwise known as the “individual mandate”) and Medicaid expansion, and will also be hearing arguments on “severability” which if the individual mandate is found unconstitutional could result in other provisions of the ACA or the entire law being struck. Although we have implemented many programs to assist our clients in meeting their obligations under the ACA, there can be no assurance that the new regulations and implementation of the ACA, and the results of the pending Supreme Court decision, will not disrupt the market for our PBM services over the next several years, including through our clients reducing or delaying the purchase of PBM services, clients seeking to reduce administrative fees and expenses paid to PBMs, and manufacturers reducing rebates or reducing supplies of certain products. Such market disruptions could have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Competition in our industry is intense and could reduce or eliminate our profitability.

The PBM industry is very competitive. PBM companies compete primarily on the basis of price, service, reporting capabilities and clinical services. If we do not compete effectively, our business, results of operations, financial condition or cash flows could suffer. In addition, the competition for new clients or renewing clients could require us to reduce pricing levels, in turn significantly adversely impacting marginal profitability and overall operating margins. The industry is highly consolidated and dominated by a few large, profitable, well-established companies with significant financial and marketing resources, purchasing power and other competitive advantages that we do not have. Scale is a particularly important factor in negotiating prices with pharmacies and drug manufacturers. A limited number of large firms, particularly the combined Medco Health Solutions, Inc., and Express Scripts, Inc., if the proposed merger between those companies occurs, as well as CVS/Caremark Rx, Inc., have an aggregate market share of approximately 70% of prescription volume. Our competitors also include drug retailers, physician practice management companies, and insurance companies/health maintenance organizations. Some of our services, such as disease management services, informed decision counseling services and medical information management services, also compete with those being offered by pharmaceutical manufacturers, specialized disease management companies, and information service providers. We may also experience competition from other sources in the future.

We are dependent on a group of key customers, and if we lose key clients as a result of competitive bidding for contracts or contract renewals, consolidation of clients or otherwise, our business, profitability, and growth prospects could suffer.

We depend on a group of clients for a significant portion of our revenue. Our top twenty clients generated approximately 67% of our revenue for the year ended December 31, 2011, including approximately 16% from Independence Blue Cross and approximately 10% from Wellmark Blue Cross Blue Shield of Iowa. Our agreement with Independence Blue Cross is scheduled to terminate in 2020, and our agreement with Wellmark Blue Cross Blue Shield is scheduled to terminates in 2017, subject in both cases to the client’s right to terminate earlier for breach or if we are unable to provide competitive pricing. The State of Maryland, which constituted approximately 7% of our 2011 revenue, informed us on February 8, 2012 that it would be terminating its agreement with us effective as of May 15, 2012, which had been extended beyond its original termination date of June 30, 2011 because of a bid protest process. The clients comprising our top twenty clients may change periodically, based on volume, acquisitions, and other factors.

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

In addition, over the past several years, self-funded employers, TPAs, and other managed care companies have experienced significant consolidation. Consolidations generally reduce the number of clients who may need our services, and can result in our clients being acquired by companies that may not renew, and in some instances may terminate, the acquired client’s contract with us. If a significant number of our key clients are acquired by, or acquires, companies with which we do not have contracts, or if the financial condition of a significant number of our key clients otherwise deteriorates, our business, financial condition or results of operations could be materially adversely affected.

If we lose pharmacy network affiliations, our business, results of operations, financial condition and cash flows could suffer.

Our operations are dependent to a significant extent on our ability to obtain discounts on prescription purchases from retail pharmacies that can be utilized by our clients and their members. Our contracts with retail pharmacies, which are non-exclusive, are generally terminable by either party on short notice. If one or more of our top pharmacy chains elects to terminate its relationship with us, or if we are only able to continue our relationship on terms less favorable to us, access to retail pharmacies by our clients and their health plan members, and consequently our business, results of operations, financial condition or cash flows could suffer. In addition, several large retail pharmacy chains either own or have strategic alliances with PBMs or could attempt to acquire or enter into these kinds of relationships in the future. Ownership of, or alliances with, PBMs by retail pharmacy chains, particularly large pharmacy chains, could have material adverse effects on our relationships with those retail pharmacy chains, particularly the discounts they are willing to make available, and on our business, results of operations, financial condition and cash flows.

Our business process and technology infrastructure improvements, including associated data and/or client migrations, and information technology systems upgrades, may not be successfully or timely implemented or may fail to operate as designed and intended, causing the Company’s performance to suffer.

We rely on information technology to enhance the efficiency and effectiveness of our operations, to process, transmit, store, access and protect electronic information, to interface with our customers and suppliers, and to record and process financial transactions accurately. We have embarked on an initiative to substantially optimize and develop our information technology systems and platforms in 2012 and beyond. This initiative includes the implementation of a variety of new IT systems, upgrades to existing systems, and decommissioning of unnecessary or less efficient systems. We can offer no assurances that these IT system investments will deliver the expected benefits, that we will successfully or timely implement these systems, or that we will not experience significant disruptions to our business as we implement these IT investments. Any such failures could harm our reputation and result in the loss of customers, and the costs of implementing these IT investments may exceed current expectations. Failure to implement our anticipated IT systems investments as planned could have a material adverse impact on our business, financial condition and results of operations.

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

We receive rebates from rebate intermediaries and numerous pharmaceutical manufacturers based on the use of selected drugs by members of health plans sponsored by our clients, as well as fees for other programs and services. We believe our business, results of operations, financial condition and cash flows could suffer if:

•	we lose relationships with one or more key pharmaceutical manufacturers or rebate intermediaries;

•	we are unable to finalize rebate contracts with one or more key pharmaceutical manufacturers for 2012 or are unable to negotiate interim arrangements;

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

Contracts in the prescription drug industry, including our contracts with our retail pharmacy networks and with our PBM clients, as well as our mail order pharmacy reimbursement rates, generally use certain published benchmarks to establish pricing for prescription drugs. These benchmarks include AWP, AMP, and Wholesale Acquisition Cost, or WAC. Most of our contracts utilize the AWP standard. Recent events, including First DataBank’s decision to discontinue publishing AWP, have raised uncertainties as to whether payors, pharmacy providers, PBMs and others in the prescription drug industry will continue to utilize AWP as it has previously been calculated or whether other pricing benchmarks will be adopted for establishing prices within the industry.

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

These matters are discussed in detail under “Business—Government Regulation – Combined Federal and State Laws, Regulations and Other Standards Affecting Our Business — Legislation and Litigation Affecting Drug Prices,” above. We believe that payors, pharmacy providers, and PBMs are in the process of evaluating other pricing benchmarks as the basis for contracting for prescription drugs and benefit management services in the future.

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

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $5.3 billion in 2011. Our business strategy is to continue to seek to expand our operations, including through possible acquisitions. If we are unable to finance continued growth, manage future expansion or hire and retain the personnel needed to manage our business successfully, then our business, results of operations, financial condition and cash flows could be adversely affected. Our growth in operations has placed significant demands on our management and other resources, which is likely to continue. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly skilled and motivated employees.

If we are unable to manage potential problems and risks related to our recent acquisition of Catalyst Rx Health Initiatives, Inc. (formerly known as Walgreens Health Initiatives, Inc.) or future acquisitions, our business, results of operations, financial condition and cash flows could suffer.

Part of our growth strategy includes making acquisitions involving new markets and complementary products, services, technologies and businesses, including our recent acquisition of Catalyst Rx Health Initiatives, Inc. (“CHII”) in June 2011. We may not be able to successfully integrate CHII into our business as quickly as anticipated, or at all, and we may not realize anticipated cost savings or benefits on the expected timetable or at all. If we are unable to overcome the potential problems and inherent risks related to such acquisitions, our business, results of operations, financial condition and cash flows could suffer. Our ability to continue to expand successfully through acquisitions depends on many factors, including our ability to identify acquisition prospects and negotiate and close transactions. Even if we complete future acquisitions:

•	we may not be successful in retaining customers of the acquired company;

•	we could fail to successfully integrate the operations, services and products of an acquired company;

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

There are risks associated with integrating and operating newly acquired businesses. We can give no assurance that if we do acquire any new business organizations in the future, we will successfully operate and integrate them or that we will achieve the expected operating synergies or other anticipated benefits from the acquisitions. Many companies compete for acquisition opportunities in the PBM industry. Most of our competitors are companies that have significantly greater financial and management resources than we do. This may reduce the likelihood that we will be successful in completing acquisitions necessary to the future success of our business.

We will continue to incur significant transaction and integration costs in connection with the acquisition of Catalyst Rx Health Initiatives, Inc. (“CHII”)

We will continue to incur significant costs in connection with the acquisition of CHII, which was completed in June 2011. The substantial majority of these costs will be non-recurring expenses related to the acquisition, facilities, and systems consolidation costs. We may incur additional costs to maintain employee morale and to retain key employees. We will also incur substantial transaction fees and costs related to formulating integration plans. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, should allow us to more than offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our level of indebtedness could adversely affect our ability to grow our business, our credit ratings and profile, and the covenants and restrictions in our credit facilities could adversely affect our business, financial condition, and results of operations.

We may incur substantial indebtedness under our credit facilities, particularly to fund future acquisitions, and our level of indebtedness could adversely affect our financial condition. In such an event, we would be required to devote a portion of our cash flows from operating activities to service our indebtedness, and such cash flows would therefore not be available for other corporate purposes. We have $140.6 million outstanding under our term loan facility and $130.0 million outstanding under our revolving credit facility. We have the ability under our credit facilities to draw up to $400.0 million on our revolver, and an additional $100.0 million of term loan or revolving loan debt if certain conditions are satisfied under our credit facilities (including the agreement of current or new lenders to extend additional credit to us). We may also seek additional debt financing to fund part of our growth strategy of making acquisitions. Our level of indebtedness may:

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

Various aspects of our business may subject us to litigation and liability for damages. These include, but are not limited to, the performance of PBM services, the alleged filing of false claims, the operation of our call centers and Web site, and the potential for dispensing errors in the operation of our mail order pharmacies. A successful product or professional liability or other type of claim in excess of or subject to exclusion by our insurance coverage where we are required to pay damages, incur legal costs or face negative publicity could have a material adverse effect on our business, results of operations, financial condition or cash flows, our business reputation and our ability to attract and retain clients, network pharmacies, and employees. While we intend to maintain professional and general liability insurance coverage at all times, we cannot provide assurances that we will be able to maintain insurance in the future, that insurance will be available on acceptable terms, or that insurance will be adequate to cover any or all damages associated with potential product, professional liability, or other types of claims.

We are dependent on key information technology systems provided by third parties, including our point of sale information system and transaction processing system, disruption of which could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our company utilizes a number of key information technology systems to operate including, but not limited to, our point of sale transaction processing system, our data warehouse, our benefit plan design and reporting systems, our member services support systems, and our billing and payment processing systems. Several of these applications are licensed to us by software providers and maintained directly by us, and other systems are hosted and maintained by third party providers. In particular, our operations utilize electronic networks connecting over 65,000 retail pharmacies to process third-party claims provided by two third-party adjudication vendors. Because claims are adjudicated in real time, systems availability and reliability are critical to meeting customers’ service expectations. Any interruption in real time service, either through systems availability or telecommunications disruptions, can significantly damage the quality of service we provide. Our PBM services also depend on third-party proprietary software to deliver timely and accurate plan design updates, make payments to pharmacies and vendors, deliver detailed and customized utilization reporting, support mobile applications, and provide medication therapy management tools, and facilitate a number of other key functions. We do not have redundant or back-up systems for such IT systems, and there can be no assurance that we will not experience business interruptions arising from failures in our IT systems, corruption of data, contract disputes, telecommunications failures, cyber security attacks, decisions by third party providers to limit or discontinue providing services to us, or other events disrupting our access to, or the operation of, our IT systems.

A cyber security incident could cause a violation of HIPAA, breach of member privacy, or other negative impacts.

A cyber-attack that bypasses our information technology, or IT, security systems causing an IT security breach, loss of protected health information, or PHI, or other data subject to privacy laws, loss of proprietary business information, or a material disruption of our IT business systems resulting in a material adverse business impact on our business and results of operations. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of PHI, other confidential data or proprietary business information, operational or business delays resulting from the disruption of IT systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident.

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

During the past several years, the United States health care industry has been subject to an increase in governmental regulation at both the federal and state levels. We are subject to numerous federal and state regulations. If we fail to comply with existing or future applicable laws and regulations, we could suffer civil or criminal penalties. We must devote significant operational and managerial resources to comply with these laws and regulations. Although we believe that we substantially comply with all existing statutes and regulations applicable to our business, different interpretations and enforcement policies of these laws and regulations could subject our current practices to allegations of impropriety or illegality by various government enforcement authorities or by whistleblowers or could require us to make significant changes to our operations. In addition, we cannot predict the impact of future legislation and regulatory changes on our business or assure you that we will be able to obtain or maintain the regulatory approvals required to operate our business.

Among the legislation and government regulations that could affect us as a provider of PBM services are the regulatory matters discussed in detail in under “Business—Government Regulation,” above, specifically including Medicare Part D laws and regulation, federal laws prohibiting remuneration for referrals, federal statutes prohibiting false claims, ERISA regulation, FDA regulation, antitrust regulation, health care reform legislation, state anti-remuneration/false claims laws, state consumer protection laws, state comprehensive PBM regulation, network access legislation, state legislation affecting plan or benefit design, state regulation of financial risk plans, state discount drug card regulation, privacy and confidentiality legislation, legislation and litigation affecting drug prices, voluntary industry ethical guidelines, and future legislation or regulatory initiatives.

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

Medicare Part D laws subject us to certain regulations and scrutiny, and additional requirements will apply to us if we successfully enter into a contract with the Center for Medicare and Medicaid Services, or CMS, for the delivery of Employer Group Waiver Plan services beginning in 2013.

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

A key element of our retiree strategy is the development of a Medicare Part D Employer Group Waiver Plan, or EGWP, offering for the 2013 plan year. We have applied to the Center for Medicare and Medicaid Services, or CMS, for a contract to deliver an EGWP in 2013, but there can be no assurance that we will meet all of the regulatory requirements for obtaining a CMS contract or that CMS will enter into a contract with us that would permit us to deliver an EGWP solution to our clients. If we are not successful in obtaining the ability to deliver an EGWP offering, would experience increased attrition in our client base, and we may not be successful in winning new business. In addition, the development of an EGWP offering will require substantial investments in the personnel and technology necessary to administer the program, and there can be no assurance that we will successfully deploy or operate an EGWP solution even if we enter into the required CMS contract.

Additionally, we will become subject to complex contractual and regulatory compliance requirements associated with delivering an EGWP solution, including both Medicare Part D requirements and applicable state insurance operating, financial, and reporting requirements. We could incur substantial monetary penalties, applicable sanctions, or remediation expenses should we be determined not to have complied with any such requirements, including suspension of enrollment and marketing or debarment from participation in Medicare programs.

We face significant competition in attracting and retaining talented employees.

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

We lease twenty-seven facilities throughout the United States and Puerto Rico. Our corporate headquarters office, containing approximately 75,000 square feet, is located in Rockville, Maryland and accommodates our executive and corporate functions. We also have satellite offices in Alabama, Colorado, Florida, Georgia, Hawaii, Illinois, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nevada, North Carolina, Ohio, Pennsylvania, Puerto Rico and Texas. We believe all of our facilities are well-maintained and in good operating condition and have adequate capacity to meet our current business needs.

Sixteen of our twenty-six satellite offices, with a total of 260,000 square feet, are under leases that expire over terms through 2023 and the other offices are under month-to-month leases. We believe that suitable space on commercially reasonable terms will be available to us as required.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we become subject to legal proceedings and claims in the ordinary course of business. Such claims, even if without merit, could result in the significant expenditure of our financial and managerial resources. We are not aware of any legal proceedings or claims that we believe will, individually or in the aggregate, materially harm our business or have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CHSI.” The following table sets forth, for each period indicated, the range of high and low sales closing prices for our common stock:

	High	Low
2010
First quarter	$43.83	$36.56
Second quarter	$45.00	$33.67
Third quarter	$43.64	$32.28
Fourth quarter	$47.21	$34.66
2011
First quarter	$56.00	$42.57
Second quarter	$64.91	$52.36
Third quarter	$66.50	$46.89
Fourth quarter	$55.66	$46.06

On February 1, 2012, the closing sale price of our common stock, as reported by the NASDAQ Global Select Market, was $57.15 per share.

Holders

As of February 1, 2012, there were approximately 24,060 holders of our common stock either of record or in street name.

Dividend Policy

We have never paid a dividend on our common stock and have no present intention on commencing the payment of cash dividends. It is possible that the Board could determine in the future, based on our financial and other relevant circumstances at that time, to pay dividends.

Recent Sales of Unregistered Securities

Pursuant to our acquisition of inPharmative on August 25, 2010, we issued 100,000 common stock warrants. These warrants, which expire on August 25, 2013, have an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at December 31, 2011. The 100,000 common stock warrants were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Additionally, we issued 1,500 shares of our common stock in 2010 and 2009 to a non-employee pursuant to previously executed consulting services agreements. These issuances were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

This information is discussed in Part III, Item 12 of this Annual Report on Form 10-K.

Comparative Stock Performance

The following graph compares the performance of our common stock with the cumulative total return of companies in the NASDAQ Stock Market (U.S. Companies) Index and the Russell 2000 Index. All indices shown in the graph have been reset to a base of 100 as of December 31, 2006 and assume an investment of $100.00 on that date and the reinvestment of dividends paid since that date. On December 31, 2006, our common stock closed at $24.10 per share. We have never paid cash dividends on our common stock.

The comparisons in the graph are provided in response to disclosure requirements of the SEC and are not intended to forecast or be indicative of future performance of our common stock.

Comparison of 5 Year Cumulative Total Return

Among Catalyst Health Solutions, Inc., NASDAQ Stock Market and Russell 2000 Index

Cumulative Total Return Summary

	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Catalyst Health Solutions, Inc.	$100.00	$108.22	$101.04	$151.35	$192.93	$215.80
NASDAQ Composite Index	100.00	108.47	66.35	95.37	113.19	113.81
Russell 2000 Index	100.00	98.43	65.18	82.88	105.14	100.74

Prepared by Zacks Investment Research, Inc. Copyright 1980-2012. Center for Research in Security Prices (CRSP®), Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

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

		For the Years Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
		(In thousands, except per share data)
Statement of Operations Data:
Revenue	$5,329,594	$3,764,092	$2,894,380	$2,543,379	$1,857,697

Direct expenses	5,021,709	3,529,843	2,708,616	2,400,125	1,747,264
Selling, general and administrative	193,665	101,745	81,036	67,822	53,994

Total operating expenses	5,215,374	3,631,588	2,789,652	2,467,947	1,801,258

Operating income	114,220	132,504	104,728	75,432	56,439
Interest and other income	232	937	782	4,542	6,693
Interest expense	(7,495)	(3,027)	(560)	(311)	(162)

Income before income taxes	106,957	130,414	104,950	79,663	62,970
Income tax expense	40,370	49,457	39,785	29,269	23,671

Net income	66,587	80,957	65,165	50,394	39,299
Less: Net (loss) income attributable to non-controlling interest	(401)	—	—	—	31

Net income attributable to the Company	$66,988	$80,957	$65,165	$50,394	$39,268

Net income per share attributable to the Company, basic	$1.41	$1.85	$1.51	$1.18	$0.95
Net income per share attributable to the Company, diluted	$1.39	$1.82	$1.48	$1.16	$0.91
Weighted average shares of common stock outstanding, basic	47,569	43,855	43,128	42,527	41,525
Weighted average shares of common stock outstanding, diluted	48,107	44,536	43,942	43,588	43,006

Balance Sheet Data (as of December 31):
Cash, cash equivalents and short-term investments	$49,244	$157,843	$152,055	$54,979	$124,573
Total assets	2,030,178	1,142,036	832,921	701,637	551,430
Debt:
Current maturities of long-term debt	7,500	7,500	—	—	—
Long-term debt	263,125	140,625	—	—	—
Total liabilities	1,181,679	603,913	391,924	337,708	251,150
Total stockholders’ equity	848,499	538,123	440,997	363,929	300,280

(1)	Includes the acquisition of Catalyst Rx Health Initiatives, Inc. (formerly known as Walgreens Health Initiatives, Inc.) effective June 13, 2011.
(2)	Includes the acquisitions of FutureScripts, LLC and FutureScripts Secure LLC (collectively, “FutureScripts”) effective September 13, 2010.
(3)	Effective January 1, 2009, the Company adopted (a) the Financial Accounting Standards Board’s, or FASB, revised authoritative guidance for business combinations and (b) the FASB’s authoritative guidance for fair value measurements for non-financial assets and liabilities that are measured at fair value on a non-recurring basis. See “Note 11. Business Combinations” and “Note 7. Fair Value Measurements,” respectively, of our consolidated financial statements.
(4)	Effective January 1, 2008, the Company adopted the FASB’s authoritative guidance for fair value measurements, with the exception of the application of the statement to non-recurring non-financial assets and non-financial liabilities. See “Note 7. Fair Value Measurements” of our consolidated financial statements.
(5)	Effective January 1, 2007, the Company adopted the FASB’s authoritative guidance for accounting for uncertain tax positions. See “Note 9. Income Taxes” of our consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We provide our clients access to a contracted, non-exclusive national network of approximately 65,000 pharmacies. Our primary business is to provide our clients and their members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and we offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, including applicable claims processing fees, and make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates. Total claims processed, excluding administrative services only (ASO) claims, increased to 92.5 million in 2011 from 69.7 million in 2010. ASO claims were 45.2 million and 0.5 million in 2011 and 2010, respectively. Our revenue increased by approximately 42% to $5.3 billion in 2011 from $3.8 billion in 2010.

Pharmacy benefit claim payments from our clients are recorded as revenue, and prescription costs to be paid to pharmacies are recorded as direct expenses. Under our network contracts, we generally have an independent obligation to pay pharmacies for the drugs dispensed. In limited instances, when we administer pharmacy reimbursement contracts and do not substantially assume a credit risk, we record only our administrative or processing fees as revenue. Rebates earned under arrangements with manufacturers or third-party intermediaries are predominately recorded as a reduction of direct expenses. The portion of manufacturer or third-party intermediary rebates due to clients is recorded as a reduction of revenue.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of approximately $1.8 billion, $1.0 billion and $0.8 billion for the years ended December 31, 2011, 2010 and 2009, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following table illustrates the effects on the reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	For the years ended December 31,
	2011	2010	2009
Reported revenue	$5,329.6	$3,764.1	$2,894.4
Member co-payments	1,844.1	1,025.3	810.6

Total	$7,173.7	$4,789.4	$3,705.0

Reported direct expenses	$5,021.7	$3,529.8	$2,708.6
Member co-payments	1,844.1	1,025.3	810.6

Total	$6,865.8	$4,555.1	$3,519.2

ACQUISITIONS AND INVESTMENTS

Our business has grown rapidly since 2000, in part due to acquisitions, with total annual PBM revenue increasing from $4.9 million in 2000 to $5.3 billion in 2011. We plan to continue expanding our operations through acquisitions involving new markets and complementary products, services, technologies and businesses. We strive to timely integrate our acquisitions into our financial, organizational, management and technology structure. When successfully integrated, we expect to achieve cost savings from the consolidation of certain corporate activities and the elimination of certain duplicate components of our corporate operations.

Catalyst Rx Health Initiatives, Inc. (formerly known as Walgreens Health Initiative, Inc.)

On June 13, 2011, we completed our acquisition of Catalyst Rx Health Initiatives, Inc., or “CHII”, formerly known as Walgreens Health Initiatives, Inc., or “WHI”, which was the PBM subsidiary of Walgreen Co., or “Walgreens”. The purchase price was $485.0 million in cash, subsequently adjusted by $48.6 million for net working capital adjustments, and up to $40.0 million in additional cash consideration payable upon the achievement of certain client retention milestones through March 31, 2014. The fair value of the contingent consideration at the acquisition date was approximately $36.7 million. The cash payment for this acquisition was funded from a combination of cash on hand and amounts drawn under our revolving credit facility. For the year ended December 30, 2011, we incurred approximately $12.2 million of transaction related costs, which were included in selling, general and administrative expenses in our consolidated statements of operations.

The purchase price of CHII was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $366.5 million, acquired technology of $11.3 million with an estimated useful life of 5.5 years, customer relationship intangibles of $133.0 million with an estimated useful life of 13 years, and other contract intangibles related to an administrative support services agreement with the seller of $44.9 million with an estimated useful life of 8 years. Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of CHII.

The value of identified intangibles reflect that we entered into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as 10-year agreements to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members, and to provide certain administrative support services to on-going Walgreens businesses.

We determined the fair value of the contingent consideration using probability assessments of the expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Subsequent changes to the valuation are recorded through earnings. For the year ended December 31, 2011, there was a $1.0 million increase in the fair value of contingent consideration subsequent to acquisition which was recorded in selling, general and administrative expenses in the consolidated statements of operations.

The acquisition was accounted for as a purchase, and accordingly, the results of CHII operations are included in our consolidated financial statements since the date of acquisition.

Acquisition of NLBP, LLC

On January 25, 2011, we acquired NLBP, LLC, or “NLBP”, an Arizona limited liability company which has developed an electronic clinical messaging platform, for $6.2 million in cash.

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

Acquisition of FutureScripts, LLC

On September 13, 2010, we completed the acquisition of FutureScripts, LLC and FutureScripts Secure LLC (collectively, “FutureScripts”). FutureScripts, formed in 2006, was the PBM subsidiary of Independence Blue Cross or “IBC”. FutureScripts provides pharmacy benefit management services to approximately 1 million lives and manages over 14 million prescriptions annually. We manage these pharmacy benefits under the terms of a 10-year contract. Under the terms of the acquisition agreement, we maintain the FutureScripts brand and provide IBC a full complement of services, including: claims adjudication, member services, network administration, formulary management and rebate contracting, mail and specialty drug management, clinical services, data reporting and analytics, as well as client service and sales support.

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

Acquisition of Total Script, LLC

In July 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement included contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million based on the achievement of certain milestones and net new business acquired. Also, during 2011 and 2010, there were decreases of $3.0 million and $1.1 million, respectively, in the fair value of recognized amounts for the contingent consideration, primarily due to revised assumptions regarding net new business contracted. On December 15, 2011, we entered into an agreement with Total Script whereby we will pay $2.7 million in connection with full and final settlement of the remaining contingent consideration owed. Such cash payment was made on January 3, 2012. The adjustments to the fair value of recognized amounts for contingent consideration, including a $3.4 million adjustment at settlement, were included in selling, general and administrative expenses in the consolidated statements of operation for the respective periods.

Other acquisitions

To support our geographic expansion and growth, we have periodically completed various insignificant business acquisitions to secure local operating assets, new pharmacy network contracts and local market executive offices. None of these transactions has had any significant impact on our reported revenues, assets or results of operations.

Variable Interest Entity – Script Relief, LLC

We entered into a purchase agreement on December 16, 2011, whereby we made an initial capital contribution of $5.0 million to Script Relief LLC, a Delaware corporation, in exchange for a 19.9% ownership interest. Script Relief operates a direct to consumer pharmacy benefit business including discount card offerings and associated activities. We have evaluated this transaction and have determined that Script Relief is a variable interest entity and that we are the primary beneficiary because our underlying PBM and pharmacy contracts represent its key business operations and we have the power to direct these activities. As a result, we consolidate Script Relief in our consolidated financial statements and separately disclose the amounts attributable to our non-controlling interests, which were recorded at fair value as of the date of the purchase agreement. The carrying amount of the assets and liabilities, and the impact of the operating results of this consolidated variable interest entity were not material to our consolidated financial statements for the year ended December 31, 2011. Under the purchase agreement, upon the achievement of certain milestones, we may be required to make an additional $5.0 million capital contribution within twelve months in exchange for additional ownership interests. Additionally, beginning December 2012 and through April 2016, we have the right to purchase all of the outstanding interests owned by the other equity member. The purchase of the outstanding interests is at our sole discretion and is subject to a contractually-defined purchase price. If we elect to exercise this call option, it does contain a minimum purchase price of $50.0 million which could be increased based on operating performance. There are no other terms that would require us to provide additional financial support to the variable interest entity. Under the accounting guidance, subsequent changes in our ownership interest while maintaining control will be accounted for as an equity transaction.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. Revenue from operations for the years ended December 31, 2011 and 2010 was approximately $5.3 billion and $3.8 billion, respectively. Revenue increased over the comparable period in 2010 by $1.5 billion. Total claims processed, excluding administrative services only (ASO) claims, increased to 92.5 million in 2011 from 69.7 million in 2010. ASO claims were 45.2 million and 0.5 million in 2011 and 2010, respectively. Our increase in revenue and prescription volume in 2011 was primarily due to our initiation of services with several new PBM clients, as well as our current year acquisition of Catalyst Rx Health Initiatives, Inc. (“CHII”), formerly known as Walgreens Health Initiatives, Inc., which contributed revenue of $0.6 billion in 2011, and the full year effect of our prior year acquisitions of FutureScripts and inPharmative, which contributed incremental revenue of $0.6 billion. Also, for the years ended December 31, 2011 and 2010, acquisition related intangible amortization expense of $12.9 million and $2.7 million, respectively, for customer contracts related to PBM agreements has been included as an offset to revenue.

For the year ended December 31, 2011, our revenue per claims processed, excluding ASO claims, increased by approximately 6% when compared to the same period in 2010. The increase in revenue per claims processed for 2011 was primarily caused by manufacturer-driven price inflation and increased use of specialty medications, offset by an increase in generic utilization. Additionally, the portion of manufacturer or third-party intermediary rebates due to clients is recorded as a reduction of revenue. For the years ended December 31, 2011 and 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $2.2 million and $3.5 million, respectively.

Direct Expenses. Direct expenses for the years ended December 31, 2011 and 2010 were approximately $5.0 billion and $3.5 billion, respectively. Direct expenses increased by $1.5 billion over the comparable period in 2010 primarily due to the $1.5 billion increase in overall revenue. Direct expenses for 2011 and 2010 represented 96.3% and 97.2% of total operating expenses for the respective periods. Additionally, rebates earned under arrangements with manufacturers or third-party intermediaries are predominately recorded as a reduction of direct expenses. For the years ended December 31, 2011 and 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $4.8 million and $4.8 million, respectively.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower-cost network pharmacies. Our gross margin increased to $307.9 million for the year ended December 31, 2011 from $234.2 million for the comparable period in 2010. Gross margin as a percentage of revenue was 5.8% and 6.2% for the years ended December 31, 2011 and 2010, respectively. In 2011, gross margin percentages were reduced primarily by the impact of CHII, FutureScripts and new client implementations and renewals. These decreases were somewhat offset by gross margin improvements resulting from an increased level of generic substitution and higher network discount rates.

Selling, General and Administrative Expenses. For the year ended December 31, 2011, selling, general and administrative expenses increased by $92.0 million over the prior year to $193.7 million, or 3.7% of operating expenses. For the year ended December 31, 2010, selling, general and administrative expenses was $101.7 million, or 2.8% of total 2010 operating expenses. The increase in selling, general and administrative expenses was primarily associated with incremental costs related to acquisitions, our growth and the associated personnel, facility and vendor costs to serve and implement new clients. For the year ended December 31, 2011, we incurred $47.7 million of CHII transaction and integration related costs.

Selling, general and administrative expenses of $193.7 million for the year ended December 31, 2011, consisted of $73.9 million in compensation and benefits, which includes $8.4 million in non-cash compensation, $65.5 million in professional fees, which includes $42.9 million of transition and integration related costs, $13.8 million in facility costs, $6.9 million in travel expenses, $3.8 million in insurance and other corporate expenses, $1.9 million in non-employee non-cash compensation expense, $2.5 million in recruitment and temporary help, $1.2 in other, which includes an offset of $5.3 million for the net adjustment to the fair value of contingent consideration, and $24.2 million in depreciation and amortization.

Selling, general and administrative expenses of $101.7 million for the year ended December 31, 2010, consisted of $50.0 million in compensation and benefits, which includes $5.5 million in non-cash compensation, $14.2 million in professional fees, which includes transaction related costs, $10.3 million in facility costs, $5.6 million in travel expenses, $3.4 million in insurance and other corporate expenses, $1.6 million in non-employee non-cash compensation expense, $1.1 million in recruitment and temporary help, $3.5 million in other, and $12.0 million in depreciation and amortization.

Interest and Other Income. Interest and other income decreased to $0.2 million for the year ended December 31, 2011 from $0.9 million for the year ended December 31, 2010. The decrease was primarily due to changes in our average balances and reductions in average market interest rates in short-term investments during the period.

Interest Expense. Interest expense increased to $7.5 million for the year ended December 31, 2011 from $3.0 million in the comparable period in 2010. The increase was primarily attributable to the interest expense associated with our use of our credit facilities and the amortization of related financing costs.

Income Tax Expense. The effective income tax rates of 37.7% in 2011 and 37.9% in 2010 represent the percentage relationship of the provision for income taxes to the income before provision for income taxes. Our tax rate in 2011 was favorably impacted by a decrease in our overall state effective income tax rates.

Net Income. Net income for the year ended December 31, 2011 decreased by approximately $14.4 million over the same period in 2010 to $66.6 million. The decrease in net income was primarily a function of increased selling, general and administrative expenses related to our recent acquisitions.

Net Income Attributable to the Company. Our 2011 net income attributable to the Company excludes a $0.4 million of net loss attributable to a non-controlling interest. The decrease in our 2011 net income attributable to the Company over the same period in 2010 was primarily a function of increased selling, general and administrative expenses related to our recent acquisitions.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue. Revenue from operations for the years ended December 31, 2010 and 2009 were approximately $3.8 billion and $2.9 billion, respectively. Revenue increased over the comparable period in 2009 by $0.9 billion. Total claims processed, excluding ASO claims, increased to 69.7 million in 2010 from 55.7 million in 2009. ASO claims were 0.5 million in both 2010 and 2009. Our initiation of services with several new PBM clients and our acquisition of FutureScripts, inPharmative and Total Script were the primary contributors to the increase in our revenue and prescription volume. Also, for the year ended December 31, 2010, acquisition related intangible amortization expense of $2.7 million for a customer contract related to a PBM agreement has been included as an offset to revenue. For the year ended December 31, 2010, our revenue per claims processed, excluding ASO claims, increased by approximately 4% when compared to the same period in 2009. The increase in revenue per claims processed for 2010 was primarily caused by manufacturer-driven price inflation and increased use of specialty medications offset by an increase in generic utilization. Additionally, the portion of manufacturer or third-party intermediary rebates due to clients is recorded as a reduction of revenue. For the year ended December 31, 2010, adjustments made to these rebate payable estimates from prior periods increased revenue by $3.5 million.

Direct Expenses. Direct expenses for the years ended December 31, 2010 and 2009 were approximately $3.5 billion and $2.7 billion, respectively. Direct expenses increased by $0.8 billion over the comparable period in 2009 primarily due to the $0.9 billion increase in revenue. Direct expenses for 2010 and 2009 represented 97.2% and 97.1% of total operating expenses for the respective periods. Rebates earned under arrangements with manufacturers or third-party intermediaries are recorded as a reduction of direct expenses. For the year ended December 31, 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $4.8 million.

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

Selling, General and Administrative Expenses. For the year ended December 31, 2010, selling, general and administrative expenses increased by $20.7 million over the prior year to $101.7 million, or 2.8% of operating expenses. For the year ended December 31, 2009, selling, general and administrative expenses was $81.0 million, or 2.9% of total 2009 operating expenses. The increase in selling, general and administrative expenses was primarily associated with our growth and the associated personnel, facility and vendor costs to serve and implement new clients, as well as incremental selling, general and administrative costs related to pursuing potential acquisitions.

Selling, general and administrative expenses of $101.7 million for the year ended December 31, 2010, consisted of $50.0 million in compensation and benefits, which includes $5.5 million in non-cash compensation, $14.2 million in professional fees, which includes transaction related costs, $10.3 million in facility costs, $5.6 million in travel expenses, $3.4 million in insurance and other corporate expenses, $1.6 million in non-employee non-cash compensation expense, $1.1 million in recruitment and temporary help, $3.5 million in other, and $12.0 million in depreciation and amortization.

Selling, general and administrative expenses of $81.0 million for the year ended December 31, 2009, consisted of $41.0 million in compensation and benefits, which includes $4.3 million in non-cash compensation, $8.2 million in professional fees and technology services, $9.7 million in facility costs, $2.9 million in travel expenses, $3.4 million in insurance and other corporate expenses, $2.2 million in non-employee non-cash compensation expense, $0.9 million in recruitment and temporary help, $3.0 million in other, and $9.7 million in depreciation and amortization.

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

Net Income Attributable to the Company. Net income attributable to the Company for the year ended December 31, 2010 increased by approximately $15.8 million over the same period in 2009 to $81.0 million. The increase in net income attributable to the Company was primarily a function of increased gross margin, reduced by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and, most recently, through the proceeds of a public offering of shares of our common stock. During the last several years, we have generated positive cash flow from operations and anticipate similar results for 2012. At December 31, 2011, our cash and cash equivalents were $49.2 million. The net decrease of $108.6 million in our cash and cash equivalents since the end of fiscal 2010 resulted primarily from the cash provided by our operating activities and financing activities, offset by cash used in the acquisition of WHI.

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

On April 14, 2011, we amended and restated our existing senior credit facilities which were originally entered into on August 4, 2010, consisting of a revolving credit facility and term loan facility. The original term loan facility had a principal amount of $150.0 million and remains unchanged subsequent to the amendment. The original revolving credit facility had an aggregate revolving commitment of $200.0 million, and was subsequently amended to increase that commitment to $400.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our amended credit agreement, pursuant to the terms of a separate guarantee and collateral agreement.

During the year ended December 31, 2011, we cumulatively borrowed $609.0 million under our revolving credit facility and made $479.0 million of repayments. The outstanding balance under the revolving credit facility at December 31, 2011 was $130.0 million. The term loan facility balance at December 30, 2011 was $140.6 million and amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, with such payments having commenced on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount. We anticipate repaying the term loan and revolving credit facility through our operating cash flows.

Net Cash Provided by Operating Activities. Our operating activities generated $99.0 million of cash from operations in 2011, a $1.3 million increase from the $97.7 million generated in 2010. This $99.0 million in cash provided by operating activities in 2011 reflects $66.6 million in net income, plus $60.7 million in net non-cash charges and a $28.3 million net decrease in cash provided by changes in working capital and other assets and liabilities. This $28.3 million net decrease in cash provided by changes in working capital, net of effects from acquisitions, was primarily due to changes in accounts receivable of $57.4 million, rebates receivable of $72.1 million, income tax receivable of $13.0 million, other assets of $8.2 million and accrued expense and other liabilities of $2.8 million, offset by changes in inventory of $0.4 million, accounts payable of $103.4 million and rebates payable of $21.4 million. The change in accounts receivable and in rebates receivable reflects the impact of the timing of the collection of these receivables. The change in rebates payable and in accounts payable reflects the temporary benefit in the timing of payments of these liabilities.

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

Net Cash Used in Investing Activities. Net cash used in investing activities for the year ended December 31, 2011 was $550.6 million, compared to $240.3 million in 2010. The cash used in 2011 reflects expenditures of $462.1 million for business acquisitions, net of cash received for working capital adjustments, $40.0 million in business acquisition related restricted cash, $5.0 million in other restricted cash, $40.7 million in capital expenditures and other investing activities of $3.2 million, offset by $0.4 million cash from consolidation of our variable interest entity.

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

Net Cash Provided by Financing Activities. Net cash provided by financing activities for the year ended December 31, 2011 was $343.0 million compared to $148.4 million in 2010. In 2011, we received $227.1 million from an equity offering, $130.0 million from net borrowings on our revolving credit facility, $1.9 million from the exercise of stock options, $0.6 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan, an income tax benefit of $6.8 million related to the exercise of stock options and restricted stock vesting, and other financing activities of $1.0 million. Additionally, we purchased $3.5 million of treasury stock during 2011, incurred $5.4 million in deferred financing cost related to our credit facilities, made scheduled repayments of $7.5 million on our term loan, and repaid obligations of $8.0 million related to the First Rx Specialty and Mail Services LLC arrangement.

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

OBLIGATIONS AND CONTRACTUAL COMMITMENTS

The following table reflects our current contractual commitments as of December 31, 2011 (in thousands):

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt obligations	$270,625	$7,500	$15,000	$248,125	$—
Interest payments on long-term debt obligations(1)	10,997	3,170	5,822	2,005	—
Operating leases	80,544	9,090	19,726	16,628	35,100

Total contractual obligations (2)	$362,166	$19,760	$40,548	$266,758	$35,100

(1)	The interest expense for our term loan obligation is based on our December 31, 2011 LIBOR and applicable margin over LIBOR. Our actual interest payments will fluctuate with changes in LIBOR and in the margin over LIBOR we are required to pay. We have excluded from these interest payments the interest on our outstanding revolving credit facility as this interest is calculated based on the outstanding balance which may vary daily and is not pre-determinable. See “Note 8 – Financing” of our consolidated financial statements for further discussion.
(2)	Total contractual obligations exclude (a) the potential future payments required in connection with possible contingent consideration payments through 2014 associated with our acquisition of Catalyst Rx Health Initiatives, Inc., and (b) the potential future payments that may be made associated with our consolidated variable interest entity. See “Note 11. - Business Combinations” and “Note 12 – Variable Interest Entity”, respectively, of our consolidated financial statements for further discussion.

At December 31, 2011, we had a $400.0 million revolving credit facility with $130.0 million in outstanding borrowings. For additional information regarding our credit facilities, deferred income taxes, and operating leases, see Notes 8, 9 and 12, respectively, of our consolidated financial statements.

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

Revenue and direct expense recognition

We recognize revenue from services provided to our clients for sales of prescription drugs either by pharmacies in our nationwide network or through our mail order facilities, and related claims processing fees. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When we have a contractual obligation to pay a network pharmacy provider for benefits provided to our clients’ members, total payments from these clients, including administration and other fees, are recorded as revenue and payments to the network pharmacy provider, and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require us to assume the credit risk of our clients’ abilities to pay. In limited instances, when we administer pharmacy reimbursement contracts and do not assume credit risk, we record only the net revenue and the administrative or processing fees. Rebates earned under arrangements with manufacturers or third-party intermediaries are predominately recorded as a reduction to direct expenses. The portion of such rebates due to our clients is recorded as a reduction of revenue. Manufacturers’ or third-party intermediary rebates are based on estimates, which are subject to final settlement with the contracted party. We refine our estimates each period based on actual collection and payment experiences.

Member co-payments are not recorded as revenue. Under our pharmacy contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, we do not assume liability for member co-payments in pharmacy transactions. As such, we do not include member co-payments to pharmacies in revenue or direct expenses.

Rebates Receivable and Payable

Rebates earned under arrangements with manufacturers or third-party intermediaries are predominately recorded as a reduction of direct expenses. The portion, which in some cases may be the full amount, of such rebates due to clients is recorded as a reduction of revenue. Manufacturers’ or third-party intermediary rebates are based on estimates, which are subject to final settlement with the contracted party on an on-going basis.

The Company estimates its rebates receivable and rebates payable based on the number and type of claims submitted, the rebate program terms with its clients, the Company’s rebate contracts with pharmaceutical manufacturers and third-party intermediaries, and other information that may be available. The amount of rebates actually received by the Company, and rebates paid to its clients, is impacted by a variety of factors, including the validation of claims data submitted by the Company and differences between estimated and actual rebatable products. As a result, the Company’s actual experience relative to rebates received by the Company, and rebates paid to its clients, may result in adjustments to the estimates made in prior periods.

During 2011, the Company had favorable adjustments to its prior estimates related to rebates receivable and rebates payable by $4.8 million and $2.2 million, respectively. During 2010, the Company’s favorable adjustment to its prior estimates related to rebates receivable and rebates payable were $4.8 million and $3.5 million, respectively. The impact of adjustments in rebates receivable and rebates payable estimates for the years ended December 31, 2009 were not material. Future adjustments to the amounts of rebates receivable and rebates payable outstanding are possible but are not expected to be material.

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

Goodwill

Our goodwill is not amortized, but is tested for impairment at least annually. In the current year, we adopted a new Accounting Standards Updates (“ASU”) that allows for the goodwill impairment analysis to start with an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform a two-step impairment test.

In the first step of the impairment test, we would test for impairment of goodwill by estimating the fair values of our reporting units using a present value of future cash flows approach. Although we operate in one reportable segment, for the purposes of performing this impairment test under the accounting standards, we have identified three reporting units. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step, less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, the goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

We performed our qualitative goodwill impairment assessment at December 31, 2011 under the new ASU guidance and concluded that it was not more-likely-than-not that goodwill impairment existed at that date. As a result, we did not need to proceed to step one for any of our reporting units. Our fiscal 2011 annual goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of the company’s share price and market capitalization, overall financial performance, and macro-economic and industry conditions. We considered the qualitative factors and weighted the evidence obtained, and we determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a different result. Additionally, at December 31, 2010, we performed the first step test required under the previous guidance using a present value of future cash flows approach and concluded there was no goodwill impairment, as the results of that valuation indicated that each of our reporting units’ fair values were significantly higher than their carrying values.

Variable Interest Entities

The Company qualitatively assesses the determination of the primary beneficiary of variable interest entities (“VIE”) based on whether we (1) have the power to direct matters that most significantly impact the activities of the VIE and (2) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consolidate the VIEs for which we are the primary beneficiary.

Investments

The Company’s investments consist primarily of our investments in non-controlled companies and are recorded at cost. At December 31, 2011 and 2010, there were no identified events or changes in circumstances that had a significant adverse effect on the values of these investments. If there was evidence of a decline in value, which is other than temporary, the amounts would be written down to their estimated recoverable value. Also included in investments are auction rate securities, or “ARS”, which are classified as available-for-sale and are recorded at fair market value, with unrealized gains (losses), net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and amounts representing credit losses on these ARS’, of which there were none, are included in other income. For purposes of determining any credit loss, the Company assesses the fair value of its ARS under the single best-estimate approach. We continue to receive timely interest payments and there have been instances of recent redemptions of our auction rate securities by issuers at par; however, our ARS investments currently lack short-term liquidity and, therefore, are classified as non-current on our balance sheet.

Income Taxes

Our deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities, given the provisions of enacted tax laws. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. In providing for deferred taxes, we consider tax regulations of the jurisdictions in which we operate, estimates of future taxable income, and available tax planning strategies. If tax regulations, operating results or the ability to implement tax-planning strategies vary, adjustments to the carrying value of deferred tax assets and liabilities may be required. Valuation allowances, if any, are recorded related to deferred tax assets based on the “more-likely-than-not” criteria.

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

We may, from time to time, be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

General Contingencies

The outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be successfully sought by federal or state regulatory authorities. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding current or future litigation, or penalties, fines or other sanctions because the inherently unpredictable nature of legal proceeding and sanctions may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate: (ii) discovery is not complete: (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. Nevertheless, it is reasonably possible that the outcome of legal matters or sanctions may have a material adverse effect on our results of operations, financial position, and cash flows and may affect our reputation.

NEW ACCOUNTING STANDARDS

For a discussion of new accounting standards affecting us, refer to Note 3 of our Notes to Consolidated Financial Statements.

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

We do not expect our business, results of operations, financial position or cash flows to be affected to any significant degree by a sudden change in market interest rates. At December 31, 2011, we had $270.6 million of long-term debt obligations which were subject to variable interest rates under our senior credit facilities. A hypothetical increase in interest rates of 1% would result in an increase in our annual interest expense of approximately $2.7 million (pre-tax), presuming obligations subject to variable interest rates remained constant.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of published financial statements in accordance with generally accepted accounting principles.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Our management has excluded Catalyst Rx Health Initiatives, Inc. (“CHII”), formerly known as Walgreen Health Initiatives, Inc., from our assessment of internal controls over financial reporting in 2011, because it was acquired by us in a purchase business combination during 2011. CHII is a wholly-owned subsidiary whose total assets and total revenue represent 35.8% and 11.3% of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Based on its assessment, management has concluded that as of December 31, 2011, our internal control over financial reporting was effective based on those criteria. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On January 19, 2012, Bruce F. Metge stepped down from his position as General Counsel and Secretary of Catalyst Health Solutions, Inc. (“Catalyst”), effective as of March 1, 2012. On February 22, 2012, Catalyst and Mr. Metge entered into a Voluntary Separation and Release Agreement (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Metge has agreed to continue to provide consulting services to Catalyst through December 31, 2012. In exchange for the consulting services and a general release of claims, Mr. Metge will be entitled to (i) a monthly consulting fee of $3,000, (ii) continued medical benefits through December 31, 2012 at Catalyst’s expense, (iii) vesting of the remaining 2,500 shares of common stock subject to his September 10, 2008 restricted stock award, and (iv) shortened non-compete and non-solicitation provisions, which will now expire on December 31, 2012.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required under this item will be contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the heading Proposal 1 – Election of Directors, Directors and Executive Officers, Corporate Governance, Committees and Section 16(a) Beneficial Ownership Reporting Compliance and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information required under this item will be contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders under the heading Executive Compensation, including Compensation Discussion and Analysis, Director Compensation, Compensation Committee Report and Compensation Committee and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required under this item will be contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders under Stock Ownership and is incorporated herein by reference.

The following table provides information as of December 31, 2011 with respect to shares of our common stock that may be issued under our existing equity compensation plans (share data in thousands):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	175	$6.25	2,268

Total	175	$6.25	2,268

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required under this item will be contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders under Transactions with Related Persons and Corporate Governance and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required under this item will be contained in our Proxy Statement for our 2012 Annual Meeting of Stockholders under Services Provided by the Independent Auditors and Policy Regarding Pre-Approval of Services Provided by the Independent Auditors and is incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following consolidated financial statements of Catalyst Health Solutions, Inc. are filed as part of this report under Item 8. - Financial Statements and Supplementary Data.

(1)	Financial Statements
Report of Independent Registered Public Accounting Firm
	Consolidated Balance Sheets as of December 31, 2011 and 2010	F-1
	Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009	F-2
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	F-3
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009	F-4
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	F-5
	Notes to Consolidated Financial Statements	F-6

(2)	Financial statement schedule:
	Schedule II—Valuation and Qualifying Accounts	S-1

All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements and notes thereto in Item 8 above.

(3)	Exhibits

The following exhibits are filed as part of this report unless noted otherwise:

Exhibit No.	Description

2.1	Catalyst Rx, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Rx, Inc. and Kevin C. Hooks as the Seller (1)

2.2	Catalyst Consultants, Inc. Securities Purchase Agreement dated as of November 14, 2001 by and among HealthExtras, Inc. as the Purchaser, Catalyst Consultants, Inc. and Kevin C. Hooks as the Seller (2)

2.3	Equity Interest Purchase Agreement dated as of August 4, 2010 by and among Catalyst Health Solutions, Inc., Independence Blue Cross, QCC Insurance Company, FutureScripts, LLC and FutureScripts Secure LLC (3)

2.4	Stock Purchase Agreement dated as of March 8, 2011 between Walgreen Co. and Catalyst Health Solutions, Inc. (4)

3.1	Certificate of Ownership and Merger Merging Catalyst Health Solutions, Inc. with and into HealthExtras, Inc., effective October 1, 2008 (5)

3.2	Amended and Restated Certificate of Incorporation of Catalyst Health Solutions, Inc., effective October 1, 2008 (6)

3.3	Amended and Restated Bylaws of Catalyst Health Solutions, Inc., effective October 1, 2008 (7)

4.1	Registration Rights Agreement dated June 18, 2004 by and among HealthExtras, Inc. and Kenneth J. Sack and the Sack Family Trust (8)

4.2	Form of Common Stock Certificate (8.1)

10.1	Form of HealthExtras, Inc. 1999 Stock Option Plan (9)

10.2	HealthExtras, Inc. 2000 Stock Option Plan (10)

10.3	HealthExtras, Inc. 2000 Directors’ Stock Option Program (11)

10.4	2003 HealthExtras, Inc. Equity Incentive Plan (12)

10.5	Form of 2003 HealthExtras, Inc. Equity Incentive Plan Restricted Stock Award Agreement (13)

10.6	HealthExtras, Inc. 2004 Employee Stock Purchase Plan (14)

10.7	Amendment to HealthExtras, Inc. 2004 Employee Stock Purchase Plan (15)

10.8	Catalyst Health Solutions, Inc. 2006 Stock Incentive Plan, as Amended and Restated on April 8, 2010 (16)

10.9	Form of HealthExtras, Inc. 2006 Stock Incentive Plan Restricted Stock Award Agreement (17)

10.10	HealthExtras, Inc. Management Non-Equity Incentive Compensation Plan (18)

10.11	Employment Agreement by and between HealthExtras, Inc. and Hai Tran (19)

10.12	Employment Agreement by and between HealthExtras, Inc. and Bruce Metge (20)

10.13	Employment Agreement by and between HealthExtras, Inc. and Nick J. Gujich, as amended and restated effective February 28, 2008 (21)

10.14	Amendment to Employment Agreement by and between HealthExtras, Inc. and Nick J. Grujich, effective June 22, 2010 (22)

10.15	Separation and Release Agreement between Catalyst Health Solutions, Inc. and Nick J. Grujich, effective September 20, 2010 (23)

10.16	Employment Agreement by and between HealthExtras, Inc. and David T. Blair, as amended and restated effective February 28, 2008 (24)

10.17	Employment Agreement by and between Catalyst Health Solutions, Inc. and David T. Blair, effective November 10, 2011*

10.18	Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates (25)

10.19	Amendment to Employment Agreement by and between Catalyst Health Solutions, Inc. and Richard A. Bates, effective June 22, 2010 (26)

10.20	Membership Interest Purchase Agreement dated April 7, 2008 by and among HealthExtras, Inc.; HospiScript Services, LLC; Concept Pharmaceuticals, LLC; and the selling members identified therein (27)

10.21	Amendment to Membership Interest Purchase Agreement dated May 16, 2008 by and among HealthExtras, Inc.; HospiScript Services, LLC; Concept Pharmaceuticals, LLC; and the selling members identified therein (28)

10.22	Revolving Credit and Term Loan Agreement dated as of August 4, 2010 among Catalyst Health Solutions, Inc., as borrower, the lenders from time to time party hereto, Wells Fargo Bank, National Association and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and Citizens Bank of Pennsylvania, as Co-Documentation Agents and SunTrust Bank, as Administrative Agent (29)

10.23	Amended and Restated Revolving Credit and Term Loan Agreement dated as of August 4, 2010 and amended and restated as of April 14, 2011, among Catalyst Health Solutions, Inc. as Borrower; the lenders from time to time party thereto; and Suntrust Bank as administrative agent; Goldman Sachs Lending Partners LLC, Citigroup Global Markets Inc. and Wells Fargo Securities, LLC, as co-documentation agents; Goldman Sachs Lending Partners LLC, Citigroup Global Markets, Inc., Suntrust Robinson Humphrey, Inc. and Wells Fargo Securities LLC, as joint lead arrangers and joint book runners (30)

10.24	Employment Agreement by and between Catalyst Health Solutions, Inc. and Deirdre Kramer (31)

10.25	Employment Agreement by and between Catalyst Health Solutions, Inc. and Timothy R. Pearson (32)

10.26	Voluntary Separation and Release Agreement by and between Catalyst Health Solutions, Inc. and Bruce Metge*

10.27	Letter Agreement by and between Catalyst Health Solutions, Inc. and Benjamin R. Preston*

11.1	Statement re: Computation of Per Share Earnings (see Note 2 of the Notes to Consolidated Financial Statements)*

21.1	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Taxonomy Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith, not filed.
(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(2)	Incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K Current Report filed on November 29, 2001.
(3)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 5, 2010.
(4)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K Current Report filed on March 14, 2011.
(5)	Incorporated by reference to Exhibit 3(i)(a) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(6)	Incorporated by reference to Exhibit 3(i)(b) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(7)	Incorporated by reference to Exhibit 3(ii) to the Registrant’s Form 10-Q Quarterly Report filed on November 6, 2008.
(8)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K Current Report filed on June 23, 2004.
(8.1)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form S-3/ASR Registration Statement (Registration No.

333-173281) filed on April 4, 2011.

(9)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form S-1/A Pre-Effective Amendment No. 2 to Form S-1 Registration Statement (Registration No. 333-83761) filed on October 20, 1999.
(10)	Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(11)	Incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2000 filed on April 2, 2001.
(12)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2003.
(13)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on February 28, 2006.
(14)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 29, 2004.
(15)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 filed on June 5, 2009.
(16)	Incorporated by reference to Appendix A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 23, 2010.
(17)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on June 22, 2006.
(18)	Incorporated by reference to Exhibit A to the Registrant’s Schedule 14A Definitive Proxy Statement filed on April 30, 2007.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on April 4, 2008.
(20)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on June 4, 2008.
(21)	Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2007 filed on February 29, 2008.

(22)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on August 6, 2010.
(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on September 21, 2010.
(24)	Incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-K Annual Report for the Fiscal Year Ended December 31, 2007 filed on February 29, 2008.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on August 7, 2009.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on August 6, 2010.
(27)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2008.
(28)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q Quarterly Report filed on August 7, 2008.
(29)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q Quarterly Report filed on November 5, 2010.
(30)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on April 20, 2011.
(31)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K Current Report filed on July 14, 2011.
(32)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q Quarterly Report filed on August 5, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

February 24, 2012	By:	/S/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Chairman of The Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2012	By:	/S/ DAVID T. BLAIR
David T. Blair
Chief Executive Officer and Chairman of The Board

February 24, 2012	By:	/S/ Timothy R. Pearson
Timothy R. Pearson
Chief Financial Officer and
Chief Accounting Officer

February 24, 2012	By:	/S/ WILLIAM E. BROCK
William E. Brock
Director

February 24, 2012	By:	/S/ STEVEN B. EPSTEIN
Steven B. Epstein
Director

February 24, 2012	By:	/S/ DANIEL J. HOUSTON
Daniel J. Houston
Director

February 24, 2012	By:	/S/ MICHAEL R. MCDONNELL
Michael R. McDonnell
Director

February 24, 2012	By:	/S/ KENNETH A. SAMET
Kenneth A. Samet
Director

February 24, 2012	By:	/S/ DALE B. WOLF
Dale B. Wolf
Director

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of Catalyst Health Solutions, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Catalyst Health Solutions, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Catalyst Rx Health Initiatives, Inc. (formerly known as Walgreens Health Initiatives, Inc.) from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011. We have also excluded Catalyst Rx Health Initiatives, Inc. from our audit of internal control over financial reporting. Catalyst Rx Health Initiatives, Inc. is a wholly-owned subsidiary whose total assets and total revenue represent 35.8% and 11.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP
McLean, Virginia
February 24, 2012

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$49,244	$157,843
Accounts receivable, net of allowances of $4,311 and $2,599 at December 31, 2011 and 2010, respectively	419,266	205,538
Rebates receivable, net of allowances of $1,783 and $1,377 at December 31, 2011 and 2010, respectively	281,247	162,395
Inventory, net of allowances of $20 and $46 at December 31, 2011 and 2010, respectively	2,978	3,405
Income taxes receivable	16,405	3,415
Deferred income taxes	3,151	1,657
Other current assets	40,150	11,682

Total current assets	812,441	545,935
Property and equipment, net	62,909	30,759
Goodwill	785,385	396,995
Intangible assets, net	309,108	158,871
Restricted cash	45,000	—
Investments, net	5,087	889
Other assets	10,248	8,587

Total assets	$2,030,178	$1,142,036

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$485,468	$187,401
Rebates payable	247,976	177,346
Accrued expenses and other current liabilities	101,208	64,942
Current maturities of long-term debt	7,500	7,500

Total current liabilities	842,152	437,189
Long-term debt	263,125	140,625
Deferred rent expense	2,997	2,440
Deferred income taxes	35,738	18,694
Other liabilities	37,667	4,965

Total liabilities	1,181,679	603,913

Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 50,234 and 44,980 shares issued at December 31, 2011 and 2010, respectively	502	450
Additional paid-in capital	486,473	239,699
Treasury stock, at cost, 345 and 271 shares at December 31, 2011 and 2010, respectively	(11,332)	(7,791)
Accumulated other comprehensive loss	(30)	(30)
Retained earnings	369,812	305,795

Total parent Company stockholders’ equity	845,425	538,123
Non-controlling interest	3,074	—

Total stockholders’ equity	848,499	538,123

Total liabilities and stockholders’ equity	$2,030,178	$1,142,036

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the years ended December 31,
	2011	2010	2009
Revenue (excludes member co-payments of $1,844,113, $1,025,306 and $810,576 in 2011, 2010 and 2009, respectively)	$5,329,594	$3,764,092	$2,894,380

Direct expenses	5,021,709	3,529,843	2,708,616
Selling, general and administrative expenses	193,665	101,745	81,036

Total operating expenses	5,215,374	3,631,588	2,789,652

Operating income	114,220	132,504	104,728
Interest and other income	232	937	782
Interest expense	(7,495)	(3,027)	(560)

Income before income taxes	106,957	130,414	104,950
Income tax expense	40,370	49,457	39,785

Net income	66,587	80,957	65,165
Less: Net loss attributable to non-controlling interest	(401)	—	—

Net income attributable to the Company	$66,988	$80,957	$65,165

Net income per share attributable to the Company, basic	$1.41	$1.85	$1.51
Net income per share attributable to the Company, diluted	$1.39	$1.82	$1.48
Weighted average shares of common stock outstanding, basic	47,569	43,855	43,128
Weighted average shares of common stock outstanding, diluted	48,107	44,536	43,942

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the years ended December 31,
	2011	2010	2009
Net income	$66,587	$80,957	$65,165
Other comprehensive income, net of tax:
Unrealized gain (loss) on investments	—	690	(36)

Comprehensive income	66,587	81,647	65,129
Less: Comprehensive loss attributable to non-controlling interest	(401)	—	—

Comprehensive income attributable to the Company	$66,988	$81,647	$65,129

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Shares Issued	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total
Balance at December 31, 2008	43,526	$435	$208,699	$(4,194)	$(684)	$159,673	$—	$363,929

Exercise of stock options, including tax benefits	418	4	6,206	—	—	—	—	6,210
Expense related to restricted stock granted to employees	372	4	4,285	—	—	—	—	4,289
Expense related to stock and restricted stock granted in exchange for services	2	—	2,158	—	—	—	—	2,158
Tax expense of restricted stock vesting	—	—	(64)	—	—	—	—	(64)
Shares issued pursuant to employee stock purchase plan	13	—	339	—	—	—	—	339
Purchases of treasury stock	—	—	—	(993)	—	—	—	(993)
Unrealized loss on investments, net of tax	—	—	—	—	(36)	—	—	(36)
Net income for the year	—	—	—	—	—	65,165	—	65,165
Balance at December 31, 2009	44,331	$443	$221,623	$(5,187)	$(720)	$224,838	$—	$440,997

Exercise of stock options, including tax benefits	415	4	8,487	—	—	—	—	8,491
Expense related to restricted stock granted to employees	223	3	5,528	—	—	—	—	5,531
Expense related to stock and restricted stock granted in exchange for services	2	—	1,645	—	—	—	—	1,645
Tax benefit of restricted stock vesting	—	—	1,076	—	—	—	—	1,076
Shares issued pursuant to employee stock purchase plan	9	—	352	—	—	—	—	352
Purchases of treasury stock	—	—	—	(2,604)	—	—	—	(2,604)
Warrants issued pursuant to acquisition	—	—	988	—	—	—	—	988
Unrealized gain on investments, net of tax	—	—	—	—	690	—	—	690
Net income for the year	—	—	—	—	—	80,957	—	80,957

Balance at December 31, 2010	44,980	$450	$239,699	$(7,791)	$(30)	$305,795	$—	$538,123

Exercise of stock options, including tax benefits	291	3	7,145	—	—	—	—	7,148
Expense related to restricted stock granted to employees	451	4	10,351	—	—	—	—	10,355
Tax benefit of restricted stock vesting	—	—	1,583	—	—	—	—	1,583
Shares issued pursuant to employee stock purchase plan	12	—	646	—	—	—	—	646
Purchases of treasury stock	—	—	—	(3,541)	—	—	—	(3,541)
Shares issued pursuant to public offering	4,500	45	227,049	—	—	—	—	227,094
Transactions with non-controlling interest holder	—	—	—	—	—	(2,971)	3,475	504
Net income (loss) for the year	—	—	—	—	—	66,988	(401)	66,587

Balance at December 31, 2011	50,234	$502	$486,473	$(11,332)	$(30)	$369,812	$3,074	$848,499

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$66,587	$80,957	$65,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	8,670	6,597	4,944
Amortization of intangible and other assets	31,412	10,709	6,980
Loss (gain) on disposal of property and equipment	366	271	(64)
Allowances on receivables	(613)	1,512	1,394
Deferred income taxes	15,550	1,866	40
Equity based compensation charges	10,356	7,176	6,447
Other non-cash (income) charges, net	(5,033)	(714)	198
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(57,425)	(5,481)	18,259
Rebates receivable	(72,152)	4,655	(25,894)
Income tax receivable	(12,953)	(1,097)	1,269
Inventory, net	427	151	1,339
Other assets	(8,202)	(8,020)	(3,337)
Accounts payable	103,418	(48,372)	13,015
Rebate payable	21,403	19,208	13,280
Accrued expenses and other liabilities	(2,789)	28,291	9,071

Net cash provided by operating activities	99,022	97,709	112,106

Cash flows from investing activities:
Purchases of property and equipment	(40,762)	(12,324)	(10,459)
Proceeds from sale of property and equipment	—	—	500
Business acquisitions and related payments, net of cash acquired	(462,084)	(239,882)	(11,415)
Business acquisition related restricted cash	(40,000)	—	—
Restricted cash	(5,000)	—	—
Sales of investments	—	11,875	225
Cash from consolidation of variable interest entity	437	—	—
Other investing activities	(3,197)	—	(312)

Net cash used in investing activities	(550,606)	(240,331)	(21,461)

Cash flows from financing activities:
Borrowings under revolving credit facility	609,000	—	—
Repayments under revolving credit facility	(479,000)	—	—
Proceeds from term loan	—	150,000	—
Repayments of term loan	(7,500)	(1,875)	—
(Repayments) proceeds from First Rx Specialty and Mail Services LLC arrangement	(8,000)	—	1,000
Deferred financing costs	(5,422)	(3,846)	(415)
Contingent consideration payments	—	(3,184)	—
Proceeds from equity offering	227,094	—	—
Proceeds from exercise of stock options	1,937	3,602	2,863
Excess tax benefits due to option exercises and restricted stock vesting	6,758	5,965	3,637
Proceeds from shares issued under employee stock purchase plan	646	352	339
Purchases of treasury stock	(3,541)	(2,604)	(993)
Other financing activities	1,013	—	—

Net cash provided by financing activities	342,985	148,410	6,431

Net (decrease) increase in cash and cash equivalents	(108,599)	5,788	97,076
Cash and cash equivalents at the beginning of year	157,843	152,055	54,979

Cash and cash equivalents at the end of year	$49,244	$157,843	$152,055

Supplemental disclosure:
Cash paid for interest	$5,366	$1,990	$94
Cash paid for taxes	$31,015	$42,723	$34,839

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

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company, all of our subsidiaries and our consolidated variable interest entities (“VIEs”) of which we are the primary beneficiary. All intercompany accounts and transactions have been eliminated.

Use of estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates included in these financial statements include accounting for: rebates earned under arrangements with pharmaceutical manufacturing companies or third-party intermediaries; the value of intangible assets acquired in business combinations and related amortization periods; impairment assessments of goodwill; and allowance for accounts receivable.

Fair value of financial instruments

At December 31, 2011 and 2010, our financial instruments included cash and cash equivalents, accounts receivable, rebates receivable, investments, accounts payable, rebates payable, accrued liabilities and long-term debt. With the exception of our investments and long-term debt, the fair values of these financial instruments approximate the carrying value due to the short-term maturities of these instruments. See Note 7 for a discussion of fair value of our investments and long-term debt.

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

Accounts receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for accounts receivable is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on historical write-off experience by industry and economic data. We review our allowance for accounts receivable quarterly. Account balances are charged off against the allowance when we determine it is probable the receivable will not be recovered. We do not have any off-balance-sheet credit exposure related to our customers.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentration of credit risk

Accounts receivable consists principally of amounts due from the Company’s PBM customers. In 2011, the Company’s top ten clients’ generated approximately 57% of consolidated revenue, including two customers who accounted for 16% and 10% of our consolidated revenue. In 2010, the Company’s then top ten clients generated approximately 70% of consolidated revenue, including two customers who accounted for 14% and 10% of our consolidated revenue. In 2009, the Company’s then top ten clients generated approximately 68% of our consolidated revenue, including two customers who accounted for 18% and 12% of our consolidated revenue.

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

Rebates receivable and payable

Rebates earned under arrangements with manufacturers or third-party intermediaries are predominately recorded as a reduction of direct expenses. The portion, which in some cases may be the full amount, of such rebates due to clients is recorded as a reduction of revenue. Manufacturer or third-party intermediary rebates are based on estimates, which are subject to final settlement with the contracted party on an on-going basis.

The Company estimates its rebates receivable and rebates payable based on the number and type of claims submitted, the rebate program terms with its clients, the Company’s rebate contracts with pharmaceutical manufacturers and third-party intermediaries, and other information that may be available. The amount of rebates actually received by the Company, and rebates paid to its clients, is impacted by a variety of factors, including the validation of claims data submitted by the Company and differences between estimated and actual rebatable products. In addition, the amount of rebates actually received by the Company, and rebates paid to its clients, in a period may result in adjustments to the estimates made in prior periods.

Inventory

Inventory consists of prescription drugs and medical supplies that are stated at the lower of weighted average cost or market.

Property and equipment

Property and equipment is stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives typically range from 3-5 years for the Company’s equipment and computer software, while leasehold improvements are amortized over the shorter of the estimated lives of the assets or the lease term.

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

Goodwill

Our goodwill is not amortized, but it is tested for impairment at least annually. In the current year, we adopted a new Accounting Standards Updates (“ASU”) that allows for the goodwill impairment analysis to start with an

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the qualitative factors, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform a two-step impairment test.

In the first step of the impairment test, we would test for impairment of goodwill by estimating the fair values of our reporting units using a present value of future cash flows approach. Although we operate in one reportable segment, for the purposes of performing this impairment test under the accounting standards, we have identified three reporting units. If the carrying amount of the reporting unit exceeds the fair value, the second step of the goodwill impairment test would be performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step, less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, the goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

We performed our qualitative goodwill impairment assessment at December 31, 2011 under the new ASU guidance and concluded that it was not more-likely-than-not that goodwill impairment existed at that date. As a result, we did not need to proceed to step one for any of our reporting units. Our fiscal 2011 annual goodwill impairment analysis included an assessment of certain qualitative factors including, but not limited to, the results of the prior year fair value calculation, the movement of the company’s share price and market capitalization, overall financial performance, and macro-economic and industry conditions. We considered the qualitative factors and weighted the evidence obtained, and we determined that it is not more likely than not that the fair value of any reporting unit is less than its carrying amount. Although we believe the factors considered in the impairment analysis are reasonable, significant changes in any one of our assumptions could produce a different result. Additionally, at December 31, 2010, we performed the first step test required under the previous guidance using a present value of future cash flows approach and concluded there was no goodwill impairment at that date, as the results of that valuation indicated that each of our reporting units’ fair values were significantly higher than their carrying values.

Intangible assets

We do not have any intangible assets with indefinite lives. We do have intangible assets subject to amortization and these assets are amortized over a period of 5 months to 20 years, depending on each intangible asset’s estimated useful life. The estimated fair value and the weighted average useful life of the intangible assets are based on income and market approach valuation calculations. The remaining useful life of intangible assets is evaluated periodically and adjusted as necessary to match the period that the assets are expected to provide economic benefits. We concluded that no impairment of our intangible assets existed at December 31, 2011 and 2010.

Impairment of long-lived assets

We investigate potential impairments of our long-lived assets when evidence exists that events or changes in circumstances may have made recovery of an asset’s carrying value unlikely. Long-lived assets are considered to be potentially impaired when the sum of the expected undiscounted future net cash flows is less than the carrying amount of the asset. Any related impairment loss is calculated based upon comparison of the fair value to the carrying value of the asset. No triggering events that would require an impairment test for long-lived assets were identified during 2011 or 2010.

Contingent consideration

In connection with our acquisition of Catalyst Rx Health initiatives, Inc., formerly known as Walgreens Health Initiatives, Inc., (see Note 11), we may be required to pay up to an additional $40.0 million of cash consideration. This amount was deposited into an escrow account. As this deposit is restricted in nature, it is excluded from our cash and cash equivalents. Payment of this cash consideration is based upon the achievement of client retention milestones through March 31, 2014. In 2011, no distributions were made from the restricted cash amount. As of December 31, 2011, we have accrued $37.7 million as the fair value of the related contingent consideration in other liabilities on our consolidated balance sheet.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investments

The Company’s investments consist primarily of our investments in non-controlled companies and are recorded at cost. At December 31, 2011 and 2010, there were no identified events or changes in circumstances that had a significant adverse effect on the values of these investments. If there was evidence of a decline in value, which is other than temporary, the amounts would be written down to their estimated recoverable value. Also included in investments are auction rate securities (“ARS”), which are classified as available-for-sale and are recorded at fair market value, with unrealized gains (losses), net of taxes, reported as a separate component of shareholders’ equity. Realized gains (losses) and amounts representing credit losses on these ARS’, of which there were none in 2011, 2010 and 2009, are included in other income. For purposes of determining any credit loss, the Company assesses the fair value of its ARS under the single best-estimate approach. We continue to receive timely interest payments and there have been instances of recent redemptions of our auction rate securities by issuers at par; however, our ARS investments currently lack short-term liquidity and, therefore, are classified as non-current on our balance sheet.

Variable Interest Entities

The Company qualitatively assesses the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether we (1) have the power to direct matters that most significantly impact the activities of the VIE and (2) have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We consolidate VIEs of which we are the primary beneficiary. The liabilities recognized as a result of consolidating a VIE do not necessarily represent additional claims on our general assets; rather, they represent claims against the specific assets of the consolidated VIE. Conversely, assets recognized as a result of consolidating a VIE do not represent additional assets that could be used to satisfy claims against our general assets. See Note 12 for a description of the VIE we consolidate.

Revenue and direct expense recognition

The Company recognizes revenue from services provided to its clients for sales of prescription drugs by either pharmacies in the Company’s nationwide network or through our mail order facilities, and related claims processing fees. Revenue is recognized when the claims are adjudicated. Pharmacy claims are adjudicated at the point-of-sale using an on-line claims processing system. When the Company has a contractual obligation to pay its network pharmacy providers for benefits provided to its clients’ members, total payments from these clients, including administration and other fees, are recorded as revenue and payments to the network pharmacy provider and the claim adjudication service costs are recorded as direct expenses. Generally, these contracts require the Company to assume the credit risk of its clients’ abilities to pay. In limited instances, when the Company administers pharmacy reimbursement contracts and does not assume credit risk, the Company records only the net revenue and the administrative or processing fees.

Rebates earned under arrangements with manufacturers or third-party intermediaries are predominately recorded as a reduction of direct expenses. The Company refines its estimates each period based on actual collection and payment experience. For the years ended December 31, 2011 and 2010, adjustments made to these rebate receivable estimates from prior periods reduced direct expenses by $4.8 million and $4.8 million, respectively. Additionally, the portion of manufacturer or third-party intermediary rebates due to clients is recorded as a reduction of revenue. For the years ended December 31, 2011 and 2010, adjustments made to rebate payable estimates from prior periods increased revenue by $2.2 million and $3.5 million, respectively. The impact of adjustments in rebates receivable and rebates payable estimates for the year ended December 31, 2009 were not material.

Under the Company’s pharmacy network contracts, the pharmacy is solely obligated to collect the co-payments from the members. Under client contracts, the Company does not assume liability for member co-payments in pharmacy transactions. As such, the Company does not include member co-payments to retail pharmacies in revenue or direct expenses.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Net income per share attributable to the Company

Basic net income per common share attributable to the Company excludes dilution, and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per common share attributable to the Company reflects the potential dilution that could occur (using the treasury stock method) if stock options, restricted stock awards and warrants to issue common stock were exercised.

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share attributable to the Company computations (amounts in thousands, except per share data):

	2011	2010	2009
Net income attributable to the Company	$66,988	$80,957	$65,165

Calculation of shares:
Weighted average common shares outstanding, basic	47,569	43,855	43,128
Dilutive effect of stock options, restricted stock awards and warrants	538	681	814

Weighted average common shares outstanding, diluted	48,107	44,536	43,942

Net income per common share attributable to the Company, basic	$1.41	$1.85	$1.51
Net income per common share attributable to the Company, diluted	$1.39	$1.82	$1.48

Potential common stock equivalents representing 141 thousand shares, 65 thousand shares and 73 thousand shares for the years ended December 31, 2011, 2010 and 2009, respectively, were not included in the computation of diluted net income per common share attributable to the Company because to do so would have been anti-dilutive.

Share-based compensation

Share-based compensation awards and awards modified, repurchased, or cancelled are accounted for using the fair value based method under FASB authoritative guidance surrounding share-based payments.

Other comprehensive income

Comprehensive income at December 31, 2011 and 2010 consists of net income plus unrealized net (gains) losses on investments held as available-for-sale.

3.	NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on testing goodwill for impairment. The amendments in the ASU allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. During the fourth quarter 2011, we elected to early adopt this ASU.

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

4.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following (in thousands):

	2011	2010
Computer hardware	$23,122	$11,347
Computer software	26,744	16,639
Furniture, fixtures and office equipment	9,006	6,094
Leasehold improvements	11,911	9,485
Transportation equipment	3,205	2,547
Assets not yet placed in service	15,055	2,132

Total property and equipment	89,043	48,244
Accumulated depreciation	(26,134)	(17,485)

Total property and equipment, net	$62,909	$30,759

Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was $8.7 million, $6.6 million and $4.9 million, respectively.

5.	INTANGIBLE ASSETS

The following table sets forth the components of intangible assets at December 31, 2011 and 2010 (in thousands):

	December 31, 2011			December 31, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$328,063	$(47,498)	$280,565	$158,754	$(22,071)	$136,683
Non-compete agreements	570	(174)	396	155	(155)	—
Trade names	18,199	(2,489)	15,710	21,856	(1,358)	20,498
Developed technology	13,548	(2,073)	11,475	1,348	(411)	937
Other PBM contracts	2,277	(1,315)	962	7,036	(6,283)	753

Total intangible assets	$362,657	$(53,549)	$309,108	$189,149	$(30,278)	$158,871

The weighted average amortization period of our intangible assets subject to amortization is approximately 11 years. Customer relationships intangibles represent the estimated fair value of customer relationships at the dates of acquisition and are amortized from 5 years to 20 years. The estimated fair values are based on income-method valuation calculations. Non-compete agreements, trade names and developed technology intangibles are subject to amortization from 2 years to 20 years. The other PBM contracts class of intangibles allows us to provide PBM services, and is amortized over the expected period of future cash flow, based on management’s best estimate, which range from 5 months to 20 years.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the years ended December 31, 2011 and 2010.

The aggregate amount of amortization expense of intangible and other assets was $31.4 million, $10.7 million and $7.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. Acquisition related intangible amortization expense of $12.9 million and $2.7 million for customer contracts related to PBM agreements has been included as an offset to revenue for the years ended December 31, 2011 and 2010, respectively.

The following table sets forth the estimated aggregate amortization expense of our existing intangible assets for each of the five succeeding years (in thousands):

Year ended December 31,
2012	$41,096
2013	37,450
2014	35,189
2015	34,043
2016	26,347

6.	GOODWILL

The changes in the carrying amounts of goodwill for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Balance as of January 1	$396,995	$273,158
Net adjustments to goodwill related to the Future Scripts acquisition (a)	16,045	—
Goodwill acquired in current acquisitions	372,345	123,837

Balance as of December 31	$785,385	$396,995

(a)	The net adjustments to goodwill related to the FutureScripts acquisition relates primarily to measurement period adjustments recorded in 2011. We did not recast the acquisition adjustments in our 2010 consolidated financial statements as we do not consider them to be material (see Note 11).

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired businesses. Approximately $610.4 million and $262.7 million of the Company’s goodwill was deductible for income tax purposes in 2011 and 2010, respectively.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	FAIR VALUE MEASUREMENTS

Summary of Financial Assets Measured on a Recurring Basis

The following tables detail the fair value measurements of our financial assets measured on a recurring basis as of December 31, 2011 and 2010 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$154,343	$154,343	$—	$—
Available for sale investments:
Auction rate securities	577	—	—	577

Total assets measured at fair value	$154,920	$154,343	$—	$577

		Fair Value Measurements at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$144,587	$144,587	$—	$—
Available for sale investments:
Auction rate securities	577	—	—	577

Total assets measured at fair value	$145,164	$144,587	$—	$577

The valuation technique used to measure fair value for our Level 1 assets is a market approach, using market prices. The valuation technique used to measure fair value for our Level 3 assets is an income approach, using a discounted cash flow model which incorporates a number of variables that reflect current market conditions.

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	2011	2010
Beginning Balance	$577	$11,343
Redemptions and sales during the period	—	(11,875)
Changes in unrealized gain included in accumulated other comprehensive income	—	1,109

Ending Balance	$577	$577

Investments

The following is a summary of our investments (in thousands):

As of December 31, 2011:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Other long-term investments	4,510	—	—	4,510

Total investments	$5,087	$—	$48	$5,135

As of December 31, 2010:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Other long-term investments	312	—	—	312

Total investments	$889	$—	$48	$937

Auction rate securities

We currently have remaining $0.6 million at par value in investments related to our auction rate securities (“ARS”). Although we continue to receive timely interest payments, our ARS investments currently lack short-term liquidity and are, therefore, classified as non-current on our balance sheet. For each of our ARS, we evaluate the risks related to the structure, collateral and liquidity and estimate the fair value of the securities using a discounted

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash flow model based on (a) the underlying structure of each security; (b) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; and (c) considerations of the probabilities of redemption or auction success for each period.

Other long-term investments

Other long-term investments represent our investments in non-controlled companies and are recorded at cost. There were no identified events or changes in circumstances that had a significant adverse effect on the values of these investments. If there was evidence of a decline in value, which is other than temporary, the amounts would be written down to their estimated recoverable value.

Summary of Contractual Maturities

The contractual maturities of our available-for-sale ARS at December 31, 2011 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year	577	625

Total	$577	$625

Fair Value of Financial Liabilities

The interest rates on our long-term debt obligations are variable based on current LIBOR and applicable margins over LIBOR (See “Note 8 – Financing”). As a result, the carrying amounts of our revolving credit facility and term loan approximate fair value as of December 31, 2011 and 2010. We estimate fair market value for these liabilities based on their market value.

8.	FINANCING

The following table sets forth the components of our long-term debt (in thousands):

	December 31,
	2011	2010
Senior secured term loan facility due August 4, 2015 with an average interest rate of 2.30% and 2.02% at December 31, 2011 and 2010, respectively	$140,625	$148,125
Revolving credit facility due August 4, 2015 with an average interest rate of 2.29% at December 31, 2011	130,000	—

Total debt	270,625	148,125
Less current maturities	(7,500)	(7,500)

Long-term debt	$263,125	$140,625

On April 14, 2011, we amended and restated our existing senior credit facilities which were originally entered into on August 4, 2010, consisting of a revolving credit facility and term loan facility. The original term loan facility had a principal amount of $150.0 million and remains unchanged subsequent to the amendment. The original revolving credit facility had an aggregate revolving commitment of $200.0 million, and was subsequently amended to increase that commitment to $400.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our amended credit agreement, pursuant to the terms of a separate guarantee and collateral agreement.

There were draw-downs of $609.0 million and repayments of $479.0 million under the revolving credit facility during the year ended December 31, 2011. At December 31, 2011, there was $130.0 million outstanding under our revolving credit facility.

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

Our amended senior credit facilities contain negative and affirmative covenants affecting us and our existing and future subsidiaries, with certain exceptions set forth in our amended credit agreement. Negative covenants and restrictions include: restrictions on liens, debt, dividends and other restricted payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, investments, loans, advances, restrictive agreements with subsidiaries, speculative hedging agreements and a leverage ratio of consolidated total debt to consolidated EBITDA. At December 31, 2011, we were in compliance with all covenants associated with our credit facilities.

At December 31, 2011, net deferred financing costs of $7.5 million related to the issuance of the credit facilities are being amortized over a remaining average weighted period of 3.6 years and are reflected in other assets in the accompanying consolidated balance sheet.

9.	INCOME TAXES

We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Our federal income tax returns for 2008 through 2011 are open tax years. State jurisdictions that remain subject to examinations range from 2007 to 2011.

The accounting guidance for uncertain tax positions prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2011 and 2010, the Company had no accrued liabilities on the consolidated balance sheet related to uncertain federal or state income tax matters.

From time to time, we may be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

The components of income tax expense (benefit) at December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Current: Federal	$22,643	$41,788	$34,929
State	2,157	5,783	4,796
Foreign	20	20	20

Total	24,820	47,591	39,745

Deferred: Federal	13,336	1,566	234
State	2,214	300	(194)

Total	15,550	1,866	40

Total: Federal	35,979	43,354	35,163
State	4,371	6,083	4,602
Foreign	20	20	20

Total	$40,370	$49,457	$39,785

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the components of deferred income taxes at December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$2,427	$1,266
Equity based compensation	3,686	2,664
Deferred rent	474	1,074
Federal and state net operating loss carryforwards	1,527	1,453
Capital loss	770	770
Transaction related costs	3,226	936
Other	908	141

Total deferred tax assets	13,018	8,304
Valuation allowance	(770)	(770)

Total deferred tax assets net of valuation allowance	12,248	7,534

Deferred tax liabilities:
Goodwill	(22,356)	(13,252)
Deferred charges	(68)	(81)
Property and equipment	(14,560)	(5,065)
Customer-based and other intangibles	(7,851)	(6,173)

Total deferred tax liability	(44,835)	(24,571)

Net deferred tax liability	$(32,587)	$(17,037)

The Company had net operating loss carryforwards of $14.9 million at December 31, 2011 and 2010, respectively, which were available to offset future state taxable income and will expire beginning 2024 through 2030. Additionally, we had net operating loss carryforwards of $3.0 million at December 31, 2011 and 2010, respectively, which were available to offset future federal taxable income and will expire beginning 2028 through 2031.

We have determined that a $0.8 million valuation allowance is needed against a deferred tax asset related to the capital loss that the Company realized during 2008 because there is not enough positive evidence to meet the “more likely than not” threshold for recognition.

The effective tax rate varies from the U.S. Federal Statutory tax rate principally due to the following:

	2011	2010	2009
U.S. Federal Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	2.7	3.0	2.8
Non-deductible expenses	0.3	0.1	0.1
Other	(0.3)	(0.2)	—

Effective tax rate	37.7%	37.9%	37.9%

10.	STOCKHOLDERS’ EQUITY

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

In 2004, the shareholders approved and the Company adopted the Catalyst Health Solutions, Inc. 2004 Employee Stock Purchase Plan (“ESPP”). The ESPP, as subsequently amended, provides eligible employees of the Company with opportunities to purchase shares of the Company common stock. 200,000 shares have been approved for this purpose. The ESPP is intended to qualify as an “employee stock purchase plan” as defined in Section 423 of the Internal Revenue Code of 1986, as amended.

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

Stock Options

A summary of our stock option activity for the year ended December 31, 2011 is as follows (in thousands, except price per share and weighted-average exercise price):

	Number of Options	Price Per Share	Weighted - Average Exercise Price
Outstanding at December 31, 2010	466	$3.56 -14.21	$6.51
Granted	—	—	—
Exercised	(291)	3.56 –10.34	6.67
Forfeited or expired	—	—	—

Outstanding at December 31, 2011	175	$4.00 –14.21	$6.25

Exercisable at December 31, 2011	175	$4.00 -14.21	$6.25

The aggregate intrinsic value of exercisable stock options at December 31, 2011 and 2010 was approximately $8.0 million and $18.6 million, respectively, with a weighted average remaining life of 0.6 years at December 31, 2011. The total intrinsic value of stock options exercised during the years ended December 31, 2011, 2010 and 2009 was $13.6 million, $13.0 million and $9.1 million, respectively.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards

A summary of our restricted share activity for the year ended December 31, 2011 is as follows (in thousands, except for weighted-average fair value per share):

	Shares	Weighted- Average Fair Value Per Share
Non-vested shares outstanding at December 31, 2010	650	$31.52
Granted	501	51.46
Vested	(237)	31.34
Forfeited	(52)	39.81

Non-vested shares outstanding at December 31, 2011	862	$42.66

Included in the 2011 grants are 150,000 performance-based awards issued to our Chief Executive Officer. These awards, which cliff vest in December 2014, may be subject to adjustment based on the achievement of certain financial and quality-based performance goals over the performance period. For the market-based component of these performance awards, compensation expense was determined using a lattice equity-pricing model which incorporates all probabilities of outcome and is recognized on a straight-line basis over the performance period. For the performance component of these performance awards, the compensation expense is estimated using the most probable outcome of the performance goals and adjusted as the expected outcome changes during the performance period. The expense related to these performance-based awards for 2011 is not material to our consolidated financial statements.

The fair value of our non-performance restricted shares, which is based on our stock price at the date of grant, is expensed over the vesting period. As of December 31, 2011 and 2010, the total remaining unrecognized compensation cost related to all non-vested restricted shares was approximately $26.6 million and $15.2 million, respectively, with a weighted average period over which it is expected to be recognized of 2.8 years.

Common Stock Warrants

Pursuant to an acquisition in 2010, we issued 100,000 common stock warrants. These warrants, which expire on August 2013, had an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at December 31, 2011. The key assumptions used by us in valuing these warrants were:

Expected volatility	40%
Expected dividend yield	0%
Risk-free interest rate	0.77%
Expected term	3 years

Pursuant to an acquisition in 2004, we issued 255,000 common stock warrants at an exercise price of $15.45 per share. These warrants, which expire June 2014, were valued at approximately $2.5 million using the Black-Scholes equity-pricing model. These warrants remain issued and outstanding at December 31, 2011.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. For the years ended December 31, 2011, 2010 and 2009, 74,000, 67,000 and 46,000 shares, respectively, were used for this purpose at a value of approximately $3.5 million, $2.6 million and $1.0 million, respectively.

Employee Stock Purchase Plan

The employee stock purchase plan (“ESPP”) allows eligible employees to purchase shares of the Company’s common stock each quarter at 95% of the market value on the last day of the quarter. The ESPP is not considered compensatory and, therefore, no portion of the costs related to ESPP purchases is included in our stock-based compensation expense for any periods presented.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	BUSINESS COMBINATIONS

Catalyst Rx Health Initiatives, Inc. (formerly known as Walgreens Health Initiative, Inc.)

On June 13, 2011, we completed our acquisition of Catalyst Rx Health Initiatives, Inc. (“CHII”), formerly known as Walgreens Health Initiatives, Inc. (“WHI”), which was the PBM subsidiary of Walgreen Co. (“Walgreens”). The purchase price was $485.0 million in cash, subsequently adjusted by $48.6 million for net working capital adjustments, and up to $40.0 million in additional cash consideration payable upon the achievement of certain client retention milestones through March 31, 2014. The fair value of the contingent consideration at the acquisition date was approximately $36.7 million. The cash payment for this acquisition was funded from a combination of cash on hand and amounts drawn under our revolving credit facility. For the year ended December 30, 2011, we incurred approximately $12.2 million of transaction related costs, which were included in selling, general and administrative expenses in our consolidated statements of operations.

The purchase price of CHII was largely determined on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $366.5 million, acquired technology of $11.3 million with an estimated useful life of 5.5 years, customer relationship intangibles of $133.0 million with an estimated useful life of 13 years, and other contract intangibles related to an administrative support services agreement with the seller of $44.9 million with an estimated useful life of 8 years. Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of CHII.

The value of identified intangibles reflect that we entered into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as 10-year agreements to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members, and to provide certain administrative support services to on-going Walgreens businesses.

We determined the fair value of the contingent consideration using probability assessments of the expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Subsequent changes to the valuation are recorded through earnings. For the year ended December 31, 2011, there was a $1.0 million increase in the fair value of contingent consideration subsequent to acquisition which was recorded in selling, general and administrative expenses in the consolidated statements of operations.

The following table summarizes the consideration transferred to acquire CHII and the amounts of identified assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of CHII operations are included in our consolidated financial statements since the date of acquisition. Amounts are in thousands.

Fair value of consideration:	At June. 13, 2011
Cash	$485,000
Net working capital adjustments	(48,623)
Contingent consideration	36,676

Total consideration	473,053

Valuation of identifiable assets acquired and liabilities assumed:
Current assets (primarily accounts receivable and rebates receivable)	206,868
Intangible assets	189,200
Property, plant and equipment Other long-term assets	127 261
Liabilities assumed (primarily trade payable and rebates payable)	(289,858)

Total identified net assets	106,598

Goodwill	$366,455

The acquired business contributed revenue of $604.3 million and net income of $1.7 million to us for the period from June 14, 2011 to December 31, 2011. The following table sets forth certain unaudited pro forma financial data assuming the acquisition of WHI had been completed as of the beginning of the earliest period presented, after

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations if the transaction had been in effect as of the beginning of the periods presented, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

	For the year ended December 31,
	2011	2010
	(Unaudited)
Revenue	$5,985,122	$5,034,878
Net income attributable to Company	$65,082	$51,316
Net income per share attributable to Company, basic	$1.33	$1.06
Net income per share attributable to Company, diluted	$1.32	$1.05
Weighted average shares, basic	48,827	48,355
Weighted average shares, diluted	49,365	49,036

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

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair value of consideration:	At Sept. 13, 2010
Cash paid at acquisition date	$225,488
Cash received for net working capital adjustments	(966)

Total cash consideration	$224,522

Recognized amounts of assets acquired and liabilities assumed:	Provisional Amounts Recognized at Acquisition Date (a)	Measurement Period Adjustments	Amounts Recognized at Acquisition Date
Cash and cash equivalents	$1,986	$—	$1,986
Current assets (primarily accounts receivable and rebates receivable) (b)	66,751	(4,743)	62,008
Property, plant and equipment	160	—	160
Intangible assets (b)	110,000	(12,448)	97,552
Goodwill	111,228	16,045	127,273
Liabilities assumed (primarily trade payable and rebates payable) (b)	(64,637)	180	(64,457)

Total net assets acquired	$225,488	$(966)	$224,522

(a)	As previously reported in our 2010 Annual Report on Form 10-K.
(b)	These measurement period adjustments were recorded to reflect changes in the estimated fair value of the associated assets and liabilities and better reflect market participant assumptions about the facts and circumstances existing as of the acquisition date. The measurement period adjustments did not result from events after the acquisition date. We have not recast the acquisition adjustments to the 2010 consolidated financial statements as we do not consider them to be material.

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

For the year ended December 31, 2010
(Unaudited)
Revenue	$4,390,067
Net income	$79,746
Net income per share, basic	$1.82
Net income per share, diluted	$1.79
Weighted average shares, basic	43,855
Weighted average shares, diluted	44,536

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

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Acquisition of Total Script, LLC

In July 2009, we purchased Total Script, LLC, a pharmacy benefit management company with a strategic focus on the small- to mid-sized employer group markets. Total consideration for the acquisition of Total Script consisted of cash payments of $13.5 million. Additionally, the purchase agreement included contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. The fair value of the net contingent consideration recognized on the acquisition date, which was determined using expected present value techniques, was approximately $13.4 million. During 2010, we made contingent consideration payments of $3.2 million based on the achievement of certain milestones and net new business acquired. Also, during 2011 and 2010, there were decreases of $3.0 million and $1.1 million, respectively, in the fair value of recognized amounts for the contingent consideration, primarily due to revised assumptions regarding net new business contracted. On December 15, 2011, we entered into an agreement with Total Script whereby we will pay $2.7 million in connection with full and final settlement of the remaining contingent consideration owed. Such cash payment was made on January 3, 2012. The adjustments to the fair value of recognized amounts for contingent consideration, including a $3.4 million adjustment at settlement, were included in selling, general and administrative expenses in the consolidated statements of operation for the respective periods.

Other acquisitions

To support our geographic expansion and growth, we have periodically completed various insignificant business acquisitions to secure local operating assets, new pharmacy network contracts and local market executive offices. None of these transactions has had any significant impact on our reported revenues, assets or results of operations.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	VARIABLE INTEREST ENTITY

The Company entered into a purchase agreement on December 16, 2011, whereby we made an initial capital contribution of $5.0 million to Script Relief LLC, a Delaware corporation, in exchange for a 19.9% ownership interest. Script Relief operates a direct to consumer pharmacy benefit business including discount card offerings and associated activities. We have evaluated this transaction and have determined that Script Relief is a variable interest entity and that we are the primary beneficiary because our underlying PBM and pharmacy contracts represent its key business operations and we have the power to direct these activities. As a result, we consolidate Script Relief in our consolidated financial statements and separately disclose the amounts attributable to our non-controlling interests, which were recorded at fair value as of the date of the purchase agreement. The carrying amount of the assets and liabilities, and the impact of the operating results of this consolidated variable interest entity were not material to our consolidated financial statements for the year ended December 31, 2011. Under the purchase agreement, upon the achievement of certain milestones, we may be required to make an additional $5.0 million capital contribution within twelve months in exchange for additional ownership interests. Additionally, beginning December 2012 and through April 2016, we have the right to purchase all of the outstanding interests owned by the other equity member. The purchase of the outstanding interests is at our sole discretion and is subject to a contractually-defined purchase price. If we elect to exercise this call option, it does contain a minimum purchase price of $50.0 million which could be increased based on operating performance. There are no other terms that would require us to provide additional financial support to the variable interest entity. Under the accounting guidance, subsequent changes in our ownership interest while maintaining control will be accounted for as an equity transaction.

13.	LEASE COMMITMENTS

The Company maintains non-cancelable lease agreements for office space in its 17 main operating locations. These agreements provide for annual escalations and payment by the Company of its proportionate share of the increase in the costs of operating the buildings. The Company also leases certain office equipment. The Company recognizes rent expense on a straight-line basis over the terms of the leases.

The future minimum payments due under non-cancelable leases are as follows (in thousands):

2012	$9,090
2013	9,381
2014	10,345
2015	8,944
2016	7,684
Thereafter	35,100

$80,544

Rent expense for the years ended December 31, 2011, 2010 and 2009 was $6.9 million, $5.6 million and $5.6 million, respectively.

14.	COMMITMENTS AND CONTINGENCIES

The outcome of any current or future litigation or governmental or internal investigations cannot be accurately predicted, nor can we predict any resulting penalties, fines or other sanctions that may be successfully sought by federal or state regulatory authorities. We record accruals for such contingencies to the extent that we conclude it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No estimate of the possible loss or range of loss in excess of amounts accrued, if any, can be made at this time regarding current or future litigation, or penalties, fines or other sanctions because the inherently unpredictable nature of legal proceeding and sanctions may be exacerbated by various factors, including: (i) the damages sought in the proceedings are unsubstantiated or indeterminate: (ii) discovery is not complete: (iii) the proceeding is in its early stages; (iv) the matters present legal uncertainties; (v) there are significant facts in dispute; (vi) there are a large number of parties (including where it is uncertain how liability, if any, will be shared among multiple defendants); or (vii) there is a wide range of potential outcomes. Nevertheless, it is possible that the outcome of legal matters or sanctions may have a material adverse effect on our results of operations, financial position, and cash flows.

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

In connection with First Rx Specialty and Mail Services, LLC, an entity that we formed in 2008, we received $7.0 million in cash in 2008 and $1.0 million in cash in 2009. We had considered the accounting for the arrangement and had recorded a liability in our consolidated balance sheet. Also, as a part of this arrangement, we recognized expense of approximately $0.3 million during each of the years ended December 31, 2011, 2010 and 2009, associated with the accretion of the liability to its ultimate redemption value of $9.0 million. In accordance with the terms of the arrangement, we have repaid this total liability in 2011.

15.	SEGMENT REPORTING

We have determined that we operate in only one segment – the PBM segment. Accordingly, no segment disclosures have been included in the notes to the consolidated financial statements.

16.	401(k) SAVINGS PLAN

We offer a 401(k) Savings Plan (the “Plan”) to all Company employees, subject to certain service requirements. The Company matches the first $1,000 of the employee’s contribution to the Plan and 50% thereafter, up to a discretionary pre-defined limit, on the first ten percent of the employee’s pre-tax deferral subject to statutory limits. The Company’s matching contribution vests ratably over 5 years for each employee. For the years ended December 31, 2011, 2010, and 2009, we incurred expense of $2.1 million, $1.2 million and $1.0 million respectively, under the Plan.

17.	SUPPLEMENTAL DISCLOSURE OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Quarterly results of operations for the years ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011 Quarterly Operating Results (1)
Revenue (excludes member co-payments of $320,909, $350,605, $598,035, and $574,564 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2011)	$1,121,733	$1,233,828	$1,429,377	$1,544,656
Gross profit	61,589	69,588	84,083	92,625
Operating income	34,071	21,562	26,299	32,288
Income before income taxes	32,948	19,782	23,875	30,352
Net income	20,296	12,311	15,242	18,738
Less: Net loss attributable to non-controlling interest	—	—	—	(401)
Net income attributable to the Company	20,296	12,311	15,242	19,139
Net income per common share attributable to the Company, basic	$0.46	$0.26	$0.31	$0.39
Net income per common share attributable to the Company, diluted	$0.45	$0.25	$0.31	$0.39

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010 Quarterly Operating Results (2)
Revenue (excludes member co-payments of $254,203, $231,174, $251,412, and $288,517 for the four quarterly periods ended March 31, June 30, September 30, and December 31, 2010)	$832,312	$890,107	$925,056	$1,116,617
Gross profit	50,647	55,724	61,743	66,135
Operating income	28,438	31,641	35,004	37,421
Income before income taxes	28,281	31,524	34,413	36,196
Net income	17,421	19,479	21,505	22,552
Net income per common share, basic	$0.40	$0.44	$0.49	$0.51
Net income per common share, diluted	$0.39	$0.44	$0.48	$0.51

(1)	– Includes the acquisition of CHII effective June 13, 2011.
(2)	– Includes the acquisition of FutureScripts effective September 13, 2010.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CATALYST HEALTH SOLUTIONS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Description	Balance Beginning of Period	Additions/ (Reductions) Charged to Costs and Expense	Additions/ (Reductions) Due to Acquisitions	Deductions	Balance End of Period
Deduction from asset account:
Allowance for accounts receivable:
Year ended December 31, 2011	$2,599	$518	$1,538	$(344)	$4,311
Year ended December 31, 2010	1,533	1,430	—	(364)	2,599
Year ended December 31, 2009	1,064	811	18	(360)	1,533

Allowance for rebates receivable:
Year ended December 31, 2011	$1,377	$(1,280)	$4,427	$(2,741)	$1,783
Year ended December 31, 2010	998	342	37	—	1,377
Year ended December 31, 2009	404	583	11	—	998

S-1