Form 10-K/A
period 2011-12-31
CATALYST HEALTH SOLUTIONS, INC.
filed 2012-03-02
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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
(Do not check if a smaller reporting company)

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

As of February 1, 2012, there were 50,245,106 shares outstanding of the registrant’s $0.01 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

The Company’s Proxy Statement for its annual meeting of stockholders to be held on June 4, 2012, a definitive copy of which will be filed within 120 days of December 31, 2011, is incorporated by reference in Part III of this Report on Form 10-K.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of Catalyst Health Solutions, Inc. for the year ended December 31, 2011, originally filed on February 24, 2012 (the “Original Filing”), is being filed solely to correct an error in the number of common shares outstanding as of February 1, 2012 shown on the cover page. The correct number of common shares outstanding as of such date is 50,245,106, as indicated on the cover page of this Amendment No. 1.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST HEALTH SOLUTIONS, INC.

March 2, 2012	By:	/s/ Timothy R. Pearson
Timothy R. Pearson Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report on Form 10-K/A:

Exhibit No.	Description

31.1	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer, as amended*

31.2	Exchange Act Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer, as amended*

101.INS	XBRL Taxonomy Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith.
**	Furnished herewith, not filed.