Form 10-Q
period 2012-03-31
CATALYST HEALTH SOLUTIONS, INC.
filed 2012-05-04
CIK 1090403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 23, 2012, there were 50,607,073 shares outstanding of the registrant’s common stock, par value $0.01 per share.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

First Quarter 2012 Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$51,223	$49,244
Accounts receivable, net of allowances of $3,847 and $4,311 at March 31, 2012 and December 31, 2011, respectively	444,629	419,266
Rebates receivable, net of allowances of $1,151 and $1,783 at March 31, 2012 and December 31, 2011, respectively	230,386	281,247
Inventory, net of allowances of $74 and $20 at March 31, 2012 and December 31, 2011, respectively	2,605	2,978
Income taxes receivable	12,515	16,405
Deferred income taxes	2,605	3,151
Other current assets	22,143	40,150

Total current assets	766,106	812,441
Property and equipment, net of accumulated depreciation of $29,945 and $26,134 at March 31, 2012 and December 31, 2011, respectively	71,762	62,909
Goodwill	785,270	785,385
Intangible assets, net	303,870	309,108
Restricted cash and investments	49,710	45,000
Investments, net	3,087	5,087
Other assets	38,590	10,248

Total assets	$2,018,395	$2,030,178

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$405,758	$485,468
Rebates payable	247,819	247,976
Accrued expenses and other current liabilities	137,052	101,208
Current maturities of long-term debt	7,500	7,500

Total current liabilities	798,129	842,152
Long-term debt	261,250	263,125
Deferred rent expense	10,989	2,997
Deferred income taxes	37,126	35,738
Other liabilities	42,381	37,667

Total liabilities	1,149,875	1,181,679

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 100,000 shares authorized, 50,560 and 50,234 shares issued at March 31, 2012 and December 31, 2011, respectively	506	502
Additional paid-in capital	493,103	486,473
Treasury stock, at cost, 400 shares and 345 shares at March 31, 2012 and December 31, 2011, respectively	(14,779)	(11,332)
Accumulated other comprehensive loss	(30)	(30)
Retained earnings	389,045	369,812

Total parent Company stockholders’ equity	867,845	845,425
Non-controlling interest	675	3,074

Total stockholders’ equity	868,520	848,499

Total liabilities and stockholders’ equity	$2,018,395	$2,030,178

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	For the three months ended March 31,
	2012	2011
Revenue (excludes member co-payments of $360,763 and $320,909 for the three months ended March 31, 2012 and 2011, respectively)	$1,454,805	$1,121,733

Direct expenses	1,359,472	1,060,144
Selling, general and administrative expenses	67,723	27,518

Total operating expenses	1,427,195	1,087,662

Operating income	27,610	34,071
Interest and other income	3	65
Interest expense	(2,155)	(1,188)

Income before income taxes	25,458	32,948
Income tax expense	9,623	12,652

Net income	15,835	20,296
Less: Net loss attributable to non-controlling interest	(3,398)	—

Net income attributable to the Company	$19,233	$20,296

Net income per share attributable to the Company, basic	$0.39	$0.46
Net income per share attributable to the Company, diluted	$0.39	$0.45
Weighted average shares of common stock outstanding, basic	49,144	44,152
Weighted average shares of common stock outstanding, diluted	49,592	44,724

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2012	2011
Net income	$15,835	$20,296
Other comprehensive income, net of tax:
Unrealized gain on investments	—	—

Comprehensive income	15,835	20,296
Less: Comprehensive loss attributable to non-controlling interest	(3,398)	—

Comprehensive income attributable to the Company	$19,233	$20,296

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$15,835	$20,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	3,811	1,959
Amortization of intangible and other assets	11,185	3,983
Loss on disposal of property and equipment	154	—
Allowances on receivables	(630)	(925)
Deferred income taxes	1,935	2,694
Equity based compensation charges	3,393	2,240
Other non-cash charges (income), net	214	(1,343)
Changes in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(25,365)	(35,374)
Rebates receivable	51,493	(11,769)
Income taxes receivable	3,917	7,577
Inventory, net	373	279
Other assets	2,452	(2,869)
Accounts payable	(82,985)	39,547
Rebates payable	(157)	9,676
Accrued expenses and other liabilities	19,225	365

Net cash provided by operating activities	4,850	36,336

Cash flows from investing activities:
Purchases of property and equipment	(8,828)	(3,270)
Business acquisitions and related payments, net of cash acquired	6,440	(4,940)
Other investing activities	—	(1,438)

Net cash used in investing activities	(2,388)	(9,648)

Cash flows from financing activities:
Repayments of term loan	(1,875)	(1,875)
Borrowings under revolving credit facility	269,000	—
Repayments of revolving credit facility	(269,000)	—
Deferred financing costs	—	(8)
Contingent consideration payments	(2,700)	—
Proceeds from exercise of stock options	662	431
Excess tax benefits due to option exercises and restricted stock vesting	3,517	1,964
Proceeds from shares issued under employee stock purchase plan	176	108
Purchases of treasury stock	(3,446)	(2,278)
Bank overdrafts	3,183	—

Net cash used in by financing activities	(483)	(1,658)

Net increase in cash and cash equivalents	1,979	25,030
Cash and cash equivalents at the beginning of period	49,244	157,843

Cash and cash equivalents at the end of period	$51,223	$182,873

Supplemental disclosure:
Cash paid for interest	$1,626	$897
Cash paid for taxes	$254	$417

The accompanying notes are an integral part of these consolidated financial statements.

CATALYST HEALTH SOLUTIONS, INC.

and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Catalyst Health Solutions, Inc., a Delaware corporation (the “Company,” “our,” “we” or “us”), in accordance with accounting principles generally accepted in the United States for interim financial reporting and the instructions to Form 10-Q and Article 10 of Regulation S-X. These consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair statement of the consolidated balance sheets, statements of operations, statements of comprehensive income and statements of cash flows for the periods presented. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the disclosures required by accounting principles generally accepted in the United States. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on February 24, 2012.

Rebates payable and receivable

Rebates earned under arrangements with manufacturers or third-party intermediaries are recorded predominately as a reduction of direct expenses. The Company refines its estimates each period based on actual collection and payment experience. For the three months ended March 31, 2012 and 2011, adjustments made to the rebate receivable estimates from prior periods reduced direct expense by $8.6 million and $3.3 million, respectively. Additionally, the portion of manufacturer or third-party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended March 31, 2012 and 2011, adjustments made to the rebate payable estimates from prior periods reduced revenue by approximately $3.3 million and $0.7 million, respectively.

Receivable/liability for Ceded Life and Annuity Contracts

As described in Note 4 – Business Combinations, on February 17, 2012, we acquired Molina Healthcare Insurance Company. The transaction resulted in our acquiring non-current receivable and liability for ceded life and annuity contracts. We report 100% ceded reinsurance arrangements for life insurance policies written and held by this acquired entity by recording a non-current receivable from the reinsurer with a corresponding non-current liability for ceded life and annuity contracts.

Contingent consideration

In connection with our acquisition of Catalyst Rx Health Initiatives, Inc. in June 2011, we may be required to pay up to $40.0 million of additional cash consideration. This amount has been deposited into an escrow account. As this deposit is restricted in nature, it is excluded from our cash and cash equivalents. Payment of this cash consideration is based upon the achievement of client retention milestones through March 31, 2014. No distributions have been made from the restricted cash amount. As of March 31, 2012, we have accrued $37.9 million as the fair value of the related contingent consideration, of which $18.9 million is in other current liabilities and $19.0 million is in other long-term liabilities on our consolidated balance sheet. As of December 31, 2011, we had accrued $37.7 million as the fair value of the related contingent consideration in other long-term liabilities on our consolidated balance sheet.

In July 2009, we purchased Total Script, LLC (“Total Script”). The purchase agreement included contingent consideration payable over a three-year period based on the achievement of certain milestones and net new business contracted. On December 15, 2011, we entered into an agreement with Total Script whereby we agreed to pay $2.7 million in connection with full and final settlement of the remaining contingent consideration owed. Such cash payment was made on January 3, 2012. The adjustments to the fair value of recognized amounts for contingent consideration, including a $3.4 million adjustment at settlement, which decreased expense, were included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2011.

2.	NEW ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on testing goodwill for impairment. The amendments in the ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We early adopted the provisions of this ASU for our goodwill impairment test performed as of December 31, 2011. The ASU update did not have an impact on our financial position.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance is intended to increase the prominence of other comprehensive income in financial statements by presenting it in either a single statement or two-statement approach. This new accounting pronouncement is effective for our first quarter of 2012 and there was no material impact on our financial statements from its adoption.

3.	FAIR VALUE MEASUREMENTS

Summary of Financial Assets Measured on a Recurring Basis

The following tables detail the fair value measurements of our financial assets measured on a recurring basis as of March 31, 2012 and December 31, 2011 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	00000000	00000000	00000000	00000000
		Fair Value Measurements at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$99,957	$99,957	$—	$—
Auction rate securities	577	—	—	577
Restricted investments	4,710	—	4,710	—
Other long-term investments	2,510	—	2,510	—

Total assets measured at fair value	$107,754	$99,957	$7,220	$577

	00000000	00000000	00000000	00000000
		Fair Value Measurements at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets Using Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money market funds	$154,343	$154,343	$—	$—
Auction rate securities	577	—	—	577
Other long-term investments	4,510	—	4,510	—

Total assets measured at fair value	$159,430	$154,343	$4,510	$577

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

The following table reflects the roll forward of activity for our major classes of assets measured at fair value using Level 3 inputs (in thousands):

	For the three months ended March 31,
	2012	2011
Beginning Balance	$577	$577
Redemptions and sales during the period	—	—
Changes in unrealized gain included in accumulated other comprehensive income	—	—

Ending Balance	$577	$577

Investments

The following is a summary of our investments as of the dates indicated (in thousands):

As of March 31, 2012:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Restricted investments	4,710	—	—	4,710
Other long-term investments	2,510	—	—	2,510

Total investments	$7,797	$—	$48	$7,845

As of December 31, 2011:	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
Auction rate securities	$577	$—	$48	$625
Other long-term investments	4,510	—	—	4,510

Total investments	$5,087	$—	$48	$5,135

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

Restricted investments

Pursuant to regulations governing our recently acquired insurance subsidiary (see Note 4 – Business Combinations), we maintain statutory deposits and deposits required by state Medicaid authorities of $4.7 million at March 31, 2012. These restricted investments consist primarily of U.S. Treasury notes and are designated as held-to-maturity and are carried at amortized cost, which approximates fair value. The use of these funds is limited to specific purposes as required by each state, or as protection against the insolvency of capitated providers. We have the ability to hold these restricted investments until maturity and, as a result, we would not expect the value of these investments to decline significantly due to sudden change in market interest rates.

Other long-term investments

Other long-term investments represent our investments in non-controlled companies and are recorded at cost. There were no identified events or changes in circumstances that had a significant adverse effect on the value of these investments. If there were evidence of a decline in value, which is other than temporary, the amounts would be written down to their estimated recoverable value.

Summary of contractual maturities

The contractual maturities of our available-for-sale ARS and our held-to-maturity restricted investments at March 31, 2012 are as follows (in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$5	$5
Due after one year	5,330	5,282

Total	$5,335	$5,287

Fair Value of Financial Liabilities

Our long-term debt obligations (See “Note 7 – Financing”) are Level 2 financial liabilities. The interest rates on our long-term debt obligations are variable based on current LIBOR and applicable margins over LIBOR. As a result, the carrying amounts of our revolving credit facility and term loan approximate fair value as of March 31, 2012 and December 31, 2011. We estimate fair market value for these liabilities based on their market value.

4.	BUSINESS COMBINATIONS

Acquisition of Molina Healthcare Insurance Company

On February 17, 2012, we acquired Molina Healthcare Insurance Company (“MHIC”) for $13.3 million in cash. MHIC is a shell insurance company, previously owned by Molina Healthcare, Inc., a California-based health plan. MHIC is licensed to sell life, annuity and accident health insurance products in all fifty states, except Maine and New York. All of the MHIC’s legacy business is ceded to Protective Life Insurance Company (“Protective”), an unrelated third-party, through a 100% coinsurance agreement. Protective assumes all obligations from MHIC to pay claims and administer the life and annuity block of business.

The purchase price of MHIC was largely determined based on the estimated fair value of net assets acquired. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in cash of $4.2 million, restricted investments of $4.7 million, reinsurance receivable of $23.4 million, insurance contract liabilities of $23.4 million, and acquired state licenses of $4.4 million which have an indefinite life. Transaction costs related to the MHIC acquisition are included in selling, general and administrative expense in our consolidated statements of operations and were not material.

The acquisition was accounted for as a purchase. The results of MHIC operations for the period subsequent to the date of acquisition are not material to our consolidated financial statements. Unaudited pro forma financial information has not been included herein because of the immateriality of the MHIC business combination.

Acquisition of Catalyst Rx Health Initiatives, Inc.

On June 13, 2011, we completed our acquisition of Catalyst Rx Health Initiatives, Inc. (“CHII”), formerly known as Walgreens Health Initiatives, Inc. (“WHI”), which was the pharmacy benefit management (“PBM”) subsidiary of Walgreen Co. (“Walgreens”). The purchase price was $485.0 million in cash, subsequently adjusted by $48.6 million for net working capital adjustments, and up to $40.0 million in additional cash consideration payable upon the achievement of certain client retention milestones through March 31, 2014. The fair value of the contingent consideration at the acquisition date was approximately $36.7 million. The cash payment for this acquisition was funded by a combination of cash on hand and amounts drawn under our revolving credit facility. In the first quarter of 2012, we received $15.6 million in cash from Walgreens as final settlement for the net working capital adjustments.

The purchase price of CHII was determined largely on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $366.5 million, acquired technology of $11.3 million with an estimated useful life of 5.5 years, customer relationship intangibles of $133.0 million with an estimated useful life of 13 years, and other contract intangibles related to an administrative support services agreement with the seller of $44.9 million with an estimated useful life of 8 years. Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of CHII.

The value of identified intangibles reflect that we entered into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as 10-year agreements to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members, and to provide certain administrative support services to on-going Walgreens businesses.

We determined the fair value of the contingent consideration using probability assessments of the expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Subsequent changes to the valuation are recorded through earnings. For the three months ended March 31, 2012, there was a $0.2 million increase in the fair value of contingent consideration subsequent to acquisition which was recorded in selling, general and administrative expenses in the consolidated statements of operations.

The following table summarizes the consideration transferred to acquire CHII and the amounts of identified assets acquired and liabilities assumed at the date of acquisition. The acquisition was accounted for as a purchase, and accordingly, the results of CHII operations are included in our consolidated financial statements since the date of acquisition. Amounts are in thousands.

At June 13, 2011
Fair value of consideration:
Cash	$485,000
Net working capital adjustments	(48,623)
Contingent consideration	36,676

Total consideration	473,053

Valuation of identifiable assets acquired and liabilities assumed:
Current assets (primarily accounts receivable and rebates receivable)	206,868
Intangible assets	189,200
Property, plant and equipment	127
Other long-term assets	261
Liabilities assumed (primarily trade payable and rebates payable)	(289,858)

Total identified net assets	106,598

Goodwill	$366,455

The following table sets forth certain unaudited pro forma financial data assuming the acquisition of CHII had been completed as of the beginning of the earliest period presented, after giving effect to purchase accounting adjustments. The pro forma financial information is not necessarily indicative of the results of operations if the transaction had been in effect as of the beginning of the periods presented, nor is it necessarily an indication of trends in future results. Amounts are in thousands, except for per share data.

For the three months ended March 31, 2011

Revenue	$1,472,149
Net income attributable to the Company	$18,379
Net income per share attributable to the Company, basic	$0.38
Net income per share attributable to the Company, diluted	$0.37
Weighted average shares, basic	48,652
Weighted average shares, diluted	49,224

Acquisition of NLBP, LLC

On January 25, 2011, we acquired NLBP, LLC (“NLBP”), an Arizona limited liability company which has developed an electronic clinical messaging platform, for $6.2 million in cash.

The purchase price of NLBP was determined largely on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s final allocation of the purchase price to the net assets acquired resulted in goodwill of $4.5 million, trade name intangibles of $0.2 million with an estimated useful life of 20 years, non-compete agreements of $0.6 million with an estimated life of 3 years, and acquired technology of $0.9 million with an estimated useful life of 5 years.

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

5.	VARIABLE INTEREST ENTITY

We entered into a purchase agreement on December 16, 2011, whereby we made an initial capital contribution of $5.0 million to Script Relief LLC, a Delaware corporation, in exchange for a 19.9% ownership interest. On March 1, 2012 we made an additional $5.0 million capital contribution to Script Relief due to their achievement of certain milestones, thereby increasing our ownership interest to 47.0%. Script Relief operates a direct to consumer pharmacy benefit business including discount card offerings and associated activities. We have evaluated this transaction and have determined that Script Relief is a variable interest entity and that we are the primary beneficiary because our underlying PBM and pharmacy contracts represent its key business operations and we have the power to direct these activities. As a result, we consolidate Script Relief in our consolidated financial statements and separately disclose the amounts attributable to our non-controlling interests, which were recorded at fair value as of the date of the purchase agreement. The carrying amount of the assets and liabilities, and the impact of the operating results of this consolidated variable interest entity are not material to our consolidated financial statements.

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

The change in equity for the three months ended March 31, 2012 attributable to the non-controlling interest, as well as equity attributable to the parent and total equity, is as follows (in thousands):

	Total Equity	Parent Company Equity	Non-controlling Interest Equity
Balance as of January 1, 2012	$848,499	$845,425	$3,074
Net income (loss)	15,835	19,233	(3,398)
Exercise of stock options, including tax benefits	2,392	2,392	—
Expense related to restricted stock, including tax benefits	5,179	5,179	—
Shares issued pursuant to employee stock purchase plan	176	176	—
Purchase of treasury stock	(3,446)	(3,446)	—
Purchase of additional ownership interest from non-controlling interest	—	(1,114)	1,114
Non-controlling interest purchase accounting adjustments	(115)	—	(115)

Balance as of March 31, 2012	$868,520	$867,845	$675

6.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2012 are as follows (in thousands):

2012
Balance as of January 1, 2012	$785,385
Net adjustments to goodwill related to Script Relief	(115)

Balance as of March 31, 2012	$785,270

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. We performed our annual goodwill impairment testing at December 31, 2011 and concluded that no impairment of goodwill existed.

The following table sets forth the components of our intangible assets (in thousands):

	March 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$328,063	$(56,512)	$271,551	$328,063	$(47,498)	$280,565
Non-compete agreements	570	(222)	348	570	(174)	396
Trade names	16,799	(1,299)	15,500	18,199	(2,489)	15,710
Developed technology	13,548	(2,723)	10,825	13,548	(2,073)	11,475
Other PBM contracts	1,916	(742)	1,174	2,277	(1,315)	962
Insurance operating licenses	4,472	—	4,472	—	—	—

Total intangible assets	$365,368	$(61,498)	$303,870	$362,657	$(53,549)	$309,108

The weighted average amortization period of our intangible assets subject to amortization is 10.5 years. Customer relationships intangibles represent the estimated fair value of customer relationships at the dates of acquisition and are amortized from 5 years to 20 years. The estimated fair values are based on income-method valuation calculations. Non-compete agreements, trade names and developed technology intangibles are subject to amortization from 3 years to 20 years. The other PBM contracts class of intangibles allows us to provide PBM services, and is amortized over the expected period of future cash flow, based on management’s best estimate, which range from 5 months to 20 years. Insurance operating licenses are indefinite lived intangible assets.

In determining the useful life of the intangible assets for amortization purposes, we consider the period of expected cash flows used to measure the fair value of the intangible asset, adjusted as appropriate for entity-specific factors. The costs incurred to renew or extend the term of a recognized intangible asset are generally deferred, where practicable, to the extent recoverable from future cash flows. We did not incur costs to renew or extend the term of acquired intangible assets during the three ended March 31, 2012.

Acquisition-related intangible amortization expense for PBM customer contracts have been included as an offset to revenue in the amounts of $4.2 million and $1.8 million, for three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the estimated aggregate amortization expense of our existing intangible assets for each of the five succeeding years (in thousands):

Year ended December 31,
2012 (remaining)	$31,378
2013	$38,061
2014	$35,314
2015	$34,018
2016	$26,349

7.	FINANCING

The following table sets forth the components of our long-term debt (in thousands):

	March 31, 2012	December 31, 2011
Senior secured term loan facility due August 4, 2015 with an average interest rate of 2.25% and 2.00% at March 31, 2012 and December 31, 2011, respectively	$138,750	$140,625
Revolving credit facility due August 4, 2015 with an average interest rate of 2.63% and 2.29% at March 31, 2012 and December 31, 2011, respectively	130,000	130,000

Total debt	268,750	270,625
Less current maturities	(7,500)	(7,500)

Long-term debt	$261,250	$263,125

On April 14, 2011, we amended and restated our existing senior credit facilities which were originally entered into on August 4, 2010 and consist of a revolving credit facility and term loan facility. The original term loan facility had a principal amount of $150.0 million and remains unchanged subsequent to the amendment. The original revolving credit facility had an aggregate revolving commitment of $200.0 million, and was subsequently amended to increase that commitment to $400.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing, or that we may create or acquire, with certain exceptions as set forth in our amended credit agreement, pursuant to the terms of a separate guarantee and collateral agreement.

There were draw-downs of $269.0 million and repayments of $269.0 million under the revolving credit facility during the three months ended March 31, 2012. At March 31, 2012 and December 31, 2011, there was $130.0 million outstanding under our revolving credit facility.

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

Our amended senior credit facilities contain negative and affirmative covenants affecting us and our existing and future subsidiaries, with certain exceptions set forth in our amended credit agreement. Negative covenants and restrictions include: restrictions on liens, debt, dividends and other restricted payments, redemptions and stock repurchases, consolidations and mergers, acquisitions, investments, loans, advances, restrictive agreements with subsidiaries, speculative hedging agreements and a leverage ratio of consolidated total debt to consolidated EBITDA. At March 31, 2012 and December 31, 2011, we were in compliance with all covenants associated with our credit facilities.

At March 31, 2012, net deferred financing costs of $6.9 million related to the issuance of the credit facilities are being amortized over an average weighted period of 3.3 years and are reflected in other assets in the accompanying consolidated balance sheet.

8.	STOCKHOLDERS’ EQUITY

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

Stock Options

A summary of our stock option activity for the three months ended March 31, 2012 is as follows (in thousands, except for weighted-average exercise price):

	Options	Weighted-Average Exercise Price
Outstanding at December 31, 2011	175	$6.25
Granted	—	—
Exercised	(110)	6.01
Forfeited or expired	—	—

Outstanding at March 31, 2012	65	$6.67

Exercisable at March 31, 2012	65	$6.67

The aggregate intrinsic value of exercisable stock options at March 31, 2012 was approximately $3.7 million with a weighted average remaining life of 0.4 years. The total intrinsic value of stock options exercised during the three months ended March 31, 2012 and 2011 were approximately $5.9 million and $2.5 million, respectively.

Restricted Stock Awards

A summary of our restricted share activity for the three months ended March 31, 2012 is as follows (in thousands, except for weighted-average fair value per share):

	Shares	Weighted-Average Fair Value Per Share
Non-vested shares outstanding at December 31, 2011	862	$42.66
Granted	249	60.82
Vested	(173)	33.08
Forfeited	(36)	43.07

Non-vested shares outstanding at March 31, 2012	902	$49.48

Included in the balance of non-vested shares outstanding at March 31, 2012 are 150,000 performance-based awards issued to our Chief Executive Officer that were granted in the fourth quarter of 2011. These awards, which cliff vest in December 2014, may be subject to adjustment based on the achievement of certain financial and quality-based performance goals over the performance period. For the market-based component of these performance awards, compensation expense was determined using a lattice equity-pricing model which incorporates all probabilities of outcome and is recognized on a straight-line basis over the performance period. For the performance component of these performance awards, the compensation expense is estimated using the most probable outcome of the performance goals and adjusted as the expected outcome changes during the performance period. The expense related to these awards was approximately $0.4 million for the three months ended March 31, 2012.

The fair value of non-performance restricted shares, which is based on our stock price at the date of grant, is expensed over the vesting period. As of March 31, 2012, the total remaining unrecognized compensation cost related to all non-vested restricted shares was approximately $37.5 million with a weighted average period over which it is expected to be recognized of 3.1 years.

Common Stock Warrants

Pursuant to an acquisition in 2010, we issued 100,000 common stock warrants. These warrants, which expire on August 2013, had an exercise price of $44.73 per share and were valued at approximately $1.0 million using the Black-Scholes equity-pricing model. The warrants remained issued and outstanding at March 31, 2012.

Pursuant to an acquisition in 2004, we issued 255,000 common stock warrants at an exercise price of $15.45 per share. These warrants, which expire June 2014, were valued at approximately $2.5 million using the Black-Scholes equity-pricing model. These warrants remain issued and outstanding at March 31, 2012.

Treasury Stock

Recipients of restricted stock grants are provided the opportunity to sell a portion of those shares to the Company at the time the shares vest, in order to pay their withholding tax obligations. We account for these share purchases as treasury stock transactions using the cost method. Approximately 55,500 shares were purchased at a cost of approximately $3.4 million for the three months ended March 31, 2012, respectively.

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

9.	INCOME TAXES

The income tax rates were 37.8% and 38.4% during the three months ended March 31, 2012 and 2011, respectively. These rates represent the percentage relationship of the provision for income taxes to the income before provision for income taxes. The effective tax rate in the first quarter of 2012 was lower than in the comparable period in 2011 primarily due to the tax impact of Script Relief and a reduction in our state effective rate due to changes in the overall apportionment factors as a result of the CHII acquisition.

10.	NET INCOME PER SHARE ATTRIBUTABLE TO THE COMPANY

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

The following represents a reconciliation of the number of shares used in the basic and diluted net income per share attributable to the Company computations (amounts in thousands, except per share data):

	Three months ended March 31,
	2012	2011
Net income attributable to the Company	$19,233	$20,296

Calculation of shares:
Weighted average common shares outstanding, basic	49,144	44,152
Dilutive effect of stock options, restricted stock awards and warrants	448	572

Weighted average common shares outstanding, diluted	49,592	44,724

Net income per common share attributable to the Company, basic	$0.39	$0.46

Net income per common share, attributable to the Company diluted	$0.39	$0.45

Potential common stock equivalents representing 146,000 shares and 111,000 shares for the three months ended March 31, 2012 and 2011, respectively, were not included in the computation of diluted net income per common share attributable to the Company because to do so would have been anti-dilutive.

11.	COMMITMENTS AND CONTINGENCIES

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

12.	SEGMENT REPORTING

We have determined that we operate in only one segment – the PBM segment. Accordingly, no segment disclosures have been included in these Notes to Consolidated Financial Statements.

13.	SUBSEQUENT EVENTS

Acquisition of Regence Rx

On May 1, 2012, we completed the acquisition of Regence Rx, the PBM administrative operations of Cambia Health Solutions, Inc. (“Cambia”) for $2.6 million in cash. Regence Rx includes employees, fixed assets, and certain vendor contracts.

Pending transactions under the Merger Agreement with SXC Health Solutions Corp.

On April 17, 2012, SXC Health Solutions Corp., a corporation organized under the laws of the Yukon Territory, Canada (“SXC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst; SXC Health Solutions, Inc., a Texas corporation and a direct wholly-owned subsidiary of SXC (“US Corp.”); Catamaran I Corp., a Delaware corporation and a newly formed direct wholly-owned subsidiary of US Corp. (“Merger Sub”); and Catamaran II LLC, a Delaware limited liability company and a newly formed direct wholly-owned subsidiary of US Corp. (“Merger LLC”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into Catalyst, with Catalyst surviving as a wholly-owned subsidiary of US Corp. (the “Merger”), and (ii) subject to the receipt of certain tax opinions on or prior to the closing date regarding the status of the Merger and the Subsequent Merger, taken together, as a reorganization and the tax-free status thereof, immediately following the completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC (the “Subsequent Merger”), with Merger LLC surviving the Subsequent Merger and continuing as a wholly-owned subsidiary of US Corp.

Subject to the terms and conditions of the Merger Agreement, which have been approved and adopted by the boards of directors of each of SXC and Catalyst, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of Catalyst (“Catalyst Common Stock”) outstanding immediately prior to the Effective Time (other than shares owned by SXC or Catalyst or any of their wholly-owned subsidiaries or shares with respect to which appraisal rights have been properly exercised) will convert into the right to receive 0.6606 of a common share, no par value per share, of SXC (“SXC Common Stock”), and $28.00 in cash (the “Merger Consideration”). No fractional shares of SXC Common Stock will be issued in the Merger, and holders of Catalyst Common Stock will receive cash in lieu of any fractional shares of SXC Common Stock.

The completion of the Merger is subject to certain conditions, including, among others, (i) approval and adoption by Catalyst stockholders of the Merger Agreement, (ii) approval by SXC stockholders of the issuance of SXC Common Stock in connection with the Merger, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of certain governmental approvals, (iv) no court order prohibiting the transactions contemplated by the Merger Agreement, (v) no exercise of appraisal rights by more than 10% of Catalyst stockholders, (vi) the approval for listing of shares of SXC Common Stock to be issued in the Merger on the Nasdaq Stock Market and the Toronto Stock Exchange, and (vii) subject to materiality exceptions, the accuracy of the representations and warranties made by SXC, US Corp., Merger Sub and Merger LLC, on the one hand, and Catalyst, on the other hand, and compliance by SXC, US Corp., Merger Sub, Merger LLC and Catalyst with their respective obligations under the Merger Agreement. The completion of the Merger is not subject to a financing condition.

The Merger Agreement contains specified termination rights for both SXC and Catalyst. If the Merger Agreement is terminated under certain specified circumstances, Catalyst must pay SXC a termination fee of $134.5 million. If the Merger Agreement is terminated under certain other specified circumstances, SXC must pay Catalyst a termination fee of $134.5 million or, if the Merger Agreement is terminated under certain specified circumstances relating to SXC’s failure to obtain the requisite financing for the Merger, a termination fee of $281.5 million.

On or about April 20, 2012, Hillary Coyne, an alleged Catalyst stockholder, filed a complaint in the Court of Chancery of the State of Delaware against Catalyst, Catalyst’s directors, SXC and certain wholly-owned subsidiaries of SXC (collectively the “defendants”). The complaint purports to be brought on behalf of a class of all Catalyst stockholders and alleges that the Catalyst directors violated their fiduciary duties, in connection with their negotiation of and agreement to the merger agreement and the merger by, among other things, agreeing to allegedly inadequate consideration and preclusive terms. The SXC defendants are alleged to have aided and abetted the Catalyst directors’ alleged breaches of fiduciary duty. The complaint seeks a preliminary and permanent injunction against the merger and, in the alternative, damages. On April 23, 2012, Colleen Witmer, an alleged Catalyst stockholder, filed a second complaint in the Court of Chancery of the State of Delaware against the same defendants, alleging substantially the same facts and seeking relief similar to that sought in the Coyne action.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q (“Report”) may contain certain forward-looking statements, including without limitation, statements concerning Catalyst Health Solutions, Inc.’s (the “Company,” “our,” “we” or “us”) operations, economic performance and financial condition. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “believe,” “expect,” “anticipate,” “will,” “could,” “would,” “should,” “may,” “plan,” “estimate,” “intend,” “predict,” “potential,” “continue,” and the negatives of these words and other similar expressions generally identify forward-looking statements. These forward-looking statements may include statements addressing our operations and our financial performance. Readers are cautioned not to place undue reliance on these forward-looking statements, which, among other things, speak only as of their dates. These forward-looking statements are based largely on Catalyst Health Solutions, Inc.’s current expectations and are subject to a number of risks and uncertainties. Factors we have identified that may materially affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 (“Annual Report on Form 10-K”), particularly under Item 1A, “Risk Factors,” and in our other filings with the Securities and Exchange Commission (the “SEC”). In addition, other important factors to consider in evaluating such forward-looking statements include changes in external market factors, changes in our business or growth strategy or an inability to execute our strategy, including due to changes in our industry or the economy generally. In light of these risks and uncertainties, there can be no assurances that the results referred to in the forward-looking statements will, in fact, occur. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made in this Report, in our Annual Report on Form 10-K and in our other filings with the SEC that attempt to advise interested parties of the risks and factors that may affect our business.

RECENT DEVELOPMENTS

Pending transactions under the Merger Agreement with SXC Health Solutions Corp.

On April 17, 2012, SXC Health Solutions Corp., a corporation organized under the laws of the Yukon Territory, Canada (“SXC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Catalyst; SXC Health Solutions, Inc., a Texas corporation and a direct wholly-owned subsidiary of SXC (“US Corp.”); Catamaran I Corp., a Delaware corporation and a newly formed direct wholly-owned subsidiary of US Corp. (“Merger Sub”); and Catamaran II LLC, a Delaware limited liability company and a newly formed direct wholly-owned subsidiary of US Corp. (“Merger LLC”). The Merger Agreement provides, among other things, that, upon the terms and subject to the conditions set forth therein, (i) Merger Sub will merge with and into Catalyst, with Catalyst surviving as a wholly-owned subsidiary of US Corp. (the “Merger”), and (ii) subject to the receipt of certain tax opinions on or prior to the closing date regarding the status of the Merger and the Subsequent Merger, taken together, as a reorganization and the tax-free status thereof, immediately following the completion of the Merger, the surviving corporation from the Merger will merge with and into Merger LLC (the “Subsequent Merger”), with Merger LLC surviving the Subsequent Merger and continuing as a wholly-owned subsidiary of US Corp.

Subject to the terms and conditions of the Merger Agreement, which have been approved and adopted by the boards of directors of each of SXC and Catalyst, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of Catalyst (“Catalyst Common Stock”) outstanding immediately prior to the Effective Time (other than shares owned by SXC or Catalyst or any of their wholly-owned subsidiaries or shares with respect to which appraisal rights have been properly exercised) will convert into the right to receive 0.6606 of a common share, no par value per share, of SXC (“SXC Common Stock”), and $28.00 in cash. No fractional shares of SXC Common Stock will be issued in the Merger, and holders of Catalyst Common Stock will receive cash in lieu of any fractional shares of SXC Common Stock.

The Merger Agreement contains specified termination rights for both SXC and Catalyst. If the Merger Agreement is terminated under certain specified circumstances, Catalyst must pay SXC a termination fee of $134.5 million. If the Merger Agreement is terminated under certain other specified circumstances, SXC must pay Catalyst a termination fee of $134.5 million or, if the Merger Agreement is terminated under certain specified circumstances relating to SXC’s failure to obtain the requisite financing for the Merger, a termination fee of $281.5 million.

On or about April 20, 2012, Hillary Coyne, an alleged Catalyst stockholder, filed a complaint in the Court of Chancery of the State of Delaware against Catalyst, Catalyst’s directors, SXC and certain wholly-owned subsidiaries of SXC (collectively the “defendants”). The complaint purports to be brought on behalf of a class of all Catalyst stockholders and alleges that the Catalyst directors violated their fiduciary duties, in connection with their negotiation of and agreement to the merger agreement and the merger by, among other things, agreeing to allegedly inadequate consideration and preclusive terms. The SXC defendants are alleged to have aided and abetted the Catalyst directors’ alleged breaches of fiduciary duty. The complaint seeks a preliminary and permanent injunction against the merger and, in the alternative, damages. On April 23, 2012, Colleen Witmer, an alleged Catalyst stockholder, filed a second complaint in the Court of Chancery of the State of Delaware against the same defendants, alleging substantially the same facts and seeking relief similar to that sought in the Coyne action.

Acquisition of Regence Rx

On May 1, 2012, we completed the acquisition of Regence Rx, the PBM administrative operations of Cambia Health Solutions, Inc. (“Cambia”) for $2.6 million in cash. Regence Rx includes employees, fixed assets, and certain vendor contracts.

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

We provide our clients access to a contracted, non-exclusive national network of approximately 66,000 pharmacies. Our primary business is to provide our clients and their members with timely and accurate benefit adjudication, while controlling pharmacy spending trends through customized plan designs, clinical programs, physician orientation programs, and member education. We use an electronic point-of-sale system of eligibility verification and plan design information, and we offer access to rebate arrangements for certain branded pharmaceuticals. When a member of one of our clients presents a prescription or health plan identification card to a retail pharmacist in our network, the system provides the pharmacist with access to online information regarding eligibility, patient history, health plan formulary listings, and contractual reimbursement rates. The member generally pays a co-payment to the retail pharmacy and the pharmacist fills the prescription. We electronically aggregate pharmacy benefit claims, which include prescription costs plus our claims processing fees for consolidated billing and payment. We receive payments from clients, including applicable claims processing fees, and make payments of amounts owed to the retail pharmacies pursuant to our negotiated rates.

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

For the three months ended March 31, 2012, our revenue increased by 30% to approximately $1.45 billion from $1.12 billion for the same period in 2011. Our increase in revenue in 2012 is primarily due to our acquisitions of CHII as well as to our initiation of services with new PBM clients. Also, for the three months ended March 31, 2012 and 2011, acquisition-related intangible amortization expense of $4.2 million and $1.8 million, respectively, for PBM customer contracts have been included as an offset to revenue. Total claims processed, excluding administrative service only (“ASO”) claims, increased to 24.8 million for the three months ended March 31, 2012, from 20.6 million during the same period in 2011. ASO claims were 22.8 million and 0.1 million for the three months ended March 31, 2012 and 2011, respectively. For the three months ended March 31, 2012, our revenue per claim processed, excluding ASO claims, increased by approximately 6%, when compared to the same period in 2011. The increase in revenue per claim processed in 2012 was primarily caused by manufacturer-driven price inflation offset by an increase in generic utilization and the impact of higher member copayments due to the annual reset of plan deductibles.

Member co-payments to pharmacies are not recorded as revenue or direct expenses. We incur no obligations for co-payments to pharmacies and have never made such payments. Under our pharmacy agreements, the pharmacy is solely obligated to collect the co-payments from the members. If we had included co-payments in our reported revenue and direct expenses, it would have resulted in an increase in our reported revenue and direct expenses of $360.8 million and $320.9 million for the three months ended March 31, 2012 and 2011, respectively. Our operating and net income, consolidated balance sheets and statements of cash flows would not have been affected.

The following tables illustrate the effects on our reported revenue and direct expenses if we had included the actual member co-payments as indicated by our claims processing system (in millions):

	Three months ended March 31,
	2012	2011
Reported revenue	$1,454.8	$1,121.7
Member co-payments	360.8	320.9

Total	$1,815.6	$1,442.6

Reported direct expenses	$1,359.5	$1,060.1
Member co-payments	360.8	320.9

Total	$1,720.3	$1,381.0

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

Acquisition of Molina Healthcare Insurance Company

On February 17, 2012, we acquired Molina Healthcare Insurance Company (“MHIC”) for $13.3 million in cash. MHIC is a shell insurance company, previously owned by Molina Healthcare, Inc., a California-based health plan. MHIC is licensed to sell life, annuity and accident health insurance products in all fifty states, except Maine and New York. All of the MHIC’s legacy business is ceded to Protective Life Insurance Company (“Protective”), an unrelated third-party, through a 100% coinsurance agreement. Protective assumes all obligations from MHIC to pay claims and administer the life and annuity block of business.

The purchase price of MHIC was largely determined based on the estimated fair value of net assets acquired. Management’s preliminary allocation of the purchase price to the net assets acquired resulted in cash of $4.2 million, restricted investments of $4.7 million, reinsurance receivable of $23.4 million, insurance contract liabilities of $23.4 million, and acquired state licenses of $4.4 million which have an indefinite life.

The acquisition was accounted for as a purchase. The results of MHIC operations for the period subsequent to the date of acquisition are not material to our consolidated financial statements.

Acquisition of Catalyst Rx Health Initiatives, Inc.

On June 13, 2011, we completed our acquisition of Catalyst Rx Health Initiatives, Inc. (“CHII”), formerly known as Walgreens Health Initiatives, Inc. (“WHI”), which was the pharmacy benefit management (“PBM”) subsidiary of Walgreen Co. (“Walgreens”). The purchase price was $485.0 million in cash, subsequently adjusted by $48.6 million for net working capital adjustments, and up to $40.0 million in additional cash consideration payable upon the achievement of certain client retention milestones through March 31, 2014. The fair value of the contingent consideration at the acquisition date was approximately $36.7 million. The cash payment for this acquisition was funded by a combination of cash on hand and amounts drawn under our revolving credit facility. In the first quarter of 2012, we received $15.6 million in cash from Walgreens as final settlement for the net working capital adjustments.

The purchase price of CHII was determined largely on the basis of management’s expectations of future earnings and cash flows, resulting in the recognition of goodwill. Management’s allocation of the purchase price to the net assets acquired resulted in goodwill of $366.5 million, acquired technology of $11.3 million with an estimated useful life of 5.5 years, customer relationship intangibles of $133.0 million with an estimated useful life of 13 years, and other contract intangibles related to an administrative support services agreement with the seller of $44.9 million with an estimated useful life of 8 years. Goodwill related to this acquisition is deductible for tax purposes. The goodwill recognized is primarily attributable to the workforce of the acquired business and the operating synergies expected to be realized after our acquisition of CHII.

The value of identified intangibles reflect that we entered into a 10-year contract with Walgreens to provide PBM services for Walgreens’ 244,000 employees and retirees, as well as 10-year agreements to administer the Walgreens Prescription Savings Club, which has approximately 2.4 million members, and to provide certain administrative support services to on-going Walgreens businesses.

We determined the fair value of the contingent consideration using probability assessments of the expected future cash flows over the period in which the obligation is expected to be settled, and applied a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. Subsequent changes to the valuation are recorded through earnings. For the three months ended March 31, 2012, there was a $0.2 million increase in the fair value of contingent consideration subsequent to acquisition which was recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

Variable Interest Entity-Script Relief, LLC

We entered into a purchase agreement on December 16, 2011, whereby we made an initial capital contribution of $5.0 million to Script Relief LLC, a Delaware corporation, in exchange for a 19.9% ownership interest. On March 1, 2012 we made an additional $5.0 million capital contribution to Script Relief due to their achievement of certain milestones, thereby increasing our ownership interest to 47.0%. Script Relief operates a direct to consumer pharmacy benefit business including discount card offerings and associated activities. We have evaluated this transaction and have determined that Script Relief is a variable interest entity and that we are the primary beneficiary because our underlying PBM and pharmacy contracts represent its key business operations and we have the power to direct these activities. As a result, we consolidate Script Relief in our consolidated financial statements and separately disclose the amounts attributable to our non-controlling interests, which were recorded at fair value as of the date of the purchase agreement. The carrying amount of the assets and liabilities, and the impact of the operating results of this consolidated variable interest entity are not material to our consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue. Revenue from operations for the three months ended March 31, 2012 and 2011 were approximately $1.45 billion and $1.12 billion, respectively. Revenue increased over the comparable period in 2011 by $0.33 billion. Total claims processed, excluding ASO claims, increased to 24.8 million for the three months ended March 31, 2012 from 20.6 million for the same period in 2011. ASO claims were 22.8 million and 0.1 million for the three months ended March 31,

2012 and 2011, respectively. Our increase in revenue and prescription volume in 2012 is primarily due to our acquisition of CHII, our initiation of services with new PBM clients, and a $1.4 million benefit from a client settlement offset by client attrition. Also, for the three months ended March 31, 2012 and 2011, acquisition related intangible amortization expense of $4.2 million and $1.8 million, respectively, for PBM customer contracts have been included as an offset to revenue.

For the three months ended March 31, 2012, our revenue per claim processed, excluding ASO claims, increased by approximately 6% when compared to the same period in 2011. The increase in revenue per claim processed for 2012 was primarily due to manufacturer-driven price inflation offset by an increase in generic utilization and the impact of higher member copayments due to the annual reset of plan deductibles. Additionally, the portion of manufacturer or third-party intermediary rebates due to clients is recorded as a reduction of revenue. For the three months ended March 31, 2012 and 2011, adjustments made to the rebate payable estimates from prior periods reduced revenue by approximately $3.3 million and $0.7 million, respectively.

Direct Expenses. Direct expenses for the three months ended March 31, 2012 and 2011 were approximately $1.36 billion and $1.06 billion, respectively. Direct expenses increased by approximately $0.3 billion over the comparable period in 2011, primarily related to the $0.33 billion increase in overall revenue offset by a $2.4 million reduction in expense due to a settlement of reimbursements with certain pharmacy partners. Direct expenses for the three months ended March 31, 2012 and 2011 represented 95.3% and 97.5% of total operating expenses, respectively. Additionally, rebates earned under arrangements with manufacturers or third-party intermediaries are predominately recorded as a reduction of direct expenses. For the three months ended March 31, 2012 and 2011, adjustments made to the rebate receivable estimates from prior periods reduced direct expense by $8.6 million and $3.3 million, respectively.

Gross margin is calculated as revenue less direct expenses. Factors that can result in changes in gross margins include generic substitution rates, changes in the utilization of preferred drugs with higher discounts and changes in the volume of prescription dispensing at lower-cost network pharmacies. Our gross margin increased to $95.3 million for the three months ended March 31, 2012 from $61.6 million for the comparable period in 2011. Gross margin as a percentage of revenue was 6.6% and 5.5% for the three months ended March 31, 2012 and 2011, respectively. In 2012, gross margin percentages were increased primarily by the impact of CHII, higher generic utilization offset by lower margins on renewal business, client attrition, and the negative $3.0 million impact of Script Relief.

Selling, General and Administrative. For the three months ended March 30, 2012, selling, general and administrative expenses increased by approximately $40.2 million over the same period in the prior year to $67.7 million, or 4.7% of operating expenses. For the three months ended March 31, 2011, selling, general and administrative expenses was $27.5 million, or 2.5% of operating expenses. The increase in selling, general and administrative expenses was primarily a result of increased personnel compensation, travel, facility and related costs associated with supporting the increased customer volume from new client contracts and the acquisition of CHII. Additionally, we incurred $8.8 million of CHII integration costs, acquisition related intangible amortization of $5.7 million, $3.1 million in transaction costs related to acquisitions of businesses and customer contracts, and $2.6 million in non-recurring Medicare Part D plan set-up and administration costs.

Selling, general and administrative expenses of $67.7 million for the three months ended March 31, 2012, consisted of $23.5 million in compensation and benefits, which includes $2.9 million in non-cash compensation, $16.0 million in professional fees, $8.8 million of CHII integration related costs, $4.3 million in facility costs, $2.1 million in travel expenses, $1.2 million in insurance and other corporate expenses, $0.5 million in non-employee non-cash compensation expense, $0.7 million in recruitment and temporary personnel costs, $1.1 million in other and $9.5 million in depreciation and amortization.

Selling, general and administrative expenses of $27.5 million for the three months ended March 31, 2011, consisted of $13.9 million in compensation and benefits, which includes $1.7 million in non-cash compensation, $4.5 million in professional fees, $3.0 million in facility costs, $0.9 million in travel expenses, $1.0 million in insurance and other corporate expenses, $0.5 million in non-employee non-cash compensation expense, $0.3 million in recruitment and temporary personnel costs, an offset of $1.4 million for an adjustment to the fair value of contingent consideration, $1.3 million in other and $3.5 million in depreciation and amortization.

Interest and Other Income. Interest and other income decreased by less than $0.1 million for the three months ended March 31, 2012 from the comparable period in 2011.

Interest Expense. Interest expense increased to $2.2 million for the three months ended March 31, 2012 from $1.2 million in the comparable period in 2011. The increase was attributable primarily to interest expense associated with our credit facilities and the amortization of related financing costs.

Income Tax Expense. The income tax rate of 37.8% during the three months ended March 31, 2012 and 38.4% for the three months ended March 31, 2011 represent the percentage relationship of the provision for income taxes to the income before income taxes. The effective tax rate in the first quarter of 2012 was lower than in the comparable period in 2011 due primarily to the tax impact of Script Relief and a reduction in our state effective rate due to changes in the overall apportionment factors as a result of the CHII acquisition.

Net Loss Attributable to Non-Controlling Interest. Net loss attributable to our non-controlling interest was $3.4 million for the three months ended March 31, 2012.

Net Income Attributable to the Company. Net income attributable to the Company for the three months ended March 31, 2012 decreased by approximately $1.1 million over the same period in 2011 to $19.2 million. The decrease in net income attributable to the Company over the same period in 2011 was primarily a function of the increased selling, general and administrative expenses related to our recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Our sources of funds are primarily cash flows from operating activities. We have in the past also raised funds by borrowing on bank debt and, most recently, through the proceeds of a public offering of shares of our common stock. During the last several years, we have generated positive cash flow from operations and anticipate similar results for the remainder of 2012. At March 31, 2012, our cash and cash equivalents were $51.2 million. The net increase of $2.0 million in our cash and cash equivalents since the end of fiscal 2011 resulted primarily from the cash provided by our operating activities and offset by investing activities.

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

On April 14, 2011, we amended and restated our existing senior credit facilities which were entered into originally on August 4, 2010 consisting of a revolving credit facility and term loan facility. The original term loan facility had a principal amount of $150.0 million and remains unchanged subsequent to the amendment. The original revolving credit facility had an aggregate revolving commitment of $200.0 million, and was subsequently amended to increase that commitment to $400.0 million. Each of our revolving credit facility and our term loan facility matures on August 4, 2015. In addition to the revolving credit facility and term loan facility, our senior credit facilities permit us to incur up to $100.0 million in total principal amount of additional term loan or revolving loan indebtedness under the senior credit facilities. Our obligations under our senior credit facilities are fully and unconditionally guaranteed jointly and severally by us and certain of our U.S. subsidiaries currently existing or that we may create or acquire, with certain exceptions as set forth in our amended credit agreement, pursuant to the terms of a separate guarantee and collateral agreement.

During the three months ended March 31, 2012, we borrowed $269.0 million under our revolving credit facility and made $269.0 million of repayments. The outstanding balance under the revolving credit facility at March 31, 2012 and December 31, 2011 was $130.0 million. The term loan facility balance at March 31, 2012 was $138.8 million and amortizes in nominal quarterly installments of $1.875 million on the last day of each calendar quarter, with such payments having commenced on December 31, 2010 until maturity, whereby the final installment of the term loan facility will be paid on the maturity date in an amount equal to the aggregate unpaid principal amount. We anticipate repaying the term loan and revolving credit facility through our operating cash flows.

Net Cash Provided by Operating Activities. Our operating activities generated $4.9 million of cash from operations in the three-month period ended March 31, 2012, a $31.4 million change from the $36.3 million cash provided in the comparable prior year period. This $4.9 million in cash provided by operating activities in 2012 reflects $15.8 million in net income, plus $20.1 million in net non-cash charges and a $31.0 million net decrease in cash provided by changes in working capital and other assets and liabilities. This $31.0 million net decrease in cash provided by changes in working capital, net of effects from acquisitions, was primarily due an increase in accounts receivable by $25.4 million due to the timing of a single customer payment, a net decrease in accounts payable and accrued expenses of $63.8 million due to the timing of vendor payments, offset by a decrease in rebates receivable of $51.5 million due to a collection of receivables included in the CHII acquisition. Additionally, our net cash provided by operating activities this quarter was adversely affected by the negative working capital position assumed with our acquisition of CHII. In the first quarter of 2012, we received $15.6 million in cash from Walgreens as final settlement for the net working capital adjustments which is reflected in our cash provided by investing activities.

The $36.3 million in cash provided by operating activities in 2011 reflects $20.3 million in net income, plus $8.6 million in net non-cash charges and a $7.4 million net increase in cash provided by changes in working capital and other assets and liabilities. This $7.4 million net increase in cash provided by changes in working capital, net of effects from acquisitions, was primarily due to decreases in accounts receivable of $35.4 million, rebates receivable of $11.8 million and other assets of $2.9 million, offset by decreases in accounts payable of $39.5 million, rebates payable of $9.7 million, income taxes payable of $7.6 million, accrued liabilities of $0.4 million and inventory of $0.3 million. The changes in accounts receivable and rebates receivable reflect the impact of a temporary delay in the timing of the collection of these receivables. The changes in income taxes payable, accounts payable and rebates payable reflect the temporary benefit in the timing of payments of these payables.

Net Cash Used in Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 was $2.4 million compared to $9.6 million of cash used in the prior year period. The cash used in the current period reflects $8.8 million in capital expenditures offset by $15.6 million of cash received from a working capital adjustment and net cash paid during the period of $9.2 million for acquisitions. The $9.6 million of net cash used for the three months ended March 31, 2011 reflects expenditures of $4.9 million for business acquisitions, $3.3 million in capital expenditures and other investing activities of $1.4 million.

Net Cash Used by Financing Activities. Net cash used by financing activities for the three months ended March 31, 2012 was $0.5 million compared to net cash used of $1.7 million in the prior year period. In the current period, we received $0.7 million from the exercise of stock options, $0.2 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan, an income tax benefit of $3.5 million related to the exercise of stock options and restricted stock vesting, and a bank overdraft of $3.2 million. Additionally, we purchased $3.5 million of treasury stock during the three months ended March 31, 2012, made a scheduled $1.9 million payment on our term loan and made contingent consideration payments of $2.7 million. In the prior year period, we received $0.4 million from the exercise of stock options, $0.1 million in proceeds from issuance of common stock pursuant to our employee stock purchase plan and had an income tax benefit of $2.0 million related to the exercise of stock options and restricted stock vesting. Additionally, we purchased $2.3 million of treasury stock during the three months ended March 31, 2011 and made a scheduled $1.9 million payment on our term loan.

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

We do not expect our business, results of operations, financial position or cash flows to be affected to any significant degree by a sudden change in market interest rates. At March 31, 2012, we had $268.8 million of long-term debt obligations which were subject to variable interest rates under our senior credit facilities. A hypothetical increase in interest rates of 1% would result in an increase in our annual interest expense of approximately $2.7 million (pre-tax), presuming obligations subject to variable interest rates remained constant.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting for our quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the ordinary course of business, we may become subject to legal proceedings and claims. We are not aware of any legal proceedings or claims, which, in the opinion of management, will have a material effect on our financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and in our other filings with the Securities and Exchange Commission, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission are not the only risks we face. Additional risks and uncertainties not currently known to us, including those related to estimates, or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

CATALYST HEALTH SOLUTIONS, INC.

May 4, 2012	By:	/s/ David T. Blair
David T. Blair
Chief Executive Officer

May 4, 2012	By:	/s/ Timothy R. Pearson
Timothy R. Pearson
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)